Form 10-Q
period 2019-06-30
Fastly, Inc.
filed 2019-08-09
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-38897
____________________________
FASTLY, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	27-5411834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
475 Brannan Street, Suite 300
San Francisco, CA 94107
(Address of principal executive offices) (Zip code)

(844) 432-7859
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address, or former fiscal year, if changed since last report)
____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00002 par value	FSLY	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 7, 2019, 13,036,488 shares of the registrants’ Class A common stock were outstanding and 80,433,917 shares of registrant's Class B common stock were outstanding.

TABLE OF CONTENTS

		Page
	Part I - Financial Information
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Six Months Ended June 30, 2019 and 2018	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	9
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	47
	Part II - Other Information	49
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3.	Defaults Upon Senior Securities	79
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	80
	Signatures	82

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "will," or the negative of these terms or other similar expressions.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	our ability to attract and retain customers;

•	our ability to increase the usage of our platform by existing customers;

•	defects, interruptions, security breaches, delays in performance, or similar problems with our platform;

•	our financial performance, including our revenue, cost of revenue, operating expenses, and our ability to attain and sustain profitability;

•	our ability to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences;

•	the growth of our relevant markets;

•	our platform’s functionality, scalability, performance, ease of use, reliability, and cost effectiveness relative to that of our competitors’ products and services;

•	our ability to compete effectively with existing competitors and new market entrants;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to maintain, protect, and enhance our intellectual property; and

•	our ability to comply with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.investors.fastly.com), our filings with the Securities and Exchange Commission, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$213,463	$36,963
Marketable securities	32,156	46,679
Accounts receivable, net of allowance for doubtful accounts of $1,525 and $1,679 as of June 30, 2019 and December 31, 2018, respectively	28,542	24,729
Prepaid expenses and other current assets	12,192	8,896
Total current assets	286,353	117,267
Property and equipment, net	55,610	42,354
Goodwill	359	360
Intangible assets, net	1,198	610
Other assets	12,856	2,163
Total assets	$356,376	$162,754
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,753	$2,333
Accrued expenses	25,101	15,535
Current portion of long-term debt	32,822	11,370
Other current liabilities	1,589	2,512
Total current liabilities	65,265	31,750
Long-term debt, less current portion	17,878	39,439
Convertible preferred stock warrant liabilities	—	3,261
Other long-term liabilities	5,911	647
Total liabilities	89,054	75,097
Commitments and contingencies (Note 9)
Convertible preferred stock	—	219,584
Stockholders’ equity (deficit):
Class A and Class B common stock	2	1
Additional paid-in capital	435,189	16,403
Treasury stock	(2,109)	(2,109)
Accumulated other comprehensive income (loss)	13	(36)
Accumulated deficit	(165,773)	(146,186)
Total stockholders’ equity (deficit)	267,322	(131,927)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$356,376	$162,754

See Notes to Condensed Consolidated Financial Statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$46,173	$34,448	$91,729	$66,946
Cost of revenue	20,784	15,695	40,502	31,079
Gross profit	25,389	18,753	51,227	35,867
Operating expenses:
Research and development	11,244	8,099	21,420	16,078
Sales and marketing	16,906	11,973	31,945	24,316
General and administrative	8,920	4,130	17,620	9,832
Total operating expenses	37,070	24,202	70,985	50,226
Loss from operations	(11,681)	(5,449)	(19,758)	(14,359)
Interest income	861	147	1,277	284
Interest expense	(2,989)	(359)	(4,224)	(740)
Other expense, net	(1,696)	(140)	(2,472)	(234)
Loss before income taxes	(15,505)	(5,801)	(25,177)	(15,049)
Income taxes	82	35	137	93
Net loss	$(15,587)	$(5,836)	$(25,314)	$(15,142)
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(21)	$(46)	$7	$16
Loss on investments in available-for-sale-securities	14	8	42	6
Total other comprehensive (loss) income	$(7)	$(38)	$49	$22
Comprehensive loss	$(15,594)	$(5,874)	$(25,265)	$(15,120)
Net loss attributable to common stockholders	$(15,587)	$(5,836)	$(25,314)	$(15,142)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.24)	$(0.59)	$(0.63)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	59,781	24,127	42,599	24,034
See Notes to Condensed Consolidated Financial Statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Three months ended June 30, 2019
	Convertible Preferred Shares		Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 1, 2019	53,630,213	$219,584	—	$—	25,521,408	$1	$18,676	$(2,109)	$20	$(150,186)	$(133,598)
Conversion of convertible preferred stock to Class B common stock	(53,630,213)	(219,584)	—	—	53,630,213	1	219,583	—	—	—	219,584
Conversion of convertible preferred stock warrants into Class B common stock warrants	—	—	—	—	—	—	5,665	—	—	—	5,665
Issuance of Class A common stock in connection with the IPO, net of underwriting discounts	—	—	12,937,500	—	—	—	186,912	—	—	—	186,912
Exercise of stock options	—	—	57,658	—	761,479	—	1,893	—	—	—	1,893
Exercise of common stock warrants	—	—	—	—	172,380	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	40,530	—	155	—	—	—	155
Stock-based compensation	—	—	—	—	—	—	2,243	—	—	—	2,243
Repayment of stockholder note	—	—	—	—	26,642	—	62	—	—	—	62
Net loss	—	—	—	—	—	—	—	—		(15,587)	(15,587)
Other comprehensive loss	—	—	—	—	—	—	—	—	(7)	—	(7)
Balance as of June 30, 2019	—	$—	12,995,158	$—	80,152,652	$2	$435,189	$(2,109)	$13	$(165,773)	$267,322

	Three months ended June 30, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at April 1, 2018	49,718,084	$179,705	24,035,354	$1	$11,440	$(2,109)	$36	$(124,557)	$(115,189)
Issuance of Series F Preferred stock, net of issuance costs of $121	3,832,362	39,063	—	—	—	—	—	—	—
Exercise of stock options	—	—	318,377	—	517	—	—	—	517
Vesting of early exercised stock options	—	—	11,795	—	30	—	—	—	30
Stock-based compensation	—	—	—	—	990	—	—	—	990
Repayment of stockholder note	—	—	8,828	—	20	—	—	—	20
Net loss	—	—	—	—	—	—	—	(5,836)	(5,836)
Other comprehensive loss	—	—	—	—	—	—	(38)	—	(38)
Balance as of June 30, 2018	53,550,446	$218,768	24,374,354	$1	$12,997	$(2,109)	$(2)	$(130,393)	$(119,506)

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—Continued
(in thousands, except share amounts)
(unaudited)

	Six months ended June 30, 2019
	Convertible Preferred Shares		Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	53,630,213	$219,584	—	$—	25,025,836	$1	$16,403	$(2,109)	$(36)	$(146,186)	$(131,927)
Impact of change in accounting policy	—	—	—	—	—	—	—	—	—	5,727	5,727
Conversion of convertible preferred stock to Class B common stock	(53,630,213)	(219,584)	—	—	53,630,213	1	219,583	—	—	—	219,584
Conversion of convertible preferred stock warrants into Class B common stock warrants	—	—	—	—	—	—	5,665	—	—	—	5,665
Issuance of Class A common stock in connection with the IPO, net of underwriting discounts	—	—	12,937,500	—	—	—	186,912	—	—	—	186,912
Exercise of stock options	—	—	57,658	—	1,211,230	—	2,532	—	—	—	2,532
Exercise of common stock warrants	—	—	—	—	172,380	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	81,054	—	310	—	—	—	310
Stock-based compensation	—	—	—	—	—	—	3,710	—	—	—	3,710
Repayment of stockholder note	—	—	—	—	31,939	—	74	—	—	—	74
Net loss	—	—	—	—	—	—	—	—	—	(25,314)	(25,314)
Other comprehensive loss	—	—	—	—	—	—	—	—	49	—	49
Balance as of June 30, 2019	—	$—	12,995,158	$—	80,152,652	$2	$435,189	$(2,109)	$13	$(165,773)	$267,322

	Six months ended June 30, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	49,718,084	$179,705	23,879,074	$1	$10,377	$(2,109)	$(24)	$(115,251)	$(107,006)
Issuance of Series F Preferred stock, net of issuance costs of $121	3,832,362	39,063	—	—	—	—	—	—	—
Exercise of stock options	—	—	438,186	—	692	—	—	—	692
Vesting of early exercised stock options	—	—	48,266	—	70	—	—	—	70
Stock-based compensation	—	—	—	—	1,838	—	—	—	1,838
Repayment of stockholder note	—	—	8,828	—	20	—	—	—	20
Net loss	—	—	—	—	—	—	—	(15,142)	(15,142)
Other comprehensive loss	—	—	—	—	—	—	22	—	22
Balance as of June 30, 2018	53,550,446	$218,768	24,374,354	$1	$12,997	$(2,109)	$(2)	$(130,393)	$(119,506)
See Notes to Condensed Consolidated Financial Statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(25,314)	$(15,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,624	6,295
Amortization of deferred rent	3,985	(112)
Amortization of debt issuance costs	1,816	—
Stock-based compensation	3,710	1,838
Provision for doubtful accounts	69	276
Change in fair value of preferred stock warrant liabilities	2,404	79
Other non-operating activities	(400)	(42)
Interest paid on capital leases	(171)	(116)
Loss on disposals of property and equipment	39	—
Changes in operating assets and liabilities:
Accounts receivable	(3,882)	(3,375)
Prepaid expenses and other current assets	(3,209)	(1,504)
Other assets	(4,966)	514
Accounts payable	3,270	(1,389)
Accrued expenses	287	(39)
Other liabilities	(910)	133
Net cash used in operating activities	(15,648)	(12,584)
Cash flows from investing activities:
Purchases of marketable securities	(32,662)	(10,657)
Sales of marketable securities	47,634	19,927
Purchases of property and equipment	(9,229)	(9,834)
Purchases of intangible assets	(636)	—
Net cash provided by (used in) investing activities	5,107	(564)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting fees	192,510	—
Payments of costs related to initial public offering	(3,653)	—
Proceeds from borrowings under notes payable	—	4,000
Repayments of notes payable	(4,988)	—
Repayments of capital leases	(676)	(585)
Proceeds from Series F financing	—	39,184
Series F issuance costs	—	(121)
Proceeds from Employee Stock Purchase Plan	810	—
Proceeds from exercise of vested stock options	2,530	691
Proceeds from early exercise of stock options	520	—
Proceeds from payment of stockholder note	74	20
Repurchase of early exercised shares	—	(13)
Net cash provided by financing activities	187,127	43,176
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	1	9
Net increase in cash, cash equivalents, and restricted cash	176,587	30,037
Cash, cash equivalents, and restricted cash at beginning of period	36,963	31,396
Cash, cash equivalents, and restricted cash at end of period	$213,550	$61,433

See Notes to Condensed Consolidated Financial Statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Six months ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,435	$938
Cash paid for income taxes, net of refunds received	$13	$48
Property and equipment additions not yet paid in cash	$8,035	$365
Vesting of early-exercised stock options	$310	$81
Capital lease outstanding from current year addition	$3,740	$458
Change in other assets from change in accounting principle	$5,727	$—
Conversion of convertible preferred stock warrants to convertible common stock warrants	$5,665	$—
Costs related to initial public offering, accrued but not yet paid	$1,945	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$213,463	$61,433
Restricted cash included in prepaid and other current assets line item of Condensed Consolidated Balance Sheets	87	—
Total cash, cash equivalents, and restricted cash	$213,550	$61,433

See Notes to Condensed Consolidated Financial Statements.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. Our edge network spans 64 Points-of-Presence ("POPs") around the world, as of June 30, 2019. We were incorporated in Delaware in 2011 and are headquartered in San Francisco, California.
As used herein, "Fastly," "we," "our," "the Company," and similar terms include Fastly, Inc. and its subsidiaries, unless the context indicates otherwise.
Stock Split
On May 3, 2019, we implemented a 1-for-2 reverse stock split of our stock. All shares of Common Stock, stock-based instruments, and per-share data included in these financial statements give effect to the stock split and the changes in authorized shares have been adjusted retroactively for all periods presented.
Initial Public Offering ("IPO")
On May 21, 2019 we completed an IPO in which we sold 12,937,500 shares of our newly authorized Class A common stock, which included 1,687,500 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $16.00 per share. We received net proceeds of $192.5 million, after deducting underwriting discounts and commissions, from sales of our shares in the IPO. The net proceeds include additional proceeds of $25.1 million, net of underwriters' discounts and commissions, from the exercise of the underwriters' option to purchase an additional 1,687,500 shares of our Class A common stock. Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock and all shares of convertible preferred stock then outstanding were converted into 53,630,213 shares of common stock on a one-to-one basis, and then reclassified as shares of Class B common stock.
2.     Summary of Significant Accounting Policies
Basis of Presentation
The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") along with instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Unaudited Interim Financial Statements
The accompanying interim condensed consolidated balance sheet as of June 30, 2019, the related interim condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows, the condensed consolidated statements of convertible preferred stock and stockholders' equity (deficit) for the six months ended June 30, 2019 and 2018, and the related footnote disclosures are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our financial position as of June 30, 2019, our results of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018, and our statements of cash flows for the six months ended June 30, 2019 and 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

results and outcomes could differ significantly from our estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, useful lives and realizability of long-lived assets, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The primary focus of our investment strategy is to preserve capital and meet liquidity requirements. Our investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage the risk exposure, we invest cash equivalents and marketable securities in a variety of fixed income securities, including government and investment-grade debt securities, and money market funds. We place our cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits, if any.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. No customer accounted for more than 10% of revenue for the three and six months ended June 30, 2019 and 2018 or more than 10% of the total accounts receivable balance as of June 30, 2019 and December 31, 2018.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to those described in the Final Prospectus dated May 16, 2019 relating to our IPO, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Prospectus").
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition, Topic 605, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things ASU 2014-09 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenue, which is referred to as a performance obligation. Revenue is recognized when or as control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services. We have adopted ASU 2014-09 as of January 1, 2019 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2019. Revenues and contract assets or liabilities for contracts completed prior to January 1, 2019 are presented under Topic 605, and revenues and contract assets and liabilities from contracts which were not completed or started after December 31, 2018 are presented under Topic 606. We recorded a net increase in stockholders’ equity (retained earnings) of $5.7 million as of January 1, 2019 due to the cumulative impact of adopting Topic 606 and Topic 340, Other Assets and Deferred Costs. Refer to Note 3, "Revenue", in the Notes to the Condensed Consolidated Financial Statements for further information.
In August 2016, FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which clarifies how entities should classify cash receipts and cash payments related to eight specific cash flow matters on the statement of cash flows, with the objective of reducing existing diversity in practice. ASU 2016-15 designates the appropriate class flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing, and financing activities. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018. We adopted this guidance effective January 1, 2019 using the retrospective transition approach for all periods presented. The adoption of ASU 2016-15 did not have a material impact on our condensed consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18"), which requires companies to include amounts generally described as restricted cash and restricted cash

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this guidance effective January 1, 2019, using the retrospective transition approach for all periods presented. The adoption of ASU 2016-18 did not have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), which changes the definition of a business to assist entities with evaluating whether transactions should be accounted for as transfers of assets or business combinations. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018. We adopted this guidance effective January 1, 2019, using the prospective approach. The adoption of ASU 2017-01 did not have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates step two from the goodwill impairment test. Under this guidance, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020, although early adoption is permitted for annual and interim goodwill impairment testing dates following January 1, 2017. We have elected to early adopt this guidance beginning in the second quarter of 2019 using the prospective method. The adoption of ASU 2017-04 did not have a material impact on our condensed consolidated financial statements.
In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, certain guidance such as payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within that fiscal year, although early adoption is permitted. We have elected to early adopt the guidance beginning January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act") and therefore have elected to continue to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. We have elected to use this extended transition period under the JOBS Act. The effective dates shown below reflect the election to use the extended transition period.
In February 2016, the FASB issued new guidance, Accounting Standard Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Accordingly, this new standard introduces a lessee model that brings most operating leases on the balance sheet and also aligns certain of the underlying principles of the new lessor model with those in the new revenue recognition standard. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019 using the modified retrospective method, although the optional transition method can also be applied. We are currently evaluating the appropriate transition method and impact of this guidance on our condensed consolidated financial statements and related disclosures.

3.     Revenue
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers, which replaced the existing revenue recognition guidance, ASC 605, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We determine revenue recognition through the following five-step approach:

•	identification of the contract, or contracts, with a customer;

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.

We adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted, and continue to be reported in accordance with our historical accounting under Topic 605. We recorded a cumulative catch-up adjustment to the opening retained earnings of $5.7 million, as of January 1, 2019, due to the cumulative impact of adopting Topic 606 and Topic 340, Other Assets and Deferred Costs. The area impacted was related to the treatment of incremental costs of obtaining contracts with customers. The impact from applying Topic 606 and Topic 340 as of and for the three and six months ended June 30, 2019 is as follows:
Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2019			Six months ended June 30, 2019
	As currently reported	Impact of adopting new revenue standards	As would have been reported under previous revenue standards	As currently reported	Impact of adopting new revenue standards	As would have been reported under previous revenue standards
	(in thousands)
Sales and marketing	$16,906	$(4)	$16,902	$31,945	$67	$32,012
Total operating expenses	37,070	(4)	37,066	70,985	67	71,052
Loss from operations	(11,681)	4	(11,677)	(19,758)	(67)	(19,825)
Loss before income taxes	(15,505)	4	(15,501)	(25,177)	(67)	(25,244)
Net loss	(15,587)	4	(15,583)	(25,314)	(67)	(25,381)
Comprehensive loss	(15,594)	4	(15,590)	(25,265)	(67)	(25,332)
Net loss attributable to common stockholders	$(15,587)	$4	$(15,583)	$(25,314)	$(67)	$(25,381)
Condensed Consolidated Balance Sheets

	As of June 30, 2019
	As currently reported	Impact of adopting new revenue standards	As would have been reported under previous revenue standards
	(in thousands)
Other assets	$12,856	$(5,794)	$7,062
Total assets	356,376	(5,794)	350,582
Accumulated deficit	(165,773)	(5,794)	(171,567)
Total stockholders’ equity	267,322	(5,794)	261,528
Total liabilities and stockholders’ equity	$356,376	$(5,794)	$350,582

Revenue recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, each of which are distinct and accounted for as separate performance

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our estimate of the standalone selling price ("SSP") of each distinct good or service in the contract.
Judgment is required to determine the SSP for each distinct performance obligation. We analyze separate sales of our products and services as a basis for estimating the SSP of our products and services. We then use that SSP as the basis for allocating the transaction price when our product and services are sold together in a contract with multiple performance obligations. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such geographic region and distribution channel in determining the SSP.
The transaction price in a contract is typically equal to the minimum commit price in the contract less any discounts provided. Because our typical contracts represent distinct services delivered over time with the same pattern of transfer to the customer, usage-based consideration primarily related to actual consumption over the minimum commit levels is allocated to the period to which it relates. The amount of consideration recognized for usage above the minimum commit price is limited to the amount we expect to be entitled to receive in exchange for providing services. We have elected to apply the practical expedient for estimating and disclosing the variable consideration when variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation from our remaining performance obligations under these contracts.
Performance obligations represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by us. These obligations can be content delivery, security, professional services, support, edge cloud platform services, and others. Accordingly, our revenue is recognized over time, consistent with the pattern of benefit provided to the customer over the term of the agreement.
At times, customers may request changes that either amend, replace, or cancel existing contracts. Judgment is required to determine whether the specific facts and circumstances within the contracts should be accounted for as a separate contract or as a modification.
In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we have determined our contracts do not include a significant financing component. We have also elected the practical expedient to not measure financing components for any contract where the timing difference is less than one year.
From time to time we enter into arrangements to establish and run private POPs for customers. These arrangements include content delivery services as well as professional services and the provision of hardware. For accounting purposes, we have determined that the provisioning of hardware is an operating lease. We recognize the revenue from these leases monthly on a straight-line basis over the term of the relevant customer agreements.
Nature of products and services
We primarily derive revenue from the sale of services to customers executing contracts in which the standard contract term is one year, although terms may vary by contract. Most of our contracts are non-cancelable over the contractual term. These contracts can commit the customer to a minimum monthly level of usage and specify the rate at which the customer must pay for actual usage above the monthly minimum.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Revenue by geography is based on the billing address of the customer. The following table presents our net revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
United States	$32,521	$26,901	$65,943	$52,242
All other countries	13,652	7,547	25,786	14,704
Total revenue	$46,173	$34,448	$91,729	$66,946

Our revenue includes a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. The following table presents our net revenue for enterprise and non-enterprise customers:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Enterprise customers	$39,421	$27,872	$78,465	$55,019
Non-enterprise customers	6,752	6,576	13,264	11,927
Total revenue	$46,173	$34,448	$91,729	$66,946

Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. We have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue is recognized subsequent to invoicing.
Deferred revenue includes amounts billed to customers for which revenue has not been recognized and consists of the unearned portions of edge cloud platform usage and Web Application Firewalls ("WAF") security tuning services.
Payment terms and conditions vary by contract type, but our standard terms are that payments are due within 15 days from the date of invoice.
The following tables present our contract assets, contract liabilities and certain information related to these balances as of and for the three and six months ended June 30, 2019:

	As of June 30, 2019	As of January 1, 2019
	(in thousands)
Contract liabilities(1)	$653	$1,622
__________

(1)	Balance as of January 1, 2019 represents contract liabilities as adjusted for Topic 606.

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$1,069	$2,006

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Remaining performance obligations
As of June 30, 2019, we had $65.5 million of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet definition of a contract under Topic 606 as of June 30, 2019. In addition to the practical expedient discussed above, we applied the practical expedient giving the optional exemption from disclosing the information about our remaining performance obligations for our service contracts for which the original contract duration is one year or less. The typical contract term is one year, although terms may vary by contract. We expect to recognize 52% of this balance over the next twelve months and the remainder within the following year.
Costs to obtain a contract
We capitalize incremental costs associated with obtaining customer contracts, specifically for sales commissions. These costs are deferred on our Condensed Consolidated Balance Sheets and amortized over the expected period of benefit on a straight-line basis. Based on the nature of our unique technology and services, the rate at which we continually enhance and update our technology, and our historical customer retention, the expected period of benefit is determined to be approximately five years. Amortization is within the sales and marketing line item on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Deferred commissions are included in other assets on the accompanying Condensed Consolidated Balance Sheets.
As of June 30, 2019 and January 1, 2019, our costs to obtain contracts were as follows:

	As of June 30, 2019	As of January 1, 2019
	(in thousands)
Deferred commissions(1)	$6,514	$5,727
__________

(1)	Balance as of January 1, 2019 represents deferred commissions as adjusted for Topic 606.

During the three and six months ended June 30, 2019, we recognized $0.6 million and $1.1 million of amortization related to deferred commission, respectively. These costs are recorded within the sales and marketing line item on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

4.     Investments and Fair Value Measurements
Our total cash, cash equivalents and marketable securities consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents:
Cash	$1,098	$32,546
Money market funds	212,365	2,419
U.S. Treasury securities	—	1,998
Total cash and cash equivalents	$213,463	$36,963
Marketable securities:
Corporate notes and bonds	$11,510	$12,852
Commercial paper	10,761	20,086
U.S. Treasury securities	2,994	5,932
Asset-backed securities	6,891	7,809
Total marketable securities	$32,156	$46,679

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$11,496	$14	$—	$11,510
Commercial paper	10,761	—	—	10,761
U.S. Treasury securities	2,993	1	—	2,994
Asset-backed securities	6,888	3	—	6,891
Total available-for-sale investments	$32,138	$18	$—	$32,156

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$12,867	$—	$(15)	$12,852
Commercial paper	20,086	—	—	20,086
U.S. Treasury securities	5,933	—	(1)	5,932
Asset-backed securities	7,817	—	(8)	7,809
Total available-for-sale investments	$46,703	$—	$(24)	$46,679

All securities classified as available-for-sale as of June 30, 2019 and December 31, 2018 have contractual maturities of one year or less. There were no securities in a continuous loss position for 12 months or longer as of June 30, 2019 and December 31, 2018. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above, as we believe that the decrease in fair value of these securities is temporary and expects to recover at least up to the initial cost of investment for these securities.
Fair Value of Financial Instruments
For certain of our financial instruments, including cash held in banks, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities and are therefore excluded from the fair value tables below.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There is a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3—Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation.
We measure our cash equivalents, marketable securities, and convertible preferred stock warrant liabilities at fair value. We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we value these investments using

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

quoted market prices or alternative pricing sources and models utilizing market observable inputs. The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of our Level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including the readily available pricing sources for the identical underlying security that may not be actively traded. Prior to our IPO, we historically classified our convertible preferred stock warrant liabilities as Level 3. The convertible common stock warrant liabilities were valued using the Black-Scholes option-pricing model to determine the expected payout to calculate the fair value.
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$212,365	$—	$—	$212,365
Total cash equivalents	212,365	—	—	212,365
Marketable securities:
Corporate notes and bonds	—	11,510	—	11,510
Commercial paper	—	10,761	—	10,761
U.S. Treasury securities	—	2,994	—	2,994
Asset-backed securities	—	6,891	—	6,891
Total marketable securities	—	32,156	—	32,156
Total financial assets	$212,365	$32,156	$—	$244,521

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$2,419	$—	$—	$2,419
U.S. Treasury securities	—	1,998	—	1,998
Total cash equivalents	2,419	1,998	—	4,417
Marketable securities:
Corporate notes and bonds	—	12,852	—	12,852
Commercial paper	—	20,086	—	20,086
U.S. Treasury securities	—	5,932	—	5,932
Asset-backed securities	—	7,809	—	7,809
Total marketable securities	—	46,679	—	46,679
Total financial assets	$2,419	$48,677	$—	$51,096
Convertible preferred stock warrant liabilities	$—	$—	$3,261	$3,261
Total financial liabilities	$—	$—	$3,261	$3,261

The convertible preferred warrant liability is related to the warrants to purchase shares of preferred stock. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Upon the closing of the IPO, the warrant to purchase shares of preferred stock was converted into a warrant to purchase shares of our common stock. As a result, the warrant liability was remeasured a final time immediately prior to the IPO and reclassified to additional paid in capital within stockholders' equity.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities:

2019
(in thousands)
Fair value, December 31, 2018	$3,261
Change in fair value of Level 3 financial liabilities	2,404
Conversion of convertible preferred stock warrants into Class B common stock warrants	(5,665)
Fair value, June 30, 2019	$—

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other expense, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and six months ended June 30, 2019 and 2018.

5.     Balance Sheet Information
Property and equipment, net
Property and equipment, net consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
	(in thousands)
Computer and networking equipment	$83,236	$65,060
Leasehold improvements	3,268	3,259
Furniture and fixtures	559	539
Office equipment	535	513
Internal-use software	10,311	8,604
Property and equipment, gross	97,909	77,975
Accumulated depreciation and amortization	(42,299)	(35,621)
Property and equipment, net	$55,610	$42,354

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2019 and 2018 was approximately $3.9 million and $3.3 million, respectively. Depreciation and amortization expense on property and equipment for six months ended June 30, 2019 and 2018 was approximately $7.6 million and $6.3 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $0.5 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively and $1.0 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, the unamortized balance of capitalized internal-use software costs on our Condensed Consolidated Balance Sheets was approximately $6.0 million and $5.4 million, respectively.
Accrued expenses
Accrued expenses consisted of the following:

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

	As of June 30,	As of December 31,
	2019	2018
	(in thousands)
Accrued computer and networking equipment	$7,752	$—
Accrued compensation and related benefits	5,495	3,952
Sales and use tax payable	3,273	3,077
Accrued colocation and bandwidth costs	2,499	3,049
Other accrued liabilities	6,082	5,457
Total accrued expenses	$25,101	$15,535

6.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2019 are as follows:

Six months ended June 30, 2019
(in thousands)
Balance as of December 31, 2018	$360
Foreign currency translation	(1)
Balance as of June 30, 2019	$359

Intangible assets are comprised of internet protocol address costs and domain name costs that are subject to amortization. During the three and six months ended June 30, 2019, we purchased additional internet protocol addresses and domain names for a gross carrying value of $0.6 million and $38.8 thousand, respectively. As of June 30, 2019 and December 31, 2018, our intangible assets consisted of the following:

	As of June 30, 2019			As of December 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Finite-lived intangible assets
Internet protocol addresses	$1,448	$(289)	$1,159	$852	$(242)	$610
Domain name	39	—	39	—	—	—
Total finite-lived intangible assets	$1,487	$(289)	$1,198	$852	$(242)	$610

The annual expected amortization expense of intangible assets subject to amortization as of June 30, 2019 is as follows:

As of June 30, 2019
(in thousands)
Remainder of 2019	$75
2020	158
2021	158
2022	155
2023	145
Thereafter	507
Total	$1,198

We perform tests for impairment of goodwill and long-lived assets on an annual basis as of December 31 or more frequently if events or changes in circumstances indicate that the long-lived assets might be impaired. We did not record any impairment charges during the three and six months ended June 30, 2019 and 2018.
Aggregate expense related to amortization of intangible assets for the three months ended June 30, 2019 and 2018 was $26.3 thousand and $21.3 thousand, respectively. Aggregate expense related to amortization of intangible assets for the six months ended June 30, 2019 and 2018 was $47.6 thousand and $42.6 thousand, respectively.

7.     Debt Instruments
Loan and Security Agreement
In July 2013, we entered into a Loan and Security Agreement (the "Facility") with a bank related to an equipment facility providing us with an equipment line for advances of up to $2.5 million. The Facility was amended in September 2013 to increase the equipment line for advances up to $5.0 million (as amended, the "Prior Loan Agreement"), November 2014 to increase the equipment line for advances up to $15.0 million, and August 2016 to increase the equipment line for advances up to $17.5 million and allowed for reborrowing of amounts repaid under the equipment loan (as amended, the "Senior Loan Agreement"). The Senior Loan Agreement was additionally amended in February 2017 and March 2017, which extended the draw period to January 2018.
In November 2017, we entered into a Second Amended and Restated Loan and Security Agreement, which amended the Senior Loan Agreement and increased the additional equipment line for advances up to an aggregate of $30.0 million through November 2018. As of June 30, 2019 and December 31, 2018, $24.2 million and $29.2 million, respectively, has been drawn on this Second Amended and Restated Loan and Security Agreement. The interest rate associated with each advance under the Senior Loan Agreement is 1.75% above the floating prime rate (5.5% as of June 30, 2019). Beginning November 2018, we are obligated to make equal monthly payments of principal plus interest with repayment no later than November 1, 2021.
Mezzanine Loan and Security Agreement
In August 2016, we entered into a new Mezzanine Loan and Security Agreement ("Mezzanine Loan Agreement") with the bank and another third-party lender for advances of up to an aggregate of $12.5 million through June 2017. The minimum amount for each advance under the Mezzanine Loan Agreement was $2.5 million. Each advance under the Mezzanine Loan Agreement will accrue interest at a fixed per annum rate equal to 11.75%, payable monthly. All advances made under the Mezzanine Loan Agreement are due and payable in full on the maturity date of August 11, 2019. We have not received any advances under the Mezzanine Loan Agreement as of June 30, 2019.
The Prior Loan Agreement, the Senior Loan Agreement, and the Mezzanine Loan Agreement are secured by a security interest on substantially all of our assets, including the equipment purchased with the advances. The Prior Loan Agreement, the Senior Loan Agreement, and the Mezzanine Loan Agreement also contain customary events of default including, among other things, that during the existence of an event of default, interest on the obligations could be increased by 5%. We are required to comply with certain affirmative and negative covenants in the Senior Loan Agreement, including a requirement that we

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

maintain a ratio of cash and cash equivalents plus net unbilled accounts receivable to current liabilities plus long-term debt minus the current portion of any deferred revenue (an Adjusted Quick Ratio) at all times of at least 1.15 to 1.0 as well as a requirement that we achieve trailing three-month revenues evaluated on a monthly basis in amounts not less than 80% of our board approved annual budget. We are also required to maintain at least $10.0 million in unrestricted cash with the lenders or their affiliates at all times.

Capital Lease Agreement
In June 2017, we entered into a Capital Lease Agreement with an equipment provider for $5.0 million in network equipment, at an annual interest rate of 5.24% over a term of four years. In March 2018, we entered into an additional agreement with the equipment provider for $0.5 million in network equipment at an annual interest rate of 5.38% over a term of four years. In February 2019 and March 2019, we entered into additional agreements with the equipment provider for $2.9 million and $1.3 million, respectively, in network equipment, at an annual interest rate of 5.38% over terms of three years. The additional agreements incorporate the same terms and conditions as those under the Capital Lease Agreement entered into in June 2017. As of June 30, 2019 and December 31, 2018, $6.6 million and $3.5 million was outstanding under the Capital Lease Agreement. The agreement provides for a bargain purchase price at the end of the term. The amortization of leased assets is included in depreciation and amortization expense.
Credit Facility
In December 2018, we entered into a Second Lien Credit Agreement under which were permitted to borrow up to $30.0 million ("Credit Facility"). As part of this agreement, the Second Amendment to Amended and Restated Loan was amended to allow for this additional indebtedness. The advances under the Credit Facility bear interest at a rate of prime plus 4.25%. We are obligated to make repayment of interest only until December 2021 at which time all outstanding principal is due. As of June 30, 2019 and December 31, 2018, $20.0 million has been drawn on this Credit Facility. All outstanding loans under the Credit Facility, if not paid earlier, will become due and payable on December 24, 2021. We are required to comply with certain affirmative and negative covenants in the Second Lien Credit Agreement, including a requirement that we achieve trailing three-month revenues evaluated on a monthly basis in amounts not less than 75% of its board approved annual budget.
As of June 30, 2019 and December 31, 2018, we are in compliance with all of our covenants described in the preceding paragraphs.
The following table reflects the carrying values of the debt agreements as of June 30, 2019 and December 31, 2018:

	As of June 30,	As of December 31,
	2019	2018
	(in thousands)
Liability component:
Principal amount—Second Amendment to Amended and Restated Loan and Security Agreement	$44,167	$49,167
Less: unamortized debt issuance costs	(68)	(1,896)
Less: current portion of long-term debt	(30,000)	(10,000)
Long-term debt, less current portion—Second Amendment to Amended and Restated Loan and Security Agreement	$14,099	$37,271
Principal amount—Capital Lease Agreement	6,601	3,538
Less: current portion of long-term debt	(2,822)	(1,370)
Long-term debt, less current portion—Capital Lease Agreement	$3,779	$2,168
Total long-term debt, less current portion	$17,878	$39,439

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Contractual future repayments for the above as of June 30, 2019 are as follows:

	Principal	Interest	Total
	(in thousands)
Remainder of 2019	$26,393	$1,178	$27,571
2020	12,899	1,290	14,189
2021	11,404	404	11,808
2022	72	1	73
Total	$50,768	$2,873	$53,641

Interest expense related to debt for the three months ended June 30, 2019 and 2018 was $3.0 million and $0.4 million, respectively. Interest expense related to debt for the six months ended June 30, 2019 and 2018 was $4.2 million and $0.7 million, respectively.

8.     Common Stock Warrant Liabilities
We issued convertible preferred stock warrants in connection with debt agreements entered into on various dates as described in Note 7, "Debt". Immediately upon closing of the IPO, our warrants to purchase convertible preferred stock were automatically converted to warrants to purchase an equal number of shares of our Class B common stock. As a result, the warrant liability was remeasured a final time immediately prior to the IPO and reclassified to additional paid in capital within stockholders' equity. Changes in the fair value are recorded within other expense, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
The fair value of the warrants as of May 17, 2019 was estimated using the following assumptions:

	Series B	Series C	Series D	Series F	Total
Fair value (in thousands)	$1,818	$792	$668	$2,387	$5,665
Expected remaining term (in years)	4.46	5.47	7.21	9.62
Risk-free interest rate	2.17%	2.20%	2.27%	2.37%
Expected volatility	39.0%	39.3%	40.2%	42.4%
Dividend yield	—	—	—	—
The fair value of the warrants as of December 31, 2018 was estimated using the following assumptions:

	Series B	Series C	Series D	Series F	Total
Fair value (in thousands)	$857	$407	$358	$1,639	$3,261
Expected remaining term (in years)	4.84	5.84	7.59	10.00
Risk-free interest rate	2.62%	2.62%	2.62%	2.80%
Expected volatility	50.0%	50.0%	50.0%	50.0%
Dividend yield	—	—	—	—

In the three and six months ended June 30, 2019, the Class B common stock warrants related to the Facility, the Class B common stock warrants related to the Prior Loan Agreement, the Class B common stock warrants related to a previously outstanding term loan agreement and the Class B common stock warrants related to the Mezzanine Loan Agreement were exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, we issued 172,380 shares of our Class B common stock.
As of June 30, 2019, the outstanding warrants are classified and recorded as additional paid-in capital on the Condensed Consolidated Balance Sheets. As of December 31, 2018, the warrants were classified and recorded as convertible preferred stock warrant liabilities on the Condensed Consolidated Balance Sheets.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

9.     Commitments and Contingencies
Operating Lease Commitments
We lease our facilities under non-cancelable operating leases. These operating leases expire at various dates through January 2021 and generally require the payment of real estate taxes, insurance, maintenance, and operating costs.
The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. There have been no material changes in these long-term commitments, as compared to those described in the Prospectus.
We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense for the three months ended June 30, 2019 and 2018 was $1.8 million and $1.7 million, respectively. Rent expense for the six months ended June 30, 2019 and 2018 was $3.5 million and $3.5 million, respectively. During the three and six months ended June 30, 2019 and 2018, we had sublease agreements with tenants of various properties vacated by us. The amount paid to us by these sublease tenants was approximately $0.3 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively. The amount paid to us by these sublease tenants was approximately $0.6 million and $0.5 million during the six months ended June 30, 2019 and 2018, respectively.
Purchase Commitments
As of June 30, 2019, we had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, colocation, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors), and various non-cancelable software as a service ("SaaS") agreements. Additionally, as of June 30, 2019, we had entered into purchase orders with various vendors. There have been no material changes to our purchase commitments related to SaaS agreements as compared to those described in the Prospectus. The minimum future commitments related to cost of revenue related agreements as of June 30, 2019 were as follows.

Cost of Revenue Commitments
(in thousands)
Remainder of 2019	$33,104
2020	17,591
2021	4,796
2022	968
Total	$56,459

Legal Matters
We are party to various disputes that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on our business, results of operations, financial condition, or cash flows.
Indemnification
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with our provision of its services. Generally, these obligations are limited to claims relating to infringement of a patent, copyright, or other intellectual property right, breach of the Company’s security or data protection obligations, or the Company’s negligence, willful misconduct, or violation of law. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally for the duration of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we carry insurance that covers certain third-party claims relating to our services and could limit our exposure in that respect.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

We have agreed to indemnify each of our officers and directors during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is, was, or has agreed to serve as an officer or director of the Company. We have director and officer insurance policies that may limit our exposure and may enable us to recover a portion of certain future amounts paid.
To date, we have not encountered material costs as a result of such indemnification obligations and have not accrued any related liabilities in our financial statements. In assessing whether to establish an accrual, we consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

10.     Convertible Preferred Stock
As of December 31, 2018, we had seven outstanding series of Preferred Stock ("Series Preferred") each with a par value of $0.00002 per share, which were convertible at the option of the holder. The Series Preferred was classified as temporary equity on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2018. Immediately upon closing of the IPO, our convertible preferred stock was automatically converted to shares of our Class B common stock. We had no convertible preferred stock issued or outstanding as of June 30, 2019.
A summary of the Preferred Stock outstanding as of December 31, 2018 and other related information is as follows:

	As of December 31, 2018
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Amount	Liquidation Preference
	(in thousands except share data)
Series Seed Preferred Stock	8,049,365	8,049,364	$1,200	$1,200
Series A Preferred Stock	2,733,520	2,733,518	1,050	1,050
Series B Preferred Stock	11,058,835	10,945,209	11,260	11,260
Series C Preferred Stock	9,805,905	9,753,060	41,420	41,527
Series D Preferred Stock	11,675,463	11,627,903	74,912	75,000
Series E Preferred Stock	6,609,032	6,609,030	49,863	50,000
Series F Preferred Stock	4,216,523	3,912,129	39,879	40,000
Total	54,148,643	53,630,213	$219,584	$220,037

11.     Stockholders' Equity
Common Stock
Our Amended and Restated Certificate of Incorporation, as amended and restated in May 2019, authorizes the issuance of 1,000,000,000 shares of Class A common stock and 94,129,050 shares of Class B common stock, each at a par value per share of $0.00002. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. As of June 30, 2019 and December 31, 2018, 80,433,917 and 25,026,001 shares of Class B common stock were issued and outstanding, respectively. As of June 30, 2019, 12,995,158 shares of Class A common stock were issued and outstanding.
Preferred Stock
Our Amended and Restated Certificate of Incorporation, as amended and restated in May 2019, authorizes the issuance of 10,000,000 shares of Preferred Stock, at a par value per share of $0.00002, with rights and preferences, including voting rights, designated from time to time by the Board of Directors (the "Board").
Equity Incentive Plans
In March 2011, our stockholders approved the Fastly, Inc. 2011 Equity Incentive Plan ("2011 Plan"). The 2011 Plan was amended in February 2013, May 2014, July 2015, December 2016, April 2017, and June 2018. The 2011 Plan allows for the

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards to employees, directors, and, consultants of the Company. There were 23,578,923 shares of common stock reserved for issuance under the 2011 Plan as of June 30, 2019. There were 21,689,410 shares of common stock reserved for issuance under the 2011 Plan as of December 31, 2018. Options granted under the 2011 Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service and are exercisable for shares of our Common Stock. As of June 30, 2019, there were no shares of common stock available for issuance pursuant to future grants under the 2011 Plan. As of December 31, 2018, there were 609,804 shares of common stock available for issuance pursuant to future grants under the 2011 Plan.
In May 2019, the Board adopted our 2019 Equity Incentive Plan (the "2019 Plan"), and our stockholders approved the 2019 Plan. The 2019 Plan allows for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards, performance-based stock awards, and other forms of equity compensation, which are collectively referred to as stock awards. Additionally, the 2019 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Options granted under the 2019 Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service and are exercisable for shares of our Common Stock. There were 14,400,000 shares of Common Stock reserved and available for issuance under the 2019 Plan as of June 30, 2019. No further shares will be issued under the 2011 Plan following the effectiveness of the 2019 Plan.
In May 2019, the Board approved the Employee Stock Purchase Plan ("ESPP"), which was approved by our stockholders in May 2019. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year. Shares reserved for issuance under the ESPP include 2,500,000 shares of common stock. The ESPP provides for six- month offering periods, commencing in May and November of each year. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last day of the offering period.

Stock Option Activity
The following table summarizes stock option activity during the six months ended June 30, 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2018	12,210	$2.96	7.80	$64,590
Granted	2,119	9.19
Exercised	(1,418)	2.15
Cancelled/forfeited	(568)	4.52
Outstanding at June 30, 2019	12,343	$4.04	7.72	$200,448
Vested and exercisable at June 30, 2019	7,305	$2.34	6.73	$131,052

The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $10.9 million and $1.1 million, respectively.
The total grant date fair value of employee options vested for the six months ended June 30, 2019 and 2018 was $2.8 million and $1.7 million, respectively.
The weighted average grant-date fair value for options granted to employees during the six months ended June 30, 2019 and 2018 was $5.36 and $1.95, respectively.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Early Exercise of Stock Options
Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the accompanying Condensed Consolidated Balance Sheets and reclassified into equity as the options vest. As of June 30, 2019 and December 31, 2018, a total of 280,942 and 244,658 shares of Common Stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of approximately $1.2 million and $1.0 million as of June 30, 2019 and December 31, 2018, respectively, is recorded in other current liabilities and other liabilities on the accompanying Condensed Consolidated Balance Sheets.
The activity of non-vested shares as a result of early exercise of options granted to employees and non-employees, is as follows:

	Six months ended June 30,
	2019	2018
	(in thousands)
Beginning balance	245	138
Early exercise of options	117	—
Vested	(81)	(48)
Repurchased	—	(11)
Ending balance	281	79

Employee Stock Options
We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. We estimated the fair value of stock option awards during the six months ended June 30, 2019 and 2018 on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2019	2018
Fair value of common stock	$11.14	$4.05
Expected term (in years)	6.02	6.09
Risk-free interest rate	2.45%	2.76%
Expected volatility	39.6%	41.3%
Dividend yield	—%	—%

During the three months ended June 30, 2019 and 2018, we recorded stock-based compensation expense from stock options of approximately $1.9 million and $1.0 million, respectively. During the six months ended June 30, 2019 and 2018, we recorded stock-based compensation expense from stock options of approximately $3.3 million and $1.8 million, respectively.
As of June 30, 2019, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $19.6 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.1 years.
ESPP
The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation. The ESPP provides for six-month offering periods, commencing in May and November of each year.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

We estimate the fair value of shares to be issued under the ESPP on the first day of the offering period using the Black-Scholes valuation model. The inputs to the Black-Scholes option pricing model are our stock price on the first date of the offering period, the risk-free interest rate, the estimated volatility of our stock price over the term of the offering period, the expected term of the offering period and the expected dividend rate. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. Forfeitures are recognized as they occur.
We estimated the fair value of shares granted under the ESPP on the first date of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30,
	2019	2018
Fair value of common stock	$6.92	N/A
Expected term (in years)	0.50	N/A
Risk-free interest rate	2.35%	N/A
Expected volatility	36.4%	N/A
Dividend yield	—%	N/A

During the six months ended June 30, 2019, we withheld $0.8 million in contributions from employees and recognized $0.4 million in stock-based compensation expense related to the ESPP. No contributions were withheld, and no stock-based compensation expense was recognized related to the ESPP in the three and six months ended June 30, 2018. No common stock was issued under the ESPP in the three and six months ended June 30, 2018 and 2019.
Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenue	$293	$71	$437	$123
Research and development	714	324	1,146	600
Sales and marketing	596	226	965	451
General and administrative	640	369	1,162	664
Total	$2,243	$990	$3,710	$1,838

12.     Net Loss Per Share Attributable to Common Stockholders
We compute net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights of the holders of the Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Accordingly, the Class A common stock and Class B common stock share equally in our net losses. Prior to the IPO, our participating securities also included convertible preferred stock. The holders of convertible preferred stock did not have a contractual obligation to share in our losses, and as a result net losses were not allocated to these participating securities.
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO, the shares issued pursuant to the exercise by the underwriters of an

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

option to purchase additional shares, and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding:

	Three months ended June 30,
	2019		2018
	Class A	Class B	Class A(1)	Class B(2)
	(in thousands, except per share amounts)
Net loss	$(1,685)	$(13,902)	N/A	$(5,836)
Net loss attributable to common stockholders	$(1,685)	$(13,902)	N/A	$(5,836)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	6,464	53,317	N/A	24,127
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.26)	N/A	$(0.24)

	Six months ended June 30,
	2019		2018
	Class A	Class B	Class A(1)	Class B(2)
	(in thousands, except per share amounts)
Net loss	$(1,931)	$(23,383)	N/A	$(15,142)
Net loss attributable to common stockholders	$(1,931)	$(23,383)	N/A	$(15,142)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,250	39,349	N/A	24,034
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.59)	N/A	$(0.63)
__________

(1)	Class A common stock includes the issuance of 12.9 million shares of Class A common stock issued by us in connection with our IPO and shares issued upon the exercise of options subsequent to our IPO.

(2)	Class B common stock includes, for all periods presented, the conversion of all of our preferred stock into an aggregate of 53.6 million shares of our Class B common stock upon closing of the IPO.
Since we were in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

	Number of Shares
	As of June 30,
	2019	2018
	(in thousands)
Convertible preferred stock	—	53,550
Stock options	12,343	10,928
Early exercised stock options	281	79
Convertible common stock warrants	259	—
Convertible preferred stock warrants	—	214
Shares issuable pursuant to the ESPP	60	—
Total	12,943	64,771

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

13.     Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
In the three months ended June 30, 2019 and 2018, we recorded an income tax provision of $82.0 thousand and $35.0 thousand, respectively. In the six months ended June 30, 2019 and 2018, we recorded an income tax provision of $137.0 thousand and $93.0 thousand, respectively. We continue to maintain a valuation allowance for our U.S. Federal and state net deferred tax assets. The tax expense for the three and six months ended June 30, 2019 and 2018 was primarily due to foreign and state income tax expense.

14.     Information About Revenue and Geographic Areas
We consider operating segments to be components of the Company in which separate financial information is available and is evaluated regularly by our Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue customer size and industry vertical for purposes of allocating resources and evaluating financial performance.
We have determined that we operate under one business activity with no segment managers who are held accountable for operations, operating results, or plans for levels or components below the consolidated unit level. Accordingly, we have determined that we have a single reporting segment and operating unit structure.
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3, "Revenue" for more information on net revenue by geographic region.
Long-Lived Assets
The following table presents long-lived assets by geographic region:

	As of June 30,	As of December 31,
	2019	2018
	(in thousands)
United States	$36,723	$28,723
All other countries	18,887	13,631
Total long-lived assets	$55,610	$42,354

15.     Related Party Transactions
In July 2016, a stockholder borrowed approximately $0.1 million to exercise stock options for 53,125 shares of common stock pursuant to a promissory note from the stockholder. The note bears interest at a rate of 1.77%. In June 2019, the promissory note was repaid in full. Prior to repayment, for the purposes of the financial statements, the shares were not reported as exercised, issued, or outstanding. This stockholder is not one of our executive officers or directors. Approximately $75,000 was outstanding as of December 31, 2018. There was no outstanding balance as of June 30, 2019.
16.     Subsequent Event
In December 2018, we entered into a $30.0 million Credit Facility. As of June 30, 2019, $20.0 million had been drawn on this Credit Facility and was included in the current portion of long-term debt line item on the accompanying Condensed

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Consolidated Balance Sheets. On July 8, 2019, the $20.0 million outstanding loan, which was due and payable on December 24, 2021, was paid in full, in accordance with the terms of the Credit Facility. Upon payment, the Credit Facility was closed. Refer to Note 7, "Debt", for further details on the Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31.
As used herein, "Fastly," "we," "our," "the Company" and similar terms include Fastly, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview
Developers are reinventing the way we live, work, and play online. Yet they repeatedly encounter innovation barriers when delivering modern digital experiences. Expectations for digital experiences are at an all-time high; they must be fast, secure, and highly personalized. If they aren’t reliable, end-users simply take their business elsewhere. The challenge today is enabling developers to deliver a modern digital experience while simultaneously providing scale, security, and performance. We built our edge cloud platform to solve this problem.
The edge cloud is a new category of Infrastructure as a Service ("IaaS") that enables developers to build, secure, and deliver digital experiences, at the edge of the internet. This service represents the convergence of the Content Delivery Network ("CDN") with functionality that has been traditionally delivered by hardware-centric appliances such as Application Delivery Controllers ("ADC"), Web Application Firewalls ("WAF"), Bot Detection, and Distributed Denial of Service ("DDoS") solutions. It also includes the emergence of a new, but growing, edge computing market which aims to move compute power and logic as close to the end-user as possible. The edge cloud uses the emerging cloud computing, serverless paradigm in which the cloud provider runs the server and dynamically manages the allocation of machine resources. When milliseconds matter, processing at the edge is an ideal way to handle highly dynamic and time-sensitive data. The edge cloud complements data center, central cloud, and hybrid solutions.
Our mission is to fuel the next modern digital experience by providing developers with a programmable and reliable edge cloud platform that they adopt as their own.
Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of three key components: a programmable edge, a software-defined modern network, and a philosophy of customer empowerment. Our programmable edge provides developers with real-time visibility and control, where they can write and deploy code to push application logic to the edge. It supports modern application delivery processes, freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. It is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. Our 52 terabit software-centric network is located in 64 uniquely designed Points-of-Presence ("POPs") across the world, as of June 30, 2019. Finally, being developers ourselves, we empower customers to build great things while supporting their efforts through frictionless tools and a deeply technical support team that facilitates ongoing collaboration.
We serve both established enterprises and technology-savvy organizations. Our customers represent a diverse set of organizations across many industries with one thing in common: they are competing by using the power of software to build differentiation at the edge. With our edge cloud platform, our customers are disrupting existing industries and creating new ones. For example, several of our customers have reinvented digital publishing by connecting readers through subscription models to indispensable content, helping people understand the world through deeply reported independent journalism. Our customers’ software applications use our edge cloud platform to ensure concert goers can buy tickets to the live events they love, travelers can book flights seamlessly and embark on their next great adventure, and sports fans can stream events in real time, across all devices. The range of applications that developers build with our edge cloud platform continues to surpass our expectations.

We generate substantially all of our revenue from charging our customers based on their usage of our platform. Initially, customers typically choose to become platform customers, for which we charge fees based on their committed or actual use of our platform, as measured in gigabytes and requests. Many of our customers generate billings in excess of their minimum commitment. We also generate revenue from additional products as well as professional and other services, such as implementation. We charge a flat one-time or recurring fee for these additional products and services.
Potential customers have the opportunity to test our platform for free. If they choose to make use of our platform for live production delivery, they have the ability to sign up online by providing their credit card information and agreeing to a minimum monthly fee of $50.
We focus our direct selling efforts on medium to large organizations as well as smaller companies that are exhibiting significant growth. We engage with and support these customers with our field sales representatives, account managers, and technical account managers who focus on customer satisfaction and drive expansion of their usage of our platform and products. These teams work with technical and business leaders to help our customers’ end-users receive the best possible digital experience, while also lowering our customers’ total cost of ownership. We have established and continue to maintain our position by improving upon our programmable edge platform and software-defined modern network architecture. We continue to focus on empowering our developer community through events and conferences, including our Altitude conferences. The success of these direct selling efforts is reflected by our 262 enterprise customers as of June 30, 2019 that generated 86% of our total revenue for the trailing twelve months ended June 30, 2019.
As our customers become more successful and grow, they increase their usage of our platform and adopt additional Fastly products. A meaningful indicator of the increased activity from our existing customer accounts and overall customer satisfaction is our Dollar-Based Net Expansion Rate ("DBNER"), which was 132.3% and 139.1% for the trailing twelve months ended June 30, 2019 and 2018, respectively.
Customers that have negotiated contracts with us generate a substantial majority of our revenue. These customers typically purchase one or more products, for which we charge a monthly recurring or one-time fee depending on the products selected. Some of these customers also choose to purchase various levels of account management and enhanced customer support for a monthly fee. Typically, the term of these contracts is 12 months and includes a minimum monthly billing commitment in exchange for more favorable pricing terms. Many of these customers generate billings in excess of their minimum commitment. In addition, customers can sign up online by providing their credit card information and agreeing to a minimum monthly fee.
The timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and ramping process with new enterprise customers can take several months.
We have achieved significant growth in recent periods. For the three months ended June 30, 2019 and 2018, our revenue was $46.2 million and $34.4 million, respectively. For the six months ended June 30, 2019 and 2018, our revenue was $91.7 million and $66.9 million, respectively. Our 10 largest customers generated an aggregate of 30% and 35% of our revenue in the trailing 12 months ended June 30, 2019 and 2018, respectively. We incurred a net loss of $15.6 million and $5.8 million in the three months ended June 30, 2019 and 2018, respectively, and $25.3 million and $15.1 million for the six months ended June 30, 2019 and 2018, respectively.

Recent Events
Initial Public Offering ("IPO")
On May 21, 2019 we completed an IPO in which we sold 12,937,500 shares of our newly authorized Class A common stock, which included 1,687,500 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $16.00 per share. We received net proceeds of $192.5 million, after deducting underwriting discounts and commissions, from sales of our shares in the IPO. The net proceeds include additional proceeds of $25.1 million, net of underwriters' discounts and commissions, from the exercise of the underwriters' option to purchase an additional 1,687,500 shares of our Class A common stock. Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock and all shares of convertible preferred stock then outstanding were converted into 53,630,213 shares of common stock on a one-to-one basis, and then reclassified as shares of Class B common stock.

Loan Repayment
In December 2018, we entered into a Second Lien Credit Agreement under which were permitted to borrow up to $30.0 million ("Credit Facility"). As of June 30, 2019, $20.0 million had been drawn on this Credit Facility and was included in the current portion of long-term debt line item on the accompanying Condensed Consolidated Balance Sheets. On July 8, 2019, the $20.0 million outstanding loan, which was due and payable on December 24, 2021, was paid in full, in accordance with the terms of the Credit Facility. Upon payment, the Credit Facility was closed. Refer to Note 7, "Debt", for further details on the Credit Facility.

Factors Affecting Our Performance
Winning New Customers
We are focused on continuing to attract new customers. Our customer base includes both large, established enterprises that are undergoing digital transformation and emerging companies spanning a wide array of industries and verticals. In both instances, developers within these companies often use and advocate the adoption of our platform by their companies. We also benefit from word-of-mouth promotion across the broader developer community. We will continue to invest in our developer outreach, leveraging it as a cost-efficient approach to attracting new customers. We also plan to dedicate significant resources to sales and marketing programs, including various online marketing activities as well as targeted account-based advertising.
This will require us to dedicate significant resources to further develop the market for our platform and differentiate our platform from competitive products and services. We will also need to expand, retain, and motivate our sales and marketing personnel in order to target our sales efforts at larger enterprises and senior management of these potential customers.
Expanding within our Existing Customer Base
We emphasize retaining our customers and expanding their usage of our platform and adoption of our other products. Customers often begin with smaller deployments of our programmable edge platform and then expand their usage over time. In addition, our programmable edge platform includes a variety of other offerings, such as load balancing, shielding, web security, and WAF. As our customers mature, we assist them in expanding their use of our platform, including the use of additional offerings beyond edge cloud delivery. As enterprises grow and experience increased traffic, their needs evolve, leading them to find additional use cases for our platform and expand their usage accordingly. In addition, given that customer acquisition costs are incurred largely for acquiring and initial onboarding, we gain operating leverage to the extent that existing customers expand their use of our platform and products.
Our ability to retain our customers and expand their usage could be impaired for a variety of reasons, including a customer moving to another provider or reducing usage within the term of their contract to their minimum usage commitment. Even if our customers expand their usage of our platform, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments.
International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing the number of POPs in select international locations. As of June 30, 2019 and 2018, 46% and 43%, respectively, of our customers were headquartered outside of the United States.
Our international expansion, including our global sales efforts, will add increased complexity and cost to our business. This will require us to significantly expand our sales and marketing capabilities outside of the United States, as well as increase the number of POPs around the world to support our customers. We have limited experience managing the administrative aspects of a global organization, and we have only recently begun to establish and operate offices in foreign countries, which could place a strain on our business and culture.
Investing in Sales and Marketing
Our customers have been pivotal in driving brand awareness and broadening our reach. While we continue to leverage our self-service approach to drive adoption by developers, we intend to continue to expand our sales and marketing efforts, with an increased focus on sales to enterprises globally. Utilizing our direct sales force, we have multiple selling points within organizations to acquire new customers and increase usage from our existing customers. We intend to increase our discretionary marketing spend, including account based and brand spend, to drive the effectiveness of our sales teams. As a result, we expect our total operating expenses to increase as we continue to expand. Our investments in our sales and marketing teams are intended to help accelerate our sales, onboarding, and ramp cycles. As of June 30, 2019, we had 64 sales representatives and sales managers across our company.
These efforts will require us to invest significantly in financial and other resources. Furthermore, we believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth.
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud platform. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network, resulting in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three and six months ended June 30, 2019, our research and development expenses as a percentage of revenue was 24% and 23%, respectively.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our capital expenditures for the three and six months ended June 30, 2019 were $12.2 million and $21.0 million, respectively, representing 26% and 23% of our revenue in such periods. We expect our capital expenditures to increase on an absolute basis and may increase as a percentage of revenue in future periods. Our gross margins and operating results are impacted by these investments. As of June 30, 2019, we had 64 POPs across 23 countries.
In the event that there are errors in software, failures of hardware, damages to a facility or misconfigurations of any of our services—whether caused by our products, third-party error, our own error, natural disasters, or security breaches—we could experience lengthy interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. In addition, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly when customers experience cyber-attacks. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including service outages, payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits, or governments adopting regulations that impact network operations.

Key Business Metrics
We regularly review a number of metrics, including the key metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of the key metrics and other measures discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

	June 30,
	2019	2018
Number of customers (as of end of period)	1,627	1,529
Number of enterprise customers (as of end of period)	262	190
DBNER (trailing twelve months)	132.3%	139.1%

Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the period and are active as of the end of the period. In addition to our paying customers, we also have trial, developer, nonprofit and open source program, and other non-paying accounts that are excluded from our customer count metric. As of June 30, 2019 and 2018, we had 1,627 and 1,529 customers, respectively.
Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. As of June 30, 2019, we had 262 enterprise customers which generated 86% of our revenue for the trailing twelve months ended June 30, 2019. As of June 30, 2018, we had 190 enterprise customers which generated 82% of our revenue for the trailing twelve months ended June 30, 2018. We believe the recruitment and cultivation of enterprise customers is critical to our long-term success.
DBNER
Our ability to generate and increase our revenue is dependent upon our ability to increase the number of new customers and usage of our platform and increase the purchase of additional products by our existing customers. We track our performance in this area by measuring our DBNER. Our DBNER increases when customers increase their usage of our platform or purchase additional products and declines when they reduce their usage, benefit from lower pricing on their existing usage, or curtail their purchases of additional products. We believe DBNER is a key metric in measuring the long-term value of our customer relationships and our ability to grow our revenue through increased usage of our platform and purchase of additional products by our existing customers. However, our calculation of DBNER indicates only expansion among continuing customers and does not indicate any decrease in revenue attributable to former customers, which may differ from similar metrics of other companies.
We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing twelve months ended June 30, 2019, we divide (i) revenue for the trailing twelve months ended June 30, 2019, from customers that entered into a customer agreement prior to July 1, 2018, and that remained customers as of June 30, 2019, by (ii) revenue for the trailing twelve months ended June 30, 2018 from the same set of customers.
For the trailing twelve months ended June 30, 2019 and 2018 our DBNER was 132.3% and 139.1%, respectively. We believe that an annual cohort analysis of our customers demonstrates our success in customer expansion. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2016, 2017, and 2018 are referred to as the 2016 Cohort, 2017 Cohort, and 2018 Cohort, respectively. As described above, our customers tend to increase their usage of our platform in their second year, which is typically followed by more modest increases in usage, if any, in ensuing years. For example, the DBNER for the 2016 Cohort was 359.7% for the year ended December 31, 2017. However, the DBNER for the 2016 Cohort was 168.0% for the year ended December 31, 2018, which generally represents their third year as a customer, depending on when they entered into a customer agreement. While DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts, we expect our DBNER to continue to decrease as customers that have used our platform for more than two years become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.

Key Components of Statement of Operations
Revenue
We derive our revenue primarily from usage-based fees earned from customers using our platform. We also earn flat fees from certain products and services.
Customers are generally invoiced in arrears on a monthly basis. Many customers have tiered usage pricing which reflects discounted rates as usage increases. Usage charges are determined on a monthly basis based on actual usage within the month and do not impact usage charges within any other month. Our larger customers often enter into contracts that contain minimum billing commitments and reflect discounted pricing associated with such usage levels.
We define U.S. revenue as revenue from customers that have a billing address in the United States, and we define international revenue as revenue from customers that have a billing address outside of the United States. Our revenue has been and will continue to be impacted by new and existing customers’ usage of our products, international expansion, and the success of our sales efforts.
Cost of Revenue and Gross Margin
Cost of revenue consists primarily of fees paid for bandwidth, peering, and colocation. Cost of revenue also includes personnel costs, such as salaries, benefits, bonuses, and stock-based compensation for our customer support and infrastructure employees, and non-personnel costs, such as amortization of capitalized internal-use software development costs and depreciation of our network equipment. Our arrangements with network service providers require us to pay fees based on bandwidth use, in some cases subject to minimum commitments, which may be underutilized. We expect our cost of revenue to continue to increase on an absolute basis and may increase as a percentage of revenue, including as a result of depreciation and amortization associated with capital expenditures in future periods.
Our gross margin has been and will continue to be affected by a number of factors, including the timing and extent of our investments in our operations, our ability to manage our network service providers and cloud infrastructure-related fees, the timing of amortization of capitalized software development costs, depreciation of our network equipment, and the extent to which we periodically choose to pass on our cost savings from network optimization efforts to our customers in the form of lower usage rates.
Research and Development
Research and development expenses consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include cloud infrastructure fees for development and testing, amortization of capitalized internal-use software development costs, and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meet the criteria for capitalization.
We continue to focus our research and development efforts on adding new features and products including new use cases, improving the efficiency and performance of our network, and increasing the functionality of our existing products. We expect our research and development expenses to continue to increase on an absolute basis and may increase as a percentage of revenue in future periods.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees, salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, costs related to our Altitude conferences, professional services fees, and an allocation of our general overhead expenses.
We focus our sales and marketing efforts on generating awareness of our company, platform and products, creating sales leads, and establishing and promoting our brand, both domestically and internationally. We plan to increase our investment in sales and marketing by hiring additional sales and marketing personnel, expanding our sales channels, driving our go-to-market strategies, building our brand awareness, and sponsoring additional marketing events. We expect our sales and marketing expenses to continue to increase on an absolute basis and may increase as a percentage of revenue in future periods.
General and Administrative
General and administrative expenses consist primarily of personnel costs, including salaries, benefits bonuses, and stock-based compensation for our accounting, finance, legal, human resources and administrative support personnel, and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales and other taxes, depreciation and amortization, an allocation of our general overhead expenses, and bad debt expense. We expect that we will incur costs associated with supporting the growth of our business, our transition to, and operation as, a public company, and to meet the increased compliance requirements associated with our international expansion.

Our general and administrative expenses include a significant amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Historically, we have not collected such taxes from our customers and have therefore recorded such taxes as general and administrative expenses. We expect that these expenses will decline in future years as we continue to implement our sales tax collection mechanisms and start collecting these taxes from our customers. We expect our general and administrative expenses to continue to increase on an absolute basis and may increase as a percentage of revenue in future periods.
Income Taxes
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We have a valuation allowance for deferred tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
The following tables set forth our results of operations for the period presented and as a percentage of our revenue for that period.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$46,173	$34,448	$91,729	$66,946
Cost of revenue(1)	20,784	15,695	40,502	31,079
Gross profit	25,389	18,753	51,227	35,867
Operating expenses:
Research and development(1)	11,244	8,099	21,420	16,078
Sales and marketing(1)	16,906	11,973	31,945	24,316
General and administrative(1)	8,920	4,130	17,620	9,832
Total operating expenses	37,070	24,202	70,985	50,226
Loss from operations	(11,681)	(5,449)	(19,758)	(14,359)
Interest income	861	147	1,277	284
Interest expense	(2,989)	(359)	(4,224)	(740)
Other expenses, net	(1,696)	(140)	(2,472)	(234)
Loss before income taxes	(15,505)	(5,801)	(25,177)	(15,049)
Income taxes	82	35	137	93
Net loss attributable to common stockholders	$(15,587)	$(5,836)	$(25,314)	$(15,142)
__________

(1)	Includes stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$293	$71	$437	$123
Research and development	714	324	1,146	600
Sales and marketing	596	226	965	451
General and administrative	640	369	1,162	664
Total	$2,243	$990	$3,710	$1,838

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	45	46	44	46
Gross profit	55	54	56	54
Operating expenses:
Research and development	24	24	23	24
Sales and marketing	37	35	35	36
General and administrative	19	12	19	15
Total operating expenses	80	70	77	75
Loss from operations	(25)	(16)	(22)	(21)
Interest income	2	—	1	—
Interest expense	(6)	(1)	(5)	(1)
Other expenses, net	(4)	—	(3)	—
Loss before income taxes	(33)	(17)	(29)	(22)
Income taxes	—	—	—	—
Net loss attributable to common stockholders	(33)%	(17)%	(29)%	(22)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Revenue	$46,173	$34,448	34%	$91,729	$66,946	37%
Revenue was $46.2 million for the three months ended June 30, 2019 compared to $34.4 million for the three months ended June 30, 2018, an increase of $11.7 million, or 34%. We had 1,627 customers and 262 enterprise customers as of June 30, 2019. We had 1,529 customers and 190 enterprise customers as of June 30, 2018. This represents an increase of 98, or 6%, in customers and 72, or 38%, in enterprise customers from June 30, 2018. Approximately 93% of our revenue in the three months ended June 30, 2019 was driven by usage on our platform. The remainder of our revenue was generated by our other products and services, including support and professional services.
Revenue was $91.7 million for the six months ended June 30, 2019 compared to $66.9 million for the six months ended June 30, 2018, an increase of $24.8 million, or 37%. We had 1,627 customers and 262 enterprise customers as of June 30, 2019. We had 1,529 customers and 190 enterprise customers as of June 30, 2018. This represents an increase of 98, or 6%, in customers and 72, or 38%, in enterprise customers from June 30, 2018. Approximately 92% of our revenue in the six months ended June 30, 2019 was driven by usage on our platform. The remainder of our revenue was generated by our other products and services, including support and professional services.
U.S. revenue was $32.5 million and 70% of revenue for the three months ended June 30, 2019, and $26.9 million and 78% of revenue for the three months ended June 30, 2018. This represents an increase of $5.6 million, or 21%. International revenue was $13.7 million and 30% of revenue for the three months ended June 30, 2019, and $7.5 million and 22% of revenue for the three months ended June 30, 2018. This represents an increase of $6.2 million, or 81%. We had 874 domestic customers and 753 international customers as of June 30, 2019. We had 876 domestic customers and 653 international customers as of June 30, 2018. This is a decrease in domestic customers of 2, or 0%. This decrease was offset by an increase in international customers of 100, or 15%, compared to June 30, 2018.

U.S. revenue was $65.9 million and 72% of revenue for the six months ended June 30, 2019, and $52.2 million and 78% of revenue for the six months ended June 30, 2018. This represents an increase of $13.7 million, or 26%. International revenue was $25.8 million and 28% of revenue for the six months ended June 30, 2019, and $14.7 million and 22% of revenue for the six months ended June 30, 2018. This represents an increase of $11.1 million, or 75%. We had 874 domestic customers and 753 international customers as of June 30, 2019. We had 876 domestic customers and 653 international customers as of June 30, 2018. This is a decrease in domestic customers of 2, or 0%. This decrease was offset by an increase in international customers of 100, or 15%, compared to June 30, 2018.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Cost of revenue	$20,784	$15,695	32%	$40,502	$31,079	30%
For the three and six months ended June 30, 2019 and 2018, our cost of revenue consisted of bandwidth, peering, and colocation fees, as well as personnel costs including salaries, benefits, bonuses, and stock-based compensation for employees who support the build out and operation of the network. Our cost of revenue also includes depreciation expense for network equipment, amortization of capitalized internal-use software, and other network costs.
Cost of revenue was $20.8 million for the three months ended June 30, 2019 compared to $15.7 million for the three months ended June 30, 2018, an increase of $5.1 million, or 32%. The increase in cost of revenue is primarily due to an increase in bandwidth costs of $1.7 million and an increase in colocation costs of $0.7 million due to increased traffic on our platform. Personnel costs increased by $1.4 million due to an increase in headcount. Depreciation and amortization expense increased by $0.6 million due to increased investments in our platform.
Cost of revenue was $40.5 million for the six months ended June 30, 2019 compared to $31.1 million for the six months ended June 30, 2018, an increase of $9.4 million, or 30%. The increase in cost of revenue was primarily due to an increase in bandwidth costs of $2.8 million, an increase in colocation costs of $1.3 million, and an increase in other network costs of $0.8 million due to increased traffic on our platform. Personnel costs increased by $2.3 million due to an increase in headcount. Depreciation and amortization expense increased by $1.2 million due to increased investments in our platform.
Gross Profit and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Gross profit	$25,389	$18,753	35%	$51,227	$35,867	43%
Gross margin	55%	54%	1%	56%	54%	2%
Gross profit was $25.4 million for the three months ended June 30, 2019 compared to $18.8 million for the three months ended June 30, 2018, an increase of $6.6 million, or 35%. The increase in gross profit is due to the increase in revenue from usage of our platform outpacing the associated increase in cost of revenue.
Gross profit was $51.2 million for the six months ended June 30, 2019 compared to $35.9 million for the six months ended June 30, 2018, an increase of $15.4 million, or 43%. The increase in gross profit is due to the increase in revenue from usage of our platform outpacing the associated increase in cost of revenue.
Gross margin was 55% for the three months ended June 30, 2019 compared to 54% for the three months ended June 30, 2018, an increase of 1%. The increase is due to better optimization of our platform.
Gross margin was 56% for the six months ended June 30, 2019 compared to 54% for the six months ended June 30, 2018, an increase of 2%. The increase is due to better optimization of our platform.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Research and development	$11,244	$8,099	39%	$21,420	$16,078	33%
Sales and marketing	16,906	11,973	41%	31,945	24,316	31%
General and administrative	8,920	4,130	116%	17,620	9,832	79%
Total operating expenses	$37,070	$24,202	53%	$70,985	$50,226	41%
Percentage of revenue:
Research and development	24%	24%	—%	23%	24%	1%
Sales and marketing	37%	35%	(2)%	35%	36%	1%
General and administrative	19%	12%	(7)%	19%	15%	(4)%
Research and development
Research and development expenses were $11.2 million for the three months ended June 30, 2019 compared to $8.1 million for the three months ended June 30, 2018, an increase of $3.1 million, or 39%. This is primarily due to an increase of $1.5 million of personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount, an increase of $0.6 million in costs for software licenses, and a decrease in capitalization for internal use software of $0.4 million.
Research and development expenses were $21.4 million for the six months ended June 30, 2019 compared to $16.1 million for the six months ended June 30, 2018, an increase of $5.3 million, or 33%. This is primarily due to an increase of $2.9 million of personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation, due to an increase in headcount, an increase of $0.8 million in costs for software licenses, a decrease in capitalization for internal use software of $0.6 million, and an increase of $0.5 million for allocation of corporate costs for facilities and information systems costs.
Sales and marketing
Sales and marketing expenses were $16.9 million for the three months ended June 30, 2019 compared to $12.0 million for the three months ended June 30, 2018, an increase of $4.9 million, or 41%. This is primarily due to a $3.0 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, and an increase of $0.5 million in travel costs, both of which were due to an increase in headcount, and an increase of $0.7 million in the allocation of corporate costs for facilities and information systems costs.
Sales and marketing expenses were $31.9 million for the six months ended June 30, 2019 compared to $24.3 million for the six months ended June 30, 2018, an increase of $7.6 million, or 31%. This is primarily due to a $4.6 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, and an increase of $0.6 million in travel costs, both of which were due to an increase in headcount, and an increase of $1.5 million in the allocation of corporate costs for facilities and information systems costs.
General and administrative
General and administrative costs were $8.9 million for the three months ended June 30, 2019 compared to $4.1 million for the three months ended June 30, 2018, an increase of $4.8 million, or 116%. This is primarily due to an increase of $2.9 million of personnel related costs, such as salaries, benefits, and stock-based compensation and an increase of $0.6 million in travel costs, both of which were due to an increase in headcount, and an increase of $1.1 million in transaction taxes primarily due to the release of a reserve in the prior period. This was offset by a decrease of $0.7 million in bad debt expense.
General and administrative costs were $17.6 million for the six months ended June 30, 2019 compared to $9.8 million for the six months ended June 30, 2018, an increase of $7.8 million, or 79%. This is primarily due to an increase of $3.9 million of personnel related costs, such as salaries, benefits, and stock-based compensation and an increase of $0.7 million in travel costs, both of which were due to an increase in headcount, an increase of $1.2 million in external professional services such as legal, accounting, and enterprise systems, and an increase of $1.2 million in transaction taxes primarily due to the release of a reserve in the prior period.

Other Income and Expense
Interest Income

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Interest income	$861	$147	486%	$1,277	$284	350%
Interest income was $0.9 million for the three months ended June 30, 2019 compared to $0.1 million for the three months ended June 30, 2018, an increase of $0.7 million, or 486%. This increase is due to interest on proceeds raised from both our IPO and our Series F convertible Preferred Stock in 2018.
Interest income was $1.3 million for the six months ended June 30, 2019 compared to $0.3 million for the six months ended June 30, 2018, an increase of $1.0 million, or 350%. This increase is due to interest on proceeds raised from both our IPO proceeds and our Series F convertible Preferred Stock in 2018.
Interest Expense

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Interest expense	$2,989	$359	733%	$4,224	$740	471%
Interest expense was $3.0 million for the three months ended June 30, 2019 compared to $0.4 million for the three months ended June 30, 2018, an increase of $2.6 million, or 733%. This increase is primarily due to the acceleration of the amortization of debt issuance costs due to the early payment of the $20.0 million outstanding loan on our Credit Facility as well as an increase in outstanding debt.
Interest expense was $4.2 million for the six months ended June 30, 2019 compared to $0.7 million for the six months ended June 30, 2018, an increase of $3.5 million, or 471%. This increase is primarily due to the acceleration of the amortization of debt issuance costs due to the early payment of the $20.0 million outstanding loan on our Credit Facility as well as an increase in outstanding debt.
Other expense, net

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Other expense, net	$1,696	$140	1111%	$2,472	$234	956%
Other expense, net was $1.7 million for the three months ended June 30, 2019 compared to $0.1 million for the three months ended June 30, 2018, an increase of $1.6 million, or 1111%. This increase is primarily due to mark-to-market adjustments for warrant liabilities.
Other expense, net was $2.5 million for the six months ended June 30, 2019 compared to $0.2 million for the six months ended June 30, 2018, an increase of $2.2 million, or 956%. This increase is primarily due to mark-to-market adjustments for warrant liabilities.
Liquidity and Capital Resources
As of June 30, 2019, we had cash, cash equivalents, and marketable securities totaling $245.6 million, which primarily consisted of cash and money market funds held at major financial institutions and investment-grade commercial paper and corporate debt securities.

On May 21, 2019, upon the completion of our IPO, we received net proceeds of $192.5 million, after deducting underwriting discounts and commissions, from sales of 12,937,500 shares of our Class A common stock in the IPO. The net proceeds include additional proceeds of $25.1 million, net of underwriters' discounts and commissions, from the exercise of the underwriters' option to purchase an additional 1,687,500 shares of our Class A common stock.

To date, we have financed our operations primarily through equity issuances, payments received from customers, the net proceeds we received through sales of equity securities, and borrowings under our credit facilities.
Our principal uses of cash in recent periods have been funding our operations and capital expenditures.

We believe that our cash and cash equivalents balances, our credit facilities, and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Credit Facilities
In November 2017 we entered into a $30.0 million term loan pursuant to a Second Amended and Restated Loan and Security Agreement ("Senior Loan Agreement"). All amounts outstanding under the Senior Loan Agreement accrue interest at a rate of prime plus 1.75%. All obligations owed in connection with the Senior Loan Agreement are secured by a lien on substantially all of our assets other than our intellectual property. All outstanding loans under the Senior Loan Agreement, if not paid earlier, will become due and payable on November 1, 2021. We are required to comply with certain affirmative and negative covenants in the Senior Loan Agreement, including a requirement that we maintain a ratio of cash and cash equivalents plus net unbilled accounts receivable to current liabilities plus long term debt minus the current portion of any deferred revenue (an "Adjusted Quick Ratio") at all times of at least 1.15 to 1.0, as well as a requirement that we achieve trailing three-month revenue evaluated on a monthly basis in amounts not less than 80% of our board approved annual budget. We are also required to maintain at least $10 million in unrestricted cash with the lender or its affiliates at all times.
In December 2018, we entered into the Credit Facility pursuant to which the lenders thereunder committed to lend us up to an additional $30.0 million in term loans. We were required by the terms of the Credit Facility to draw at least $20.0 million by not later than December 31, 2018. As of June 30, 2019 we have drawn a total of $20.0 million under the Credit Facility. All amounts outstanding under the Credit Facility accrue interest at a floating rate that is based on the prime rate plus 4.25%. All obligations that are owed in connection with the Credit Facility are secured by a second priority lien on substantially all of our assets other than our intellectual property. All outstanding loans under the Credit Facility, if not paid earlier, will become due and payable in December 2021. We are required to comply with certain affirmative and negative covenants in the Credit Facility, including a requirement that we achieve trailing three-month revenue tested on a monthly basis in amounts not less than 75% of our board approved annual budget.
On July 8, 2019, we repaid the $20.0 million outstanding under the Credit Facility, which was due and payable on December 24, 2021, was paid in full, in accordance with the terms of the Credit Facility. Upon payment, the Credit Facility was closed. Refer to Note 7, "Debt", for further details on the Credit Facility.
As of June 30, 2019, we are in compliance with all of our covenants described in the preceding paragraphs.

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Six months ended June 30,
	2019	2018

Cash used in operating activities	$(15,648)	$(12,584)
Cash provided by (used in) investing activities	5,107	(564)
Cash provided by financing activities	187,127	43,176

Cash Flows from Operating Activities
For the six months ended June 30, 2019, cash used in operating activities consisted primarily of our net loss of $25.3 million adjusted for non-cash items, including $7.6 million of depreciation and amortization, $4.0 million of amortization of deferred rent, $3.7 million of stock-based compensation expense, an increase in our warrant liability of $2.4 million, and amortization of debt issuance costs of $1.8 million. With respect to changes in operating assets and liabilities, accounts payable, accrued expenses, and other liabilities increased $2.6 million due to timing of payments. This was partially offset by an increase in other long-term assets of $5.0 million due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, an increase of $3.2 million in prepaid expenses and other assets, and an increase in accounts receivable of $3.9 million, primarily due to the growth of our business and the timing of cash receipts from certain of our larger customers, pre-payments for travel, SaaS licenses and commissions.
For the six months ended June 30, 2018, cash used in operating activities consisted primarily of our net loss of $15.1 million adjusted for non-cash items, including $6.3 million of depreciation and amortization and $1.8 million of stock-based compensation expense. With respect to changes in operating assets and liabilities, accounts receivable increased $3.4 million and prepaid expenses and other assets increased $1.5 million, which primarily resulted from the growth of our business and the timing of cash receipts from certain of our larger customers and pre-payments for SaaS licenses. In addition, accounts payable, accrued expenses and other liabilities decreased $1.3 million due to the timing of payments.
Cash Flows from Investing Activities
For the six months ended June 30, 2019, cash provided by investing activities was $5.1 million, primarily consisting of $47.6 million of sales of marketable securities, offset by $32.7 million in purchases of marketable securities, and $9.2 million of payments related to purchases of property and equipment to expand our network.
For the six months ended June 30, 2018, cash used in investing activities was $0.6 million, primarily consisting of $9.8 million of payments related to purchases of property and equipment to expand our network and $10.7 million in purchases of marketable securities, offset by $19.9 million of sales of marketable securities.
Cash Flows from Financing Activities
For the six months ended June 30, 2019, cash provided by financing activities was $187.1 million, primarily consisting of $192.5 million in proceeds from our IPO, net of underwriting fees and $2.5 million in proceeds from stock option exercises by our employees. This was partially offset by $3.7 million of payments of costs related to our IPO and $5.0 million of debt payments.
For the six months ended June 30, 2018, cash provided by financing activities was $43.2 million, primarily consisting of $39.2 million of proceeds from Series F financing and $4 million in proceeds from borrowings of debt.

Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating leases, purchase obligations for contracts with our cloud infrastructure provider, network service providers, and other vendors, and outstanding debt. We have future purchase obligations for contracts with our cloud infrastructure provider, network service providers, and other vendors of $56.5 million, of which $41.9 million will be paid within the next 12 months and the remainder will be paid in the next one to three years. In addition, we have future outstanding debt commitments of $53.6 million, of which $34.7 million will be paid in the next 12 months and the remainder will be paid in the next one to three years. There have been no material changes to our obligations under operating leases as compared to those filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Prospectus").
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses, and related disclosures. Actual results and outcomes could differ significantly from our estimates, judgments, and assumptions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the Prospectus.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies" included in the Notes to the Condensed Consolidated Financial Statements.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $245.6 million as of June 30, 2019, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Under our Senior Loan Agreement, amounts borrowed prior to December 2018 bear interest at a rate of prime plus 1.75%. Amounts borrowed under the Second Lien Credit Agreement bear interest at a rate of prime plus 4.25%. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
Currency Exchange Risks
The functional currency of our foreign subsidiaries is the U.S. dollar. Therefore, we are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars. The local currencies of our foreign subsidiaries are the British pound and Japanese Yen. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the period. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective.

Material Weakness

Management identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2018 and 2017, related to the lack of sufficient qualified accounting personnel, which led to incorrect application of generally accepted accounting principles, insufficiently designed segregation of duties, and insufficiently designed controls over business processes, including the financial statement close and reporting processes with respect to the development of accounting policies, procedures, and estimates.

After these material weaknesses were identified, management implemented a remediation plan that included hiring key accounting personnel, creating a formal month-end close process, and establishing more robust processes supporting internal controls over financial reporting, including accounting policies, procedures, and estimates. During the second quarter of 2019, management hired additional staff and continues to actively recruit for open positions within the accounting department and will, as necessary, supplement any interim staffing needs with temporary resources. We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses are remediated.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control

Other than as described above, there have been no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings
From time to time, we have been and will continue to be subject to legal proceedings and claims. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes, before deciding to invest in our Class A common stock. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, customer growth, results of operations, financial condition, or prospects. Any of these events could cause the trading price of our Class A common stock to decline, which would cause you to lose all or part of your investment. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry

If we are unable to attract new customers, our business will be harmed.

To grow our business, we must continue to attract new customers. To do so, we must successfully convince potential customers of the benefits and the value of our platform. This may require significant and costly sales efforts that are targeted at larger enterprises and senior management of these potential customers. These factors significantly impact our ability to add new customers and increase the time, resources, and sophistication required to do so. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to acquire new customers, including potential customers’ commitments to other providers, real or perceived costs of switching to our platform, our failure to expand, retain, and motivate our sales and marketing personnel, our failure to develop or expand relationships with potential customers and channel partners, failure by us to help our customers to successfully deploy our platform, negative media or industry or financial analyst commentary regarding us or our solutions, litigation, and deteriorating general economic conditions. Any of these factors could impact our ability to attract new customers to our platform. As a result of these and other factors, we may be unable to attract new customers, which would harm our business.

Our business depends on customers increasing their use of our platform, and any loss of customers or decline in their use of our platform could harm our business.

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our platform. If our customers do not increase their use of our platform, our revenue may decline and our results of operations may be harmed. Customers are charged based on the usage of our platform. Most of our customers do not have long-term contractual financial commitments to us, and therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our platform for any number of reasons.

In order for us to maintain or improve our results of operations, it is important that our customers use our platform in excess of their commitment levels, if any, and continue to use our platform on the same or more favorable terms. Our ability to retain our customers and expand their usage could be impaired for a variety of reasons. For example, our customers may choose to use other providers. Because our customers’ minimum usage commitments for our platform are relatively low compared to their expected usage, it can be easy for certain customers to reallocate usage or switch from our platform to an alternative platform altogether. In addition, even if our customers expand their usage of our platform, we cannot guarantee that they will maintain those usage levels for any meaningful period of time. If any of these events were to occur, our business may be harmed.

Our usage and revenue may decline or fluctuate as a result of a number of factors, including customer budget constraints, customer satisfaction, changes in our customers’ underlying businesses, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, and general economic conditions. In addition, our customers currently have no obligation to renew their commitments for our platform after the expiration of their contract term, and a majority of our current customer contracts are only one year in duration. The loss of customers or reductions in their usage of our platform may each have a negative impact on our business, results of operations, and financial condition. If our customers reduce their usage of or do not continue to use our platform, our revenue and other results of operations will decline and our business will suffer. In addition, existing customers may negotiate lower rates for their usage in exchange for an agreement to renew, expand their usage in the future, or adopt new products. As a result, these customers may not reduce their usage of our platform, but the revenue we derive from that usage will decrease. If our usage or revenue fall significantly below the expectations of the public market, securities analysts, or investors, our business would be harmed.

Our future success also depends in part on our ability to expand our existing customer relationships by selling additional products to our existing customers. The rate at which our customers purchase products from us depends on a number of factors, including general economic conditions and pricing and services offered by our competitors. If our efforts to sell additional products to our customers are not successful, our business may be harmed.

If our platform fails to perform properly due to defects, interruptions, delays in performance. or similar problems, and if we fail to develop enhancements to resolve any defect, interruption, delay, or other problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

Our operations are dependent upon our ability to prevent system interruption. The applications underlying our edge cloud computing platform are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects and errors in our platform and may discover additional defects or errors in the future that could result in data unavailability, unauthorized access to, loss, corruption, or other harm to our customers’ data. These defects or errors could also be found in third-party applications or open source software on which we rely. We may not be able to detect and correct defects or errors before implementing our products. Consequently, we or our customers may discover defects or errors after our products have been deployed.

We currently serve our customers from our POPs located around the world. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. However, we have not developed redundancies for all aspects of our platform. We depend, in part, on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. In the event that there are any defects or errors in software, failures of hardware, damages to a facility, or misconfigurations of any of our services, we may have to divert resources away from other planned work, could experience lengthy interruptions in our platform, and also incur delays and additional expenses in arranging new facilities and services. Our customers may choose to divert their traffic away from our platform as a result of interruptions or delays. Even with current and planned disaster recovery arrangements, including the existence of redundant data centers that become active during certain lapses of service or damage to a POP, any such traffic diversions could harm our business.

We design our system infrastructure and procure and own or lease the computer hardware used for our platform. Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions on our platform. Moreover, we have experienced and may in the future experience system failures or interruptions in our platform as a result of human error. Any interruptions or delays in our platform, whether caused by our products, third-party error, our own error, natural disasters, or security breaches, or whether accidental or willful, could harm our relationships with customers, reduce customers’ usage of our platform, cause our revenue to decrease and/or our expenses to increase, and divert resources away from product development. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue service credits or cause customers to fail to renew their customer contracts, any of which could harm our business.

The occurrence of any defects, errors, disruptions in service, or other performance problems, interruptions, or delays with our platform, whether in connection with the day-to-day operations or otherwise, could result in:

•	loss of customers;

•	reduced customer usage of our platforms;

•	lost or delayed market acceptance and sales of our products, or the failure to launch products or features on anticipated timelines;

•	delays in payment to us by customers;

•	injury to our reputation and brand;

•	legal claims, including warranty and service level agreement claims, against us; or

•	diversion of our resources, including through increased service and warranty expenses or financial concessions, and increased insurance costs.
 The costs incurred in correcting any material defects, errors, or other performance problems in our platform may be substantial and could harm our business.

If we fail to forecast our revenue accurately, or if we fail to manage our expenditures, our operating results could be adversely affected.

Because our recent growth has resulted in the rapid expansion of our business and revenues, we do not have a long history upon which to base forecasts of future revenue and operating results. We cannot accurately predict customers’ usage or renewal rates given the diversity of our customer base across industries, geographies and size, and other factors. Accordingly, we may be unable to accurately forecast our revenues notwithstanding our substantial investments in sales and marketing, infrastructure, and research and development in anticipation of continued growth in our business. If we do not realize returns on these investments in our growth, our results of operations could differ materially from our forecasts, which would adversely affect our results of operations and could disappoint analysts and investors, causing our stock price to decline.

Our limited operating history and our history of operating losses makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.

We were founded in 2011 and have experienced net losses and negative cash flows from operations since inception. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this prospectus. If we do not address these risks successfully, our business may be harmed.

We generated a net loss of $15.6 million and $25.3 million for the three and six months ended June 30, 2019, respectively, and as of June 30, 2019, we had an accumulated deficit of $165.8 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

Further, we have limited historical financial data and operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our products may become less competitive.

The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and regulatory changes, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new products that satisfy our customers and provide enhancements, new features, and capabilities to our platform that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that enable our competitors to deliver competitive products and applications at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete. If our platform does not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our platform and new customers will be less likely to adopt out platform.

Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies, and we need to continuously modify and enhance our products and platform capabilities to adapt to changes and innovation in these technologies. If developers widely adopt new software platforms, we would have to attempt to develop new versions of our products and enhance our platform’s capabilities to work with those new platforms. These development efforts may require significant engineering, marketing, and sales resources, all of which would affect our business and operating results. Any failure of our platform’s capabilities to operate effectively with future infrastructure platforms, technologies, and software platforms could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business may be harmed.

Moreover, our platform is highly technical and complex and relies on the Varnish Configuration Language ("VCL"). Potential developers may be unfamiliar or opposed to working with VCL and therefore decide to not adopt our platform, which may harm our business.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

We have historically benefited from word-of-mouth and other organic marketing to attract new customers. Through this word-of-mouth marketing, we have been able to build our brand with relatively low marketing and sales costs. This strategy has allowed us to build a substantial customer base and community of users who use our products and act as advocates for our brand and our platform, often within their own corporate organizations. However, our ability to further increase our customer base and achieve broader market acceptance of our edge cloud platform will significantly depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to dedicate significant resources to sales, marketing, and demand-generation programs, including various online marketing activities as well as targeted account-based advertising. The effectiveness of our targeted account-based advertising has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers our business will be harmed. We have also used a strategy of offering free trial versions of our platform in order to strengthen our relationship and reputation within the developer community by providing these developers with the ability to familiarize themselves with our platform without first becoming a paying customer. However, most trial accounts do not convert to paid versions of our platform, and to date, only a few users who have converted to paying customers have gone on to generate meaningful revenue. If our other lead generation methods do not result in broader market acceptance of our platform and the users of trial versions of our platform do not become, or are unable to convince their organizations to become, paying customers, we will not realize the intended benefits of this strategy, and our business will be harmed.

We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires may not become productive as quickly as we expect, if at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, particularly if we continue to grow rapidly, new members of our sales force will have relatively little experience working with us, our platform, and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner, or our sales personnel are not successful in acquiring new customers or expanding usage by existing customers, our business will be harmed.

The markets in which we participate are competitive, and if we do not compete effectively, our business will be harmed.

The market for cloud computing platforms, particularly enterprise grade products, is highly fragmented, competitive, and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Legacy Content Delivery Networks ("CDNs"), such as Akamai, Limelight, EdgeCast (part of Verizon Digital Media), Level3, and Imperva, and small business-focused CDNs, such as Cloudflare, InStart, StackPath, and Section.io, offer products that compete with ours. We also compete with cloud providers who are starting to offer compute functionality at the edge like Amazon’s CloudFront, AWS Lambda, and Google Cloud Platform, as well as traditional data center and appliance vendors like F5, Citrix, A10 Networks, Cisco, Imperva, Radware, and Arbor Networks, who offer a range of on-premise solutions for load balancing, WAF, and DDoS. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered. Such acquisitions or partnerships may help competitors achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. We compete on the basis of a number of factors, including:

•	our platform’s functionality, scalability, performance, ease of use, reliability, security availability, and cost effectiveness relative to that of our competitors’ products and services;

•	our global network coverage;

•	our ability to utilize new and proprietary technologies to offer services and features previously not available in the marketplace;

•	our ability to identify new markets, applications, and technologies;

•	our ability to attract and retain customers;

•	our brand, reputation, and trustworthiness;

•	our credibility with developers;

•	the quality of our customer support;

•	our ability to recruit software engineers and sales and marketing personnel; and

•	our ability to protect our intellectual property.
 We face substantial competition from legacy CDNs, small business-focused CDNs, cloud providers, traditional data center, and appliance vendors. In addition, existing and potential customers may not use our platform, or may limit their use, because they pursue a “do-it-yourself” approach by putting in place equipment, software, and other technology products for content and application delivery within their internal systems; enter into relationships directly with network providers instead of relying on an overlay network like ours; or implement multi-vendor policies to reduce reliance on external providers like us.
Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets, and greater resources than we do. While some of our competitors provide a platform with applications to support one or more use cases, many others provide point-solutions that address a single use case. Other potential competitors not currently offering competitive applications may expand their product offerings to compete with our platform. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our platform. In addition to application and technology competition, we face pricing competition. Some of our competitors offer their applications or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing applications and services with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale of other products. For all of these reasons, we may not be able to compete successfully and competition could result in the failure of our platform to achieve or maintain market acceptance, any of which could harm our business.

If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, results of operations and financial condition may suffer.

We believe that maintaining and enhancing our brand is important to continued market acceptance of our existing and future products, attracting new customers, and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and products, and our ability to successfully differentiate our platform from competitive products and services. Additionally, our brand and reputation may be affected if customers do not have a positive experience with our partners’ services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, our business may be harmed.

We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.

Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers. For trailing 12 months ended June 30, 2019, our top ten customers accounted for approximately 30% of our revenue, respectively. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers, our business would be harmed.

We may not be able to scale our business quickly enough to meet our customers’ growing needs. If we are not able to grow efficiently, our business could be harmed.

As usage of our edge cloud computing platform grows and as the breadth of use cases for our platform expands, we will need to devote additional resources to improving our platform architecture, integrating with third-party applications and maintaining infrastructure performance. In addition, we will need to appropriately scale our processes and procedures that support our growing customer base, including increasing our number of POPs around the world and investments in systems, training, and customer support.

Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our platform to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which would hurt our revenue growth and our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our cloud infrastructure. We cannot be sure that the expansion and improvements to our cloud infrastructure will be effectively implemented on a timely basis, if at all, and such failures would harm our business.

We may have insufficient transmission bandwidth and colocation space, which could result in disruptions to our platform and loss of revenue.

Our operations are dependent in part upon transmission bandwidth provided by third-party telecommunications network providers and access to colocation facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly when customers experience cyber-attacks. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including service outages, payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits, or governments adopting regulations that impact network operations. In some regions, bandwidth providers have their own services that compete with us, or they may choose to develop their own services that will compete with us. These bandwidth providers may become unwilling to sell us adequate transmission bandwidth at fair market prices, if at all. This risk is heightened where market power is concentrated with one or a few major networks. We also may be unable to move quickly enough to augment capacity to reflect growing traffic or security demands. Failure to put in place the capacity we require could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. Such a failure could result in our inability to acquire new customers demanding capacity not available on our platform.

Security incidents and attacks on our platform could lead to significant costs and disruptions that could harm our business, financial results, and reputation.

Our business is dependent on providing our customers with fast, efficient, and reliable distribution of applications and content over the internet. We transmit and store our customers’ information, data, and encryption keys as well as our own; customer information and data may include personally identifiable data of and about their end-users. Maintaining the security and availability of our platform, network, and internal IT systems and the security of information we hold on behalf of our customers is a critical issue for us and our customers. Attacks on our customers and our own network are frequent and take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms, and malicious software programs. Malicious actors can attempt to fraudulently induce employees or suppliers to disclose sensitive information through spamming, phishing, or other tactics. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our information systems. We have in the past been subject to cyber-attacks from third parties, including parties who we believe are sponsored by government actors. Since our customers share our multi-tenant architecture, an attack on any one of our customers could have a negative effect on other customers. These attacks have significantly increased the bandwidth used on our platform and have strained our network. If attacks like these were to occur in the future and if we do not have the systems and processes in place to respond to them, our business could be harmed.

Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance or criminal activity, or hostile state actors, could result in unauthorized access to, or loss or unauthorized disclosure of, this information, litigation, indemnity obligations, and other possible liabilities. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence or intentional misconduct of us and our suppliers and we cannot assure you that we are adequately insured against the risks that we face.

In recent years, cyber-attacks have increased in size, sophistication, and complexity, increasing exposure for our customers and us. In addition, as we expand our emphasis on selling security-related products, we may become a more attractive target for attacks on our infrastructure intended to destabilize, overwhelm, or shut down our platform. For example, we have had security incidents in the past that have tested the limits of our infrastructure and impacted the performance of our platform. The costs to us to avoid or alleviate cyber or other security problems and vulnerabilities are significant. However, our efforts to address these problems and vulnerabilities may not be successful. Any significant breach of our security measures could:

•
lead to the dissemination of proprietary information or sensitive, personal, or confidential data about us, our employees, or our customers—including personally identifiable information of individuals involved with our customers and their end-users;

•	lead to interruptions or degradation of performance in our platform;

•	threaten our ability to provide our customers with access to our platform;

•	generate negative publicity about us;

•	result in litigation and increased legal liability or fines; or

•	lead to governmental inquiry or oversight.
 The occurrence of any of these events could harm our business or damage our brand and reputation, lead to customer credits, loss of customers, higher expenses, and possibly impede our present and future success in retaining and attracting new customers. A successful security breach or attack on our infrastructure would be damaging to our reputation and could harm our business.

Similar security risks exist with respect to our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to the risk that cyber-attacks on our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems. It is also possible that security breaches sustained by our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our platform.

The nature of our business exposes us to inherent liability risks.

Our platform and related applications, including our WAF and DDoS solutions, are designed to provide rapid protection against web application vulnerabilities and cyber-attacks. However, no security product can provide absolute protection against all vulnerabilities and cyber-attacks. Our platform is subject to cyber-attacks, and the failure of our platform and related applications to adequately protect against these cyber-attacks may allow our customers to be attacked. Any adverse consequences of these attacks, and our failure to meet our customers’ expectations as they relate to such attacks, could harm our business.

Due to the nature of our applications, we are potentially exposed to greater risks of liability for product or system failures than may be inherent in other businesses. Although substantially all of our customer agreements contain provisions that limit our liability to our customers, these limitations may not be sufficient, and we cannot assure you that these limitations will be enforced or the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local, and foreign governments. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws, we could face direct liability or delivery of content by our platform may be blocked by certain governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions, or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business.

Our sales to highly regulated organizations and government entities are subject to a number of challenges and risks.

We sell to customers in highly regulated industries such as financial services, insurance, and healthcare, as well as to various governmental agency customers, including state and local agency customers, and foreign governmental agency customers. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we comply with the revised requirements. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings.

Further, highly regulated and governmental entities may demand shorter contract terms or other contractual provisions that differ from our standard arrangements, including terms that can lead those customers to obtain broader rights in our offerings than would be standard. Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners due to a default or for other reasons, and any such termination may harm our business. In addition, these governmental agencies may be required to publish the rates we negotiate with them, which could harm our negotiating leverage with other potential customers and in turn harm our business.

Our dedication to our values may negatively influence our financial results.

We have taken, and may continue to take, actions that we believe are in the best interests of our customers, our employees, and our business, even if those actions do not maximize financial results in the short term. For instance, we do not knowingly allow our platform to be used to deliver content from groups that promote violence or hate, and that conflict with our values like strong ethical principles of integrity and trustworthiness, among others. However, this approach may not result in the benefits that we expect, and our employees or third parties may disagree with our interpretation of our values, or take issue with how we execute on our values, which may result in us becoming a target for negative publicity, increased scrutiny, lawsuits, or network attacks, in which case our business could be harmed.

If we cannot maintain our company culture as we grow, our success and our business may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the products that we provide promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong corporate culture and believe it is one of our most important and sustainable sources of competitive advantage. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop the systems and processes associated with being a public company, we may find it difficult to maintain these important aspects of our culture. In addition, while we have historically benefited from having a dispersed workforce, as we grow and our resources become more globally dispersed and our organizational management structures become more complex, we may find it increasingly difficult to maintain these beneficial aspects of our corporate culture. If we fail to maintain our company culture, our business may be harmed.

Slower usage growth on our platform and numerous other factors could cause our revenue growth rate to slow.

Increasing usage on our platform is key to our revenue growth. Numerous factors can impact the usage growth of our platform, including:

•	the popularity of our customers’ offerings as compared to those offered by companies that do not use our platform;

•	adoption of new technologies that allow end-users to access content from a core cloud without having to access our network;

•	customers, particularly large internet platform companies, utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third-party providers like us; and

•	macro-economic market and industry pressures.
We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as with colocation and bandwidth providers, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If we experience slower usage growth on our platform than we expect or than we have experienced in recent years, our revenue growth rate will slow down and our business may be harmed.

Our growth depends in large part on the success of our partner relationships.

We maintain a partner ecosystem of companies who build edge applications to integrate with our platform. We are dependent on these partner relationships to amplify our reach and provide our customers with enhanced value from our platform. Our future growth will be increasingly dependent on the success of our partner relationships, including their development of useful applications for our platform. If those partnerships do not provide these benefits or if our partners are unable to serve our customers effectively, we may need to allocate resources internally to provide these services or our customers may not realize the full value of our platform, which could harm our business.

Moreover, our partners’ business partners may not completely align with our core values and therefore may do business with companies that we otherwise would not. Our association with these companies could damage our brand and reputation and potentially harm our business.

We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our market does not grow as we expect, or if we cannot expand our services to meet the demands of this market, our revenue may decline, or fail to grow, and we may incur operating losses.

The market for edge computing is in an early stage of development. There is considerable uncertainty over the size and rate at which this market will grow, as well as whether our platform will be widely adopted. Our success will depend, to a substantial extent, on the widespread adoption of our platform as an alternative to other solutions, such as legacy CDNs, enterprise data centers, central cloud, and small business-focused CDNs. Some organizations may be reluctant or unwilling to use our platform for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability, and security of cloud-based offerings or lack of awareness of the benefits of our platform. Moreover, many organizations have invested substantial personnel and financial resources to integrate traditional on-premise services into their businesses, and therefore may be reluctant or unwilling to migrate to cloud-based services. Our ability to expand sales of our product into new and existing markets depends on several factors, including potential customer awareness of our platform; the timely completion of data centers in those markets; introduction and market acceptance of enhancements to our platform or new applications that we may introduce; our ability to attract, retain and effectively train sales and marketing personnel; our ability to develop relationships with partners; the effectiveness of our marketing programs; the pricing of our services; and the success of our competitors. If we are unsuccessful in developing and marketing our product into new and existing markets, or if organizations do not perceive or value the benefits of our platform, the market for our product might not continue to develop or might develop more slowly than we expect, either of which may harm our business.

The estimates of market opportunity, forecasts of market growth included in this prospectus may prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts included in this prospectus are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable companies or end-users covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenues for us. Even if the market in which we compete meets the size estimates and growth forecasted in this prospectus, our business could fail to grow for a variety of reasons, including reasons outside of our control, such as competition in our industry.

Usage of our platform accounts for substantially all of our revenue.

We expect that we will be substantially dependent on our edge cloud platform to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:

•	any decline in demand for our edge cloud platform;

•	the failure of our edge cloud platform to achieve continued market acceptance;

•	the market for edge cloud computing services not continuing to grow, or growing more slowly than we expect;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our edge cloud platform;

•	technological innovations or new standards that our edge cloud platform does not address;

•	sensitivity to current or future prices offered by us or our competitors;

•	our customers’ development of their own edge cloud platform; and

•	our inability to release enhanced versions of our edge cloud platform on a timely basis.

If the market for our edge cloud platform grows more slowly than anticipated or if demand for our edge cloud platform does not grow as quickly as anticipated, whether as a result of competition, pricing sensitivities, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our customers, or other factors, our business would be harmed.

We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors, our stock price and the value of your investment could decline.

Our operating results, as well as our key metrics (including our DBNER) have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and period-to-period comparisons of our operating results and key metrics may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results include the following:

•	fluctuations in demand for or pricing of our platform;

•	our ability to attract new customers;

•	our ability to retain our existing customers;

•	fluctuations in the usage of our platform by our customers, which is directly related to the amount of revenue that we recognize from our customers;

•	fluctuations in customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;

•	the timing of customer payments and any difficulty in collecting accounts receivable from customers;

•	timing of new functionality of our existing platform;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;

•	the amount and timing of costs associated with recruiting, training, and integrating new employees;

•	the effects of acquisitions or other strategic transactions;

•	expenses in connection with acquisitions or other strategic transactions;

•	our ability to successfully deploy POPs in new regions;

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;

•	the ability to maintain our partnerships;

•	the impact of new accounting pronouncements;

•	changes in the competitive dynamics of our market, including consolidation among competitors or customers;

•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform; and

•	awareness of our brand and our reputation in our target markets.
Additionally, certain large scale events, such as major elections and sporting events, can significantly impact usage of our platform, which could cause fluctuations in our results of operations. While increased usage of our platform during these events could result in increased revenue, these seasonal and one-time events could also impact the performance of our platform during those events and lead to a sub-optimal experience for some customers. Such annual and one-time events may cause fluctuations in our results of operations as they would impact both our revenue and our operating expenses.

Any of the foregoing and other factors may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and our business could be harmed.

Our recent rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 379 employees as of December 31, 2017 to 544 employees as of June 30, 2019. In addition, we are rapidly expanding, and expect to continue to expand in the future, our international operations. We have also experienced significant growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure, and management. We may not continue to grow as rapidly in the future. Overall growth of our revenue depends on a number of factors, including our ability to:

•	address new and developing markets, such as large enterprise customers outside the United States;

•	control expenses;

•	recruit, hire, train, and manage additional qualified engineers;

•	recruit, hire, train, and manage additional sales and marketing personnel;

•	maintain our corporate culture;

•	expand our international operations;

•	implement and improve our administrative, financial and operational systems, procedures, and controls;

•	attract new customers and increase our existing customers’ usage on our platform;

•	expand the functionality and use cases for the products we offer on our platform;

•	provide our customers with customer support that meets their needs; and

•	successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our products.

We may not successfully accomplish any of the above objectives. We expect to continue to expend substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales organization;

•	our infrastructure, including POP deployments, systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures;

•	product development, including investments in our product development team and the development of new products and new functionality for our existing products;

•	acquisitions or strategic investments;

•	international expansion; and

•	general administration, including increased legal and accounting expenses associated with being a public company.
We employ a pricing model that subjects us to various challenges that could make it difficult for us to derive sufficient value from our customers.

We generally charge our customers for their usage of our platform based on the combined total usage, as well as the features and functionality enabled. Additionally, once our product is purchased, customers can also buy any combination of our add-on products. We do not know whether our current or potential customers or the market in general will continue to accept this pricing model going forward and, if it fails to gain acceptance, our business could be harmed. We also generally purchase bandwidth from internet service providers and server colocation space from third parties based on expected usage from our customers. Moreover, if our customers use our platform in a manner that is inconsistent with how we have purchased bandwidth, servers, and colocation space, our business could be harmed.

We do not have sufficient history with our pricing model to accurately predict the optimal pricing necessary to attract new customers and retain existing customers.

We have limited experience with respect to determining the optimal prices for our products and, as a result, we have in the past and expect that we will need to change our pricing model from time to time in the future. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

Our sales and onboarding cycles with customers can be long and unpredictable, and our sales and onboarding efforts require considerable time and expense.

The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. In addition, for our enterprise customers, the lengthy sales cycle for the evaluation and implementation of our products may also cause us to experience a delay between expenses for such sales efforts and the generation of corresponding revenue. The length of our sales cycle for these customers, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and ramping process with new enterprise customers can take several months. As the purchase of our products can be dependent upon customer initiatives, our sales cycle can extend to even longer periods of time. Customers often view a switch to our platform as a strategic decision requiring significant investment and, as a result, frequently require considerable time to evaluate, test, and qualify our product offering prior to entering into or expanding a contract commitment. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a completed sale. Additional factors that may influence the length and variability of our sales cycle include:

•	the effectiveness of our sales force, particularly new salespeople, as we increase the size of our sales force and train our new salespeople to sell to enterprise customers;

•	the discretionary nature of customers’ purchasing decisions and budget cycles;

•	customers’ procurement processes, including their evaluation of competing products;

•	economic conditions and other factors affecting customer budgets;

•	the regulatory environment in which our customers operate;

•	integration complexity for a customer deployment;

•	the customer’s familiarity with edge cloud computing platforms;

•	evolving customer demands; and

•	competitive conditions.

 Given these factors, it is difficult to predict whether and when a customer will switch to our platform.

Given that it can take several months for our customers to ramp up their usage of our platform, during that time, we may not be able to generate enough revenue from a particular customer or that customer may not increase their usage in a meaningful way. Moreover, because the switching costs are fairly low, our customers are able to switch from our platform to alternative services relatively easily.

We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.

We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Artur Bergman, our Founder and Chief Executive Officer. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences, and the competition for such diverse personnel is significant. While the market for such talented personnel is particularly competitive in the San Francisco Bay Area, where our headquarters is located, it is also competitive in other markets where we maintain operations. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business would be harmed.

If our platform does not achieve sufficient market acceptance, our financial results and competitive position will suffer.

To meet our customers’ rapidly evolving demands, we invest substantial resources in research and development of enhanced products to incorporate additional functionality or expand the use cases that our platform addresses. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop products internally due to inadequate research and development resources, we may not be able to address our customers’ needs on a timely basis or at all. In addition, if we seek to supplement our research and development capabilities or the breadth of our products through acquisitions, such acquisitions could be expensive and we may not successfully integrate acquired technologies or businesses into our business. When we develop or acquire new or enhanced products, we typically incur expenses and expend resources upfront to develop, market, promote, and sell the new offering. Therefore, when we develop or acquire and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing or acquiring and bringing them to market. Our new products or enhancements and changes to our existing products could fail to attain sufficient market acceptance for many reasons, including:

•	failure to predict market demand accurately in terms of functionality and a failure to supply products that meet this demand in a timely fashion;

•	defects, errors, or failures;

•	negative publicity about our platform’s performance or effectiveness;

•	changes in the legal or regulatory requirements, or increased legal or regulatory scrutiny, adversely affecting our platform;

•	emergence of a competitor that achieves market acceptance before we do;

•	delays in releasing enhancements to our platform to the market; and

•	introduction or anticipated introduction of competing products by our competitors.
If our platform and any future enhancements do not achieve adequate acceptance in the market, or if products and technologies developed by others achieve greater acceptance in the market, our business could be harmed.

Beyond overall acceptance of our platform by our customers, it is important that we maintain and grow acceptance of our platform among the developers that work for our customers. We rely on developers to choose our platform over other options they may have, and to continue to use and promote our platform as they move between companies. These developers often make design decisions and influence the product and vendor processes within our customers. If we fail to gain or maintain their acceptance of our platform, our business would be harmed.

We rely on third-party hosting providers that may be difficult to replace.

We rely on third-party hosting services such as Amazon Web Services ("AWS"), Google, Softlayer (acquired by IBM), and other cloud providers that facilitate the offering of our platform. Some of these third-party hosting services offer competing products to ours and therefore may not continue to be available on commercially reasonable terms, or at all. These providers may be unwilling to do business with us if they view our platform as a threat. Any loss of the right to use any of the hosting providers could impair our ability to offer our platform until we are able to obtain alternative hosting providers.

If we do not or cannot maintain the compatibility of our platform with third-party applications that our customers use in their businesses, our business will be harmed.

Because our customers choose to integrate our products with certain capabilities provided by third-party providers, the functionality and popularity of our platform depends, in part, on our ability to integrate our platform and applications with third-party applications. These third parties may change the features of their technologies, restrict our access to their applications, or alter the terms governing use of their applications in a manner that is adverse to our business. Such changes could functionally limit or prevent our ability to use these third-party technologies in conjunction with our platform, which would negatively affect adoption of our platform and harm our business. If we fail to integrate our platform with new third-party applications that our customers use, we may not be able to offer the functionality that our customers need, which would harm our business.

The success of our business depends on customers’ continued and unimpeded access to our platform on the internet.

Our customers must have internet access in order to use our platform. Some internet providers may take measures that affect their customers’ ability to use our platform, such as degrading the quality of the content we transmit over their lines, giving that content lower priority, giving other content higher priority than ours, blocking our content entirely, or attempting to charge their customers more for using our platform.

In December 2010, the Federal Communications Commission ("FCC") adopted net neutrality rules barring internet providers from blocking or slowing down access to online content, protecting services like ours from such interference. The FCC has repealed the net neutrality rules, and it is currently uncertain how the U.S. Congress will respond to this decision. To the extent network operators attempt to interfere with our platform, extract fees from us to deliver our platform, or otherwise engage in discriminatory practices, our business could be adversely impacted. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense, or otherwise harm our business.

We provide service level commitments under our customer agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts, which could harm our business.

Most of our customer agreements contain service level commitments. If we are unable to meet the stated service level commitments, including failure to meet the uptime and delivery requirements under our customer agreements, we may be contractually obligated to provide the affected customers with service credits which could significantly affect our revenues in the periods in which the uptime and/or delivery failure occurs and the credits are applied. We could also face customer terminations, which could significantly affect both our current and future revenues. Any service level failures could harm our business.

If we fail to offer high quality support, our business may be harmed.

Our customers rely on our support team to assist them in deploying our products effectively and resolve technical and operational issues. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of maintaining high quality support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our relationships with existing and new customers could suffer and our business could be harmed. Further, increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our business. In addition, as we continue to grow our operations and expand internationally, we will need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support and documentation in multiple languages. Our failure to do so could harm our business.

Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, and dilute stockholder value.

We may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing acquisitions, whether or not such acquisitions are completed. In addition, we have only limited experience in acquiring other businesses and we may not successfully identify desirable acquisition targets or, if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. In addition, if an acquired business fails to meet our expectations, our business may be harmed.

Because we recognize revenue from usage on our platform over the term of the relevant contract, downturns or upturns in sales contracts are not immediately reflected in full in our operating results.

Revenue for usage on our platform accounts for substantially all of our total revenue. We recognize revenue over the term of each of our customer contracts, which are typically one year in length but may be longer in length. As a result, much of our revenue is generated from contracts entered into during previous periods. Consequently, a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through new contracts in any period, as revenue from customers is recognized over the applicable term of their contracts.

Seasonality may cause fluctuations in our sales and operating results.

We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our platform. For example, we typically have customers who increase their usage and requests when they need more capacity during busy periods, especially in the fourth quarter of the year, and then subsequently scale back. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future, particularly as we expand our sales to larger enterprises. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. Additionally, we do not have sufficient experience in selling certain of our products to determine if demand for these products are or will be subject to material seasonality.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could harm our business.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. To the extent that our platform and our products are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our net operating loss ("NOL") carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2018 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act (the "Tax Act"), our federal NOLs generated in tax years ending after December 31, 2018 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited (as described below under "The Tax Act could adversely affect our business and financial condition"). It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" is generally subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the year ended December 31, 2018 and the three and six months ended June 30, 2019, the percentage of revenue generated from customers outside the United States was 30% and 28% of our total revenue, respectively. We currently have offices in Japan, the United Kingdom, and the United States, as well as employees located throughout the world. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of June 30, 2019, approximately 16% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business.

Our current and future international business and operations involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	potential or unexpected changes in trade relations, regulations, or laws;

•	more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;

•
differing labor regulations, especially in Europe and Japan, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;

•	challenges to our corporate culture resulting from a dispersed workforce;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;

•	increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

•	challenges related to providing support and developing products in foreign languages;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	laws and business practices favoring local competitors or general market preferences for local vendors;

•	potential tariffs and trade barriers;

•	limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;

•	political instability or terrorist activities;

•	exposure to liabilities under anti-corruption and anti-money laundering laws, and similar laws and regulations in other jurisdictions; and

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business may be harmed.

Our international operations may subject us to potential adverse tax consequences.

We are expanding our international operations and staff to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into the international markets, and consider the functions, risks, and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on: the application of the tax laws of the various jurisdictions, including the United States, to our international business activities; changes in tax rates; new or revised tax laws or interpretations of existing tax laws and policies; and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Legal, political, and economic uncertainty surrounding the planned exit of the United Kingdom (UK) from the European Union (EU) may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the UK, and pose additional risks to our business, revenue, financial condition, and results of operations.

The UK held a referendum on June 23, 2016 to determine whether the UK should leave the EU or remain as a member state, the outcome of which was in favor of leaving the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Under Article 50 of the 2009 Lisbon Treaty, the UK will cease to be an EU Member State when a withdrawal agreement is entered into (such agreement will also require parliamentary approval in the UK) or, failing that, two years following the notification of an intention to leave under Article 50, unless the European Council (together with the UK) unanimously decides to extend this period (the "Brexit Date"). On March 29, 2017, the UK formally notified the European Council of its intention to leave the EU.

It is unclear how long it will take to negotiate a withdrawal agreement, but it appears likely that Brexit will continue to involve a process of lengthy negotiations between the UK and the EU Member States to determine the future terms of the UK’s relationship with the EU. For example, in March 2018, the UK reached a provisional agreement (the Withdrawal Agreement) with the EU on transitional arrangements following the UK’s exit (which are intended to enable the UK to remain within the EU single market and customs union for a transitional period through 2020), but this Withdrawal Agreement needs to be formally agreed as part of the withdrawal arrangements currently under negotiation. Given that no formal withdrawal arrangements have been agreed upon, there have been several extensions to the Brexit Date and the UK has yet to formally leave the EU. On April 11, 2019, the EU granted the UK a further extension to the Brexit Date until October 31, 2019. The purpose of this extension is to allow for the ratification of the Withdrawal Agreement by the UK House of Commons. If the Withdrawal Agreement is ratified, the UK will leave the EU earlier than October 31, 2019. On July 23, 2019, the U.K. Prime Minister (PM), Theresa May, resigned from the role of PM and Boris Johnson was appointed. Mr. Johnson may choose to attempt to renegotiate the Withdrawal Agreement, or leave the EU on October 31, 2019 with no formal withdrawal arrangements in place.

Lack of clarity about future UK laws and regulations as the UK determines which EU rules and regulations to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws (including in respect of cross-border transfers of data from our entity in the UK to the EU), supply chain logistics, environmental, health and safety laws and regulations, immigration laws, and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital.
Until the UK officially exits the EU, EU laws and regulations will continue to apply, and changes to the application of these laws and regulations are unlikely to occur during negotiations. However, due to the size and importance of the UK economy, the uncertainty and unpredictability concerning the UK’s legal, political, and economic relationship with the EU after Brexit may continue to be a source of instability in the international markets, create significant currency fluctuations, or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory, or otherwise) for the foreseeable future, including beyond the date of Brexit.

These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates, and credit ratings may also be subject to increased market volatility.

If the UK and the EU are unable to negotiate acceptable withdrawal terms or if other EU Member States pursue withdrawal, barrier-free access between the UK and other EU Member States or among the European Economic Area (EEA) overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the UK and the EU and, in particular, any arrangements for the UK to retain access to EU markets either during a transitional period or more permanently.

Such a withdrawal from the EU is unprecedented, and it is unclear how the UK’s access to the European single market for goods, capital, services, and labor within the EU, or single market, and the wider commercial, legal, and regulatory environment, will impact our UK operations and customers. Our UK operations service customers in the UK as well as in other countries in the EU and EEA and these operations could be disrupted by Brexit, particularly if there is a change in the UK’s relationship to the single market.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the UK’s withdrawal from the EU, the UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Even prior to any change to the UK’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could harm our business.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all, and our failure to raise capital when needed could harm our business, and debt or equity issued to raise additional capital may reduce the value of our Class A common stock.

We have funded our operations since inception primarily through payments received from our customers, sales of equity securities, and borrowings under our credit facilities. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in future offerings will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

We are exposed to fluctuations in currency exchange rates.

Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred and an increasing portion of our assets is held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. While we do not currently engage in hedging efforts, if we do not successfully hedge against the risks associated with currency fluctuations, our business may be harmed.

Changes in our effective tax rate or tax liability may harm our business.

Our effective tax rate could be adversely impacted by several factors, including:

•	Changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	Changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;

•
Changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

•	The outcome of current and future tax audits, examinations, or administrative appeals; and

•	Limitations or adverse findings regarding our ability to do business in some jurisdictions.

Should our effective tax rate rise, our business could be harmed.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and harm our business.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al ("Wayfair") that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could harm our business.

The Tax Act could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” informally titled the Tax Act, which significantly revises the Code. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limits the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, eliminates U.S. tax on foreign earnings (subject to certain important exceptions), allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our Class A common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Class A common stock.

We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments, or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our platform and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable laws, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
Detecting, investigating, and resolving actual or alleged violations can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution or other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed or if we do not prevail in any possible civil or criminal litigation, our business could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States ("U.S. GAAP") are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 ("Topic 606"), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services; this new accounting standard also impacts the recognition of sales commissions. As an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act with respect to new or revised accounting pronouncements, including Topic 606, and as a result Topic 606 became applicable to us on January 1, 2019.

We have adopted this standard as of January 1, 2019 using the modified retrospective method. The adoption of this standard did not have a material impact on revenue. As a result of adopting this standard we have recorded an adjustment to deferred contract costs of $5.7 million as of January 1, 2019, to reflect a reduction in the amount of commission expense previously recorded. The application of this new guidance could have an adverse effect on our operating results in one or more periods as compared to what they would have been under previous standards.

Under Topic 606, more estimates, judgments, and assumptions are required within the revenue recognition process than were previously required. Our reported financial position and financial results may be adversely affected if our estimates or judgments prove to be wrong, assumptions change, or actual circumstances differ from those in our assumptions. We currently believe the most significant impact of the standard on our financial results relates to sales commissions. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm our business.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, fair value of financial instruments, valuation of stock-based compensation, valuation of warrant liabilities, and the valuation allowance for deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

Current and future indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

Our current credit facilities contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may otherwise be in our best interests. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. In addition, a breach of a covenant under any one of our credit facilities may result cross-default under a separate credit facility. If we seek to enter into a credit facility we may not be able to obtain debt financing on terms that are favorable to us, if at all. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We have previously identified material weaknesses in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be seriously harmed.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls, subject to any exemptions that we avail ourselves to under the JOBS Act. For example, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404. We are in the process of designing, implementing, and testing internal control over financial reporting required to comply with this obligation. That process is time-consuming, costly, and complicated.

We and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2017 and 2018, related to the lack of sufficient qualified accounting personnel, which led to incorrect application of U.S. GAAP, insufficiently designed segregation of duties, and insufficiently designed controls over business processes, including the financial statement close and reporting processes with respect to the development of accounting policies, procedures, and estimates. After these material weaknesses were identified, management implemented a remediation plan that included hiring key accounting personnel, creating a formal month-end close process, and establishing more robust processes supporting internal controls over financial reporting, including accounting policies, procedures, and estimates.

If we identify future material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, which could require additional financial and management resources.

We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes and controls.

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated by our sales force as the number of transactions continues to grow. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to offer our platform to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs.

We could incur substantial costs in protecting or defending our proprietary rights, and any failure to adequately protect our rights could impair our competitive position and we may lose valuable assets, experience reduced revenue, and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have issued patents in the United States and other countries and have additional pending patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our products may be unenforceable under the laws of jurisdictions outside the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our platform.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business may be harmed.

We may in the future be subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual property rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop selling products impacted by the claim or injunction or cease business activities covered by such intellectual property, and may be unable to compete effectively. Any inability to license third party technology in the future would have an adverse effect on our business or operating results, and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. We receive demands for such indemnification from time to time and expect to continue to do so. Responding to such claims, including those currently pending, regardless of their merit, can be time consuming, costly to defend in litigation, and damage our reputation and brand.

Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Although we carry insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits, and the results of any such actions may harm our business.

Elements of our platform use open source software, which may restrict the functionality of our platform or require that we release the source code of certain products subject to those licenses.

Our platform incorporates software licensed under open source licenses. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple software programmers to design our proprietary technologies, and we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our platform and technologies and materially and adversely affect our ability to sustain and grow our business.

Provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.

Our agreements with customers and other third parties generally include provisions under which we are liable or agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our platform, services, or other contractual obligations. Some of these agreements provide for uncapped liability for which we would be responsible, and some provisions survive termination or expiration of the applicable agreement. Large liability payments could harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them, and in case of an intellectual property infringement indemnification claim, we may be required to cease use of certain functions of our platform as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business. Even when we have contractual protections against such customer claims, we may choose to honor a customer’s request for indemnification or otherwise seek to maintain customer satisfaction by issuing customer credits, assisting our customer in defending against claims, or in other ways.

We are subject to governmental regulation and other legal obligations, particularly those related to privacy, data protection, and information security, and our actual or perceived failure to comply with such obligations could harm our business, by resulting in litigation, fines, penalties, or adverse publicity and reputational damage that may negatively affect the value of our business and decrease the price of our common stock. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our products.

We receive, store, and process personal information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. In addition, our customers use our platform to collect personally identifiable information, personal health information, and personal financial information from their end-users. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission ("FTC"), and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act, and state laws relating to privacy and data security, including the California Consumer Privacy Act. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In addition, several foreign countries and governmental bodies, including the EU, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol ("IP") addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

Within the EU, the General Data Protection Regulation ("GDPR") significantly increases the level of sanctions for non-compliance from those in existing EU data protection law and imposes direct obligations on data processors in addition to data controllers and may require us to make further changes to our policies and procedures in the future, beyond what we have already done. EU data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects. Since we act as a data processor for our customers, we are taking steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps will be effective. In particular, although the UK enacted a Data

Protection Act in May 2018 that is designed to be consistent with the GDPR, due to Brexit (see "—Legal, political, and economic uncertainty surrounding the planned exit of the United Kingdom, or UK, from the European Union, or EU, may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the UK, and pose additional risks to our business, revenue, financial condition, and results of operations"), uncertainty remains regarding how data transfers to and from the UK will be regulated.

The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity and could cause our application providers, customers, and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.

In addition to government regulation, privacy advocates, and industry groups may propose new and different self regulatory standards that may apply to us. Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business.

Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions (including, for example, a ban by EU Supervisory Authorities on the processing of EU personal data under the GDPR), litigation, fines and penalties, or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. Our obligation to assist our customers in their compliance with laws, regulations, and policies, like data processing and data protection requirements under the GDPR may also result in government enforcement actions litigation, fines and penalties, or adverse publicity. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, marketing, consumer communications, and information security in the United States, the EU, and other jurisdictions, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data or additional requirements for express or implied consent of our customers, partners, or end-users for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products, which would negatively affect our business, financial condition, and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate such controls.

Our products are subject to U.S. export controls, including the Export Administration Regulations administered by the U.S. Commerce Department, and economic sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department ("OFAC"), and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that generally prohibit the direct or indirect exportation or provision of products and services without the required export authorizations to countries, governments, and individuals and entities targeted by U.S. embargoes or sanctions, except to the extent authorized by OFAC or exempt from sanctions. Additionally, the Trump administration has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may not always be possible, and, even if the export license is ultimately granted, the process may be time-consuming and may result in the delay or loss of sales opportunities. Violations of U.S. sanctions or export control laws can result in significant fines or penalties, and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

Other countries also regulate the import and export of certain encryption products and technology through import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption products and technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons, or technologies targeted by such regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our executive officers, employees, and directors and their affiliates, and limiting your ability to influence corporate matters.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2019, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 98.4% of the voting power of our outstanding capital stock, and our founder and Chief Executive Officer, Artur Bergman, holds approximately 12.4% of our outstanding classes of common stock as a whole, but controls approximately 14.1% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and our CEO on his own currently have and will continue to have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. If Mr. Bergman’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.

In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 10% of the combined voting power of all outstanding shares of our Class A and Class B common stock. This concentrated control limits the ability for holders of Class A common stock to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Mr. Bergman retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, control a majority of the combined voting power of our Class A and Class B common stock. As a board member, Mr. Bergman owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Bergman is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	variance in our financial performance from expectations of securities analysts or investors;

•	changes in the pricing we offer our customers;

•	changes in our projected operating and financial results;

•	changes in laws or regulations applicable to our platform or related products;

•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;

•	publicity associated with network downtime and problems;

•	our involvement in litigation;

•	changes in senior management or key personnel;

•	the trading volume of our Class A common stock;

•	changes in the anticipated future size and growth rate of our market; and

•	general economic, regulatory, and market conditions.
 Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our Class A common stock. In addition, given the relatively small public float of shares of our Class A common stock on the NYSE, the trading market for our shares may be subject to increased volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in dilution of the percentage ownership of our stockholders and could cause the price of our Class A common stock to decline.

Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell Class A common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.

Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.

As of June 30, 2019, we have outstanding a total of 12,995,158 shares of Class A common stock and 80,433,917 shares of Class B common stock. Of these shares, only the shares of Class A common stock sold in our initial public offering are freely tradable, without restriction, in the public market. All of our executive officers and directors and the holders of substantially all the shares of our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our common stock, stock options, and other securities convertible into, exchangeable for, or exercisable for our common stock during the period ending on, and including, the 180th day after the date of our initial public offering, subject to specified exceptions. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., and Credit Suisse Securities (USA) LLC may, in their discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, all 80,433,917 shares of Class B common stock outstanding will become eligible for sale, of which 59,390,593 shares held by directors, executive officers, and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (Securities Act), and various vesting agreements.

In addition, as of June 30, 2019, there were 12,343,190 shares of Class B common stock subject to outstanding options. We intend to register all of the shares of Class A common stock issuable upon conversion of the shares of Class B common stock issuable upon exercise of outstanding options, and upon exercise of settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above. The shares of Class A common stock issuable upon conversion of these shares will become eligible for sale in the public market to the extent such options or warrants are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Certain holders of 54,148,628 shares of our Class B common stock (including shares issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file on our behalf or for other stockholders.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our Class A common stock price and trading volume could decline.

Our stock price and trading volume are heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, our Class A common stock price and trading volume could decline.

The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We expect that only a limited number of analysts will cover our company following our initial public offering. If the number of analysts that cover us declines, demand for our Class A common stock could decrease and our Class A common stock price and trading volume may decline.
Even if our Class A common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our Class A common stock or change their opinion of our Class A common stock, our stock price would likely decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and may be restricted by the terms of any then-current credit facility. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We are an "emerging growth company" and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act, and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and extended adoption period for accounting pronouncements. We cannot predict whether investors will find our Class A common stock less attractive as a result of our reliance on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We expect such expenses to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel will have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We will be required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have not yet commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation required under Section 404, and we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by the exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that our directors may be removed for cause only upon the vote of the holders of a majority of our outstanding shares of common stock;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	reflect our two classes of common stock as described above.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our Class A common stock to decline.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the Delaware General Corporation Law,

•	our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.
In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If this ultimate adjudication were to occur, the federal district court exclusive forum provision in our amended and restated certificate of incorporation would no longer be contingent.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The following sets forth information regarding all unregistered securities sold since March 31, 2019 (share and per share amounts give effect to the 1-for-2 reverse stock split of our common stock and preferred stock effected on May 3, 2019):

•
From March 31, 2019 to May 17, 2019, we granted stock options to purchase an aggregate of 662,846 shares of Class B common stock at exercise prices ranging from $10.02 to $15.00 per share to a total of 63 employees under our 2011 Equity Incentive Plan; and

•
From March 31, 2019 to May 17, 2019, we issued an aggregate of 824,333 shares of Class B common stock upon the exercise of options under our 2011 Equity Incentive Plan at exercise prices ranging from $0.03 to $8.24 per share, for an aggregate purchase price of $1.9 million.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

Use of Proceeds from Public Offering of Class A Common Stock

On May 21, 2019, we closed our initial public offering ("IPO"), in which we sold 12,937,500 shares of Class A common stock at a price to the public of $16.00 per share, including 1,687,500 shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230953), which was declared effective by the SEC on May 16, 2019. We raised $192.5 million in net proceeds after deducting underwriting discounts and commissions. No payments were made by us to directors, officers, or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 17, 2019 pursuant to Rule 424(b). We invested the funds received in accordance with our board approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds, and corporate bonds. The managing underwriters of our IPO were BofA Merrill Lynch, Citigroup, and Credit Suisse. Following the sale of the shares in connection with the IPO, the offering terminated.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38897	3.1	May 21, 2019

3.2	Amended and Restated Bylaws	S-1/A	333-230953	3.4	May 6, 2019

10.1+	2019 Equity Incentive Plan	S-1/A	333-230953	10.4	May 6, 2019

10.2+	Forms of Option Agreement, Notice of Stock Option Grant, and Exercise Notice under 2019 Equity Incentive Plan	S-1/A	333-230953	10.5	May 6, 2019

10.3+	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan					X

10.4+	2019 Employee Stock Purchase Plan	S-1/A	333-230953	10.7	May 6, 2019

10.5	Form of Indemnification Agreement by and between Fastly, Inc. and each of its directors and executive officers.	S-1/A	333-230953	10.8	May 6, 2019

10.6+	Cash Incentive Bonus Plan	S-1/A	333-230953	10.9	May 6, 2019

10.7+	Employment Terms by and between Fastly, Inc. and Artur Bergman, dated May 3, 2019	S-1/A	333-230953	10.10	May 6, 2019

10.8+	Executive Change in Control and Severance Benefit Plan	S-1/A	333-230953	10.31	May 6, 2019

10.9+	Non-Employee Director Compensation Policy	S-1/A	333-230953	10.32	May 6, 2019

10.10	Stock Ownership Guidelines	S-1/A	333-230953	10.33	May 6, 2019

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
__________

+	Indicates management contract or compensatory plan.
*    The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Fastly, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FASTLY, INC.

August 9, 2019	By:	/s/ Artur Bergman
Artur Bergman Chief Executive Officer (Principal Executive Officer)

August 9, 2019	By:	/s/ Adriel Lares
Adriel Lares Chief Financial Officer (Principal Financial and Accounting Officer)