Form 10-Q
period 2019-09-30
Fastly, Inc.
filed 2019-11-08
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2019, 39,374,444 shares of the registrants’ Class A common stock were outstanding and 54,280,132 shares of registrant's Class B common stock were outstanding.

		Page
	Part I - Financial Information
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2018	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	10
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	51
	Part II - Other Information	53
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3.	Defaults Upon Senior Securities	83
Item 4.	Mine Safety Disclosures	83
Item 5.	Other Information	83
Item 6.	Exhibits	85
	Signatures	88

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$54,706	$36,963
Marketable securities	153,098	46,679
Accounts receivable, net of allowance for doubtful accounts of $1,800 and $1,679 as of September 30, 2019 and December 31, 2018, respectively	33,905	24,729
Prepaid expenses and other current assets	14,223	8,896
Total current assets	255,932	117,267
Property and equipment, net	56,640	42,354
Goodwill	348	360
Intangible assets, net	1,161	610
Other assets	13,239	2,163
Total assets	$327,320	$162,754
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,796	$2,333
Accrued expenses	23,465	15,535
Current portion of long-term debt	13,505	11,370
Other current liabilities	1,611	2,512
Total current liabilities	45,377	31,750
Long-term debt, less current portion	15,545	39,439
Convertible preferred stock warrant liabilities	—	3,261
Other long-term liabilities	6,983	647
Total liabilities	67,905	75,097
Commitments and contingencies (Note 9)
Convertible preferred stock	—	219,584
Stockholders’ equity (deficit):
Class A and Class B common stock	2	1
Additional paid-in capital	439,480	16,403
Treasury stock	(2,109)	(2,109)
Accumulated other comprehensive loss	(22)	(36)
Accumulated deficit	(177,936)	(146,186)
Total stockholders’ equity (deficit)	259,415	(131,927)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$327,320	$162,754

See Notes to Condensed Consolidated Financial Statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$49,797	$36,820	$141,526	$103,766
Cost of revenue	22,292	16,711	62,794	47,790
Gross profit	27,505	20,109	78,732	55,976
Operating expenses:
Research and development	12,121	9,233	33,541	25,311
Sales and marketing	17,560	12,331	49,505	36,647
General and administrative	10,583	6,265	28,203	16,097
Total operating expenses	40,264	27,829	111,249	78,055
Loss from operations	(12,759)	(7,720)	(32,517)	(22,079)
Interest income	1,154	293	2,431	577
Interest expense	(621)	(479)	(4,845)	(1,219)
Other income (expense), net	109	(530)	(2,363)	(764)
Loss before income taxes	(12,117)	(8,436)	(37,294)	(23,485)
Income taxes	46	51	183	144
Net loss	$(12,163)	$(8,487)	$(37,477)	$(23,629)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.35)	$(0.63)	$(0.98)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	93,240	24,529	59,679	24,222
See Notes to Condensed Consolidated Financial Statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(12,163)	$(8,487)	$(37,477)	$(23,629)
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(12)	$(26)	$(5)	$(11)
Loss on investments in available-for-sale-securities	(23)	(4)	19	3
Total other comprehensive (loss) income	$(35)	$(30)	$14	$(8)
Comprehensive loss	$(12,198)	$(8,517)	$(37,463)	$(23,637)

See Notes to Condensed Consolidated Financial Statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Three months ended September 30, 2019
	Convertible Preferred Shares		Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	—	$—	12,995,158	$—	80,152,652	$2	$435,189	$(2,109)	$13	$(165,773)	$267,322
Exercise of stock options	—	—	107,033	—	—	—	296		—	—	296
Exercise of common stock warrants	—	—	—	—	51,722	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	40,525	—	155	—	—	—	155
Stock-based compensation	—	—	—	—	—	—	3,840	—	—	—	3,840
Net loss	—	—	—	—	—	—	—	—		(12,163)	(12,163)
Other comprehensive loss	—	—	—	—	—	—	—	—	(35)	—	(35)
Balance as of September 30, 2019	—	$—	13,102,191	$—	80,244,899	$2	$439,480	$(2,109)	$(22)	$(177,936)	$259,415

	Three months ended September 30, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	53,550,446	$218,768	24,374,354	$1	$12,997	$(2,109)	$(2)	$(130,393)	$(119,506)
Issuance of Series F Preferred stock	79,767	816	—	—	—	—	—	—	—
Exercise of stock options	—	—	284,495	—	365	—	—	—	365
Vesting of early exercised stock options	—	—	21,371	—	69	—	—	—	69
Stock-based compensation	—	—	—	—	961	—	—	—	961
Repayment of stockholder note	—	—	7,062	—	18	—	—	—	18
Net loss	—	—	—	—	—	—	—	(8,487)	(8,487)
Other comprehensive loss	—	—	—	—	—	—	(30)	—	(30)
Balance as of September 30, 2018	53,630,213	$219,584	24,687,282	$1	$14,410	$(2,109)	$(32)	$(138,880)	$(126,610)

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—Continued
(in thousands, except share amounts)
(unaudited)

	Nine months ended September 30, 2019
	Convertible Preferred Shares		Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	53,630,213	$219,584	—	$—	25,025,836	$1	$16,403	$(2,109)	$(36)	$(146,186)	$(131,927)
Impact of change in accounting policy	—	—	—	—	—	—	—	—	—	5,727	5,727
Conversion of convertible preferred stock to Class B common stock	(53,630,213)	(219,584)	—	—	53,630,213	1	219,583	—	—	—	219,584
Conversion of convertible preferred stock warrants into Class B common stock warrants	—	—	—	—	—	—	5,665	—	—	—	5,665
Issuance of Class A common stock in connection with the IPO, net of underwriting discounts	—	—	12,937,500	—	—	—	186,912	—	—	—	186,912
Exercise of stock options	—	—	164,691	—	1,211,230	—	2,828	—	—	—	2,828
Exercise of common stock warrants	—	—	—	—	224,102	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	121,579	—	465	—	—	—	465
Stock-based compensation	—	—	—	—	—	—	7,550	—	—	—	7,550
Repayment of stockholder note	—	—	—	—	31,939	—	74	—	—	—	74
Net loss	—	—	—	—	—	—	—	—	—	(37,477)	(37,477)
Other comprehensive loss	—	—	—	—	—	—	—	—	14	—	14
Balance as of September 30, 2019	—	$—	13,102,191	$—	80,244,899	$2	$439,480	$(2,109)	$(22)	$(177,936)	$259,415

	Nine months ended September 30, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	49,718,084	$179,705	23,879,074	$1	$10,377	$(2,109)	$(24)	$(115,251)	$(107,006)
Issuance of Series F Preferred stock, net of issuance costs of $121	3,912,129	39,879	—	—	—	—	—	—	—
Exercise of stock options	—	—	722,681	—	1,057	—	—	—	1,057
Vesting of early exercised stock options	—	—	69,637	—	139	—	—	—	139
Stock-based compensation	—	—	—	—	2,799	—	—	—	2,799
Repayment of stockholder note	—	—	15,890	—	38	—	—	—	38
Net loss	—	—	—	—	—	—	—	(23,629)	(23,629)
Other comprehensive loss	—	—	—	—	—	—	(8)	—	(8)
Balance as of September 30, 2018	53,630,213	$219,584	24,687,282	$1	$14,410	$(2,109)	$(32)	$(138,880)	$(126,610)
See Notes to Condensed Consolidated Financial Statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(37,477)	$(23,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,693	9,718
Amortization of deferred rent	5,181	(228)
Amortization of debt issuance costs	1,884	—
Stock-based compensation	7,550	2,799
Provision for doubtful accounts	344	540
Change in fair value of preferred stock warrant liabilities	2,404	549
Other adjustments	(502)	(166)
Interest paid on capital leases	(269)	(169)
Loss on disposals of property and equipment	43	—
Changes in operating assets and liabilities:
Accounts receivable	(9,520)	(4,442)
Prepaid expenses and other current assets	(5,240)	(1,538)
Other assets	(5,349)	7
Accounts payable	4,579	1,522
Accrued expenses	(2,703)	(1,765)
Other liabilities	(861)	603
Net cash used in operating activities	(28,243)	(16,199)
Cash flows from investing activities:
Purchases of marketable securities	(177,525)	(47,829)
Sales of marketable securities	3,578	—
Maturities of marketable securities	68,044	21,899
Purchases of property and equipment	(10,400)	(9,839)
Capitalized internal-use software	(3,218)	(2,489)
Purchases of intangible assets	(636)	—
Net cash used in investing activities	(120,157)	(38,258)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	192,510	—
Payments of costs related to initial public offering	(4,452)	—
Proceeds from borrowings under notes payable	—	4,000
Repayments of notes payable	(27,488)	—
Repayments of capital leases	(905)	(883)
Proceeds from Series F financing	—	40,000
Series F issuance costs	—	(121)
Proceeds from Employee Stock Purchase Plan	3,131	—
Proceeds from exercise of vested stock options	2,828	1,057
Proceeds from early exercise of stock options	520	250
Proceeds from payment of stockholder note	74	38
Repurchase of early exercised shares	—	(13)
Net cash provided by financing activities	166,218	44,328
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	12	14
Net increase in cash, cash equivalents, and restricted cash	17,830	(10,115)
Cash, cash equivalents, and restricted cash at beginning of period	36,963	31,396
Cash, cash equivalents, and restricted cash at end of period	$54,793	$21,281
See Notes to Condensed Consolidated Financial Statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Nine months ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,931	$1,317
Cash paid for income taxes, net of refunds received	$13	$118
Property and equipment additions not yet paid in cash	$7,702	$155
Vesting of early-exercised stock options	$465	$139
Capital lease outstanding from current year addition	$4,750	$430
Change in other assets from change in accounting principle	$5,727	$—
Conversion of convertible preferred stock warrants to convertible common stock warrants	$5,665	$—
Cashless exercise of common stock warrants	$1,036	$—
Costs related to initial public offering, accrued but not yet paid	$1,148	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$54,706	$21,281
Restricted cash included in prepaid and other current assets line item of Condensed Consolidated Balance Sheets	87	—
Total cash, cash equivalents, and restricted cash	$54,793	$21,281

See Notes to Condensed Consolidated Financial Statements.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. Our edge network spans 66 Points-of-Presence ("POPs") around the world, as of September 30, 2019. We were incorporated in Delaware in 2011 and are headquartered in San Francisco, California.
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
Initial Public Offering ("IPO")
On May 21, 2019 we completed an IPO in which we sold 12,937,500 shares of our newly authorized Class A common stock, which included 1,687,500 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $16.00 per share. We received net proceeds of $192.5 million, after deducting underwriting discounts and commissions, from sales of our shares in the IPO. The net proceeds include additional proceeds of $25.1 million, net of underwriters' discounts and commissions, from the exercise of the underwriters' option to purchase an additional 1,687,500 shares of our Class A common stock. Prior to the closing of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock. Immediately upon the closing of the IPO, all shares of convertible preferred stock then outstanding were converted into 53,630,213 shares of Class B common stock on a one-to-one basis.
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
Unaudited Interim Financial Statements
The accompanying interim condensed consolidated balance sheet as of September 30, 2019, the related interim condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, and the condensed consolidated statements of convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, and the related footnote disclosures are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our financial position as of September 30, 2019. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The primary focus of our investment strategy is to preserve capital and meet liquidity requirements. Our investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage the risk exposure, we invest cash equivalents and marketable securities in a variety of fixed income securities, including government and investment-grade debt securities and money market funds. We place our cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits, if any.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. No customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2019 and 2018, or more than 10% of the total accounts receivable balance as of September 30, 2019 and December 31, 2018.
Significant Accounting Policies
Other than discussed below, there have been no material changes to our significant accounting policies as compared to those described in the Final Prospectus dated May 16, 2019 relating to our IPO, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Prospectus").
Goodwill, Intangible Assets, and Long-lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform our annual impairment test of goodwill as of October 31 and whenever events or circumstances indicate that the asset might be impaired. Prior to September 30, 2019, we performed our annual impairment test of goodwill as of December 31 and whenever events or circumstances indicated that the asset might be impaired. We did not have any impairments to goodwill during the nine months ended September 30, 2019 and the year ended December 31, 2018. For the year ended December 31, 2019, we will perform our annual impairment test as of October 31, 2019.

Intangible assets consist of internet protocol addresses and domain names and are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset.

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, significant decreases in the Company’s market capitalization, facility closures, or work-force reductions indicate that the carrying amount of the long-lived asset or asset group may not be recoverable. When such events occur, we compare the carrying amount of the asset or asset group to the undiscounted expected future cash flows related to the asset or asset group. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset or asset group. We did not have any impairments during the nine months ended September 30, 2019 or the year ended December 31, 2018.

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("Topic 606") ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition, Topic 605, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things ASU 2014-09 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenue, which is referred to as a

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

performance obligation. Revenue is recognized when or as control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services. We have adopted ASU 2014-09 as of January 1, 2019 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2019. Revenues and contract assets or liabilities for contracts completed prior to January 1, 2019 are presented under Topic 605, and revenues and contract assets and liabilities from contracts which were not completed or started after December 31, 2018 are presented under Topic 606. We recorded a net increase in stockholders’ equity (retained earnings) of $5.7 million as of January 1, 2019 due to the cumulative impact of adopting Topic 606 and Topic 340, Other Assets and Deferred Costs. Refer to Note 3, "Revenue", in the Notes to the Condensed Consolidated Financial Statements for further information.
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
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18"), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this guidance effective January 1, 2019, using the retrospective transition approach for all periods presented. The adoption of ASU 2016-18 did not have a material impact on our condensed consolidated financial statements.
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

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

In February 2016, the FASB issued new guidance, Accounting Standard Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Accordingly, this new standard introduces a lessee model that brings most operating leases on the balance sheet and also aligns certain of the underlying principles of the new lessor model with those in the new revenue recognition standard. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020 using the modified retrospective method, although the optional transition method can also be applied. We are currently evaluating the appropriate transition method and impact of this guidance on our condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement ("ASU 2018-15"). This guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after 15 December 2021, using the prospective method. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the potential impact of this guidance on our condensed consolidated financial statements and related disclosures.
3.     Revenue
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2019, we adopted ASU 2014-09, ("Topic 606"), Revenue from Contracts with Customers, which replaced the existing revenue recognition guidance, ("ASC 605"), and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We determine revenue recognition through the following five-step approach:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.

We adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted, and continue to be reported in accordance with our historical accounting under Topic 605. We recorded a cumulative catch-up adjustment to the opening retained earnings of $5.7 million, as of January 1, 2019, due to the cumulative impact of adopting Topic 606 and Topic 340, Other Assets and Deferred Costs. The area impacted was related to the treatment of incremental costs of obtaining contracts with customers. The impact from applying Topic 606 and Topic 340 as of and for the three and nine months ended September 30, 2019 is as follows:

Condensed Consolidated Balance Sheets

	As of September 30, 2019
	As currently reported	Impact of adopting new revenue standards	As would have been reported under previous revenue standards
	(in thousands)
Other assets	$13,239	$(5,430)	$7,809
Total assets	327,320	(5,430)	321,890
Accumulated deficit	(177,936)	(5,430)	(183,366)
Total stockholders’ equity	259,415	(5,430)	253,985
Total liabilities and stockholders’ equity	$327,320	$(5,430)	$321,890

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Condensed Consolidated Statements of Operations

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	As currently reported	Impact of adopting new revenue standards	As would have been reported under previous revenue standards	As currently reported	Impact of adopting new revenue standards	As would have been reported under previous revenue standards
	(in thousands)
Sales and marketing	$17,560	$(364)	$17,196	$49,505	$(297)	$49,208
Total operating expenses	40,264	(364)	39,900	111,249	(297)	110,952
Loss from operations	(12,759)	364	(12,395)	(32,517)	297	(32,220)
Loss before income taxes	(12,117)	364	(11,753)	(37,294)	297	(36,997)
Net loss	(12,163)	364	(11,799)	(37,477)	297	(37,180)
Comprehensive loss	(12,198)	364	(11,834)	(37,463)	297	(37,166)
Revenue recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, each of which are distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
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
Judgment is required to determine the SSP for each distinct performance obligation. We analyze separate sales of our products and services as a basis for estimating the SSP of our products and services. We then use that SSP as the basis for allocating the transaction price when our product and services are sold together in a contract with multiple performance obligations. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information, such geographic region and distribution channel, in determining the SSP.
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

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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
Revenue by geography is based on the billing address of the customer. The following table presents our net revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
United States	$35,473	$28,213	$101,416	$80,455
All other countries	14,324	8,607	40,110	23,311
Total revenue	$49,797	$36,820	$141,526	$103,766

Our revenue includes a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. The following table presents our net revenue for enterprise and non-enterprise customers:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Enterprise customers	$42,765	$30,597	$121,230	$85,616
Non-enterprise customers	7,032	6,223	20,296	18,150
Total revenue	$49,797	$36,820	$141,526	$103,766

Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. We have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue is recognized subsequent to invoicing.
Deferred revenue includes amounts billed to customers for which revenue has not been recognized and consists of the unearned portions of edge cloud platform usage, unused professional service hours, and Web Application Firewalls ("WAF") security tuning services.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Payment terms and conditions vary by contract type, but our standard terms are that payments are due within 15 days from the date of invoice.
The following tables present our contract liabilities and certain information related to these balances as of and for the three and nine months ended September 30, 2019:

	As of September 30, 2019	As of January 1, 2019
	(in thousands)
Contract liabilities(1)	$649	$1,622
__________

(1)	Balance as of January 1, 2019 represents contract liabilities as adjusted for Topic 606.

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$518	$1,517

Remaining performance obligations
As of September 30, 2019, we had $67.1 million of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of September 30, 2019. In addition to the practical expedient discussed above, we applied the practical expedient giving the optional exemption from disclosing the information about our remaining performance obligations for our service contracts for which the original contract duration is one year or less. The typical contract term is one year, although terms may vary by contract. We expect to recognize 66% of this balance over the next 12 months and the remainder within the following year.
Costs to obtain a contract
We capitalize incremental costs associated with obtaining customer contracts, specifically for sales commissions. These costs are deferred on our Condensed Consolidated Balance Sheets and amortized over the expected period of benefit on a straight-line basis. Based on the nature of our unique technology and services, the rate at which we continually enhance and update our technology, and our historical customer retention, the expected period of benefit is determined to be approximately five years. Amortization is within the sales and marketing line item on the accompanying Condensed Consolidated Statements of Operations. Deferred commissions are included in other assets on the accompanying Condensed Consolidated Balance Sheets.
As of September 30, 2019 and January 1, 2019, our costs to obtain contracts were as follows:

	As of September 30, 2019	As of January 1, 2019
	(in thousands)
Deferred commissions(1)	$6,147	$5,727
__________

(1)	Balance as of January 1, 2019 represents deferred commissions as adjusted for Topic 606.

During the three and nine months ended September 30, 2019, we recognized $0.6 million and $1.7 million of amortization related to deferred commissions, respectively. These costs are recorded within the sales and marketing line item on the accompanying Condensed Consolidated Statements of Operations.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

4.     Investments and Fair Value Measurements
Our total cash, cash equivalents and marketable securities consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents:
Cash	$4,377	$32,546
Money market funds	50,329	2,419
U.S. Treasury securities	—	1,998
Total cash and cash equivalents	$54,706	$36,963
Marketable securities:
Corporate notes and bonds	$29,587	$12,852
Commercial paper	19,608	20,086
U.S. Treasury securities	90,060	5,932
Asset-backed securities	13,843	7,809
Total marketable securities	$153,098	$46,679

Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$29,579	$8	$—	$29,587
Commercial paper	19,608	—	—	19,608
U.S. Treasury securities	90,067	—	(7)	90,060
Asset-backed securities	13,849	—	(6)	13,843
Total available-for-sale investments	$153,103	$8	$(13)	$153,098

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$12,867	$—	$(15)	$12,852
Commercial paper	20,086	—	—	20,086
U.S. Treasury securities	5,933	—	(1)	5,932
Asset-backed securities	7,817	—	(8)	7,809
Total available-for-sale investments	$46,703	$—	$(24)	$46,679

The majority of our securities classified as available-for-sale as of September 30, 2019 have contractual maturities of one year or less. Certain securities held and classified as available-for-sale as of September 30, 2019 have contractual maturities greater than one year, however, we do not intend to hold these securities to maturity. Consistent with our intentions to hold the securities for less than 12 months we classify all securities as short-term. As of December 31, 2018, all securities classified as available-for-sale had contractual maturities of one year or less. There were no securities in a continuous loss

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

position for 12 months or longer as of September 30, 2019 and December 31, 2018. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above, as we believe that the decrease in fair value of these securities is temporary and we expect to recover at least up to the initial cost of investment for these securities.
Fair Value of Financial Instruments
For certain of our financial instruments, including cash held in banks, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below.
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
We measure our cash equivalents, marketable securities, and convertible preferred stock warrant liabilities at fair value. We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we value these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of our Level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including the readily available pricing sources for the identical underlying security that may not be actively traded. Prior to our IPO, we historically classified our convertible preferred stock warrant liabilities as Level 3. The convertible preferred stock warrant liabilities were valued using the Black-Scholes option-pricing model to determine the expected payout to calculate the fair value.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$50,329	$—	$—	$50,329
Total cash equivalents	50,329	—	—	50,329
Marketable securities:
Corporate notes and bonds	—	29,587	—	29,587
Commercial paper	—	19,608	—	19,608
U.S. Treasury securities	—	90,060	—	90,060
Asset-backed securities	—	13,843	—	13,843
Total marketable securities	—	153,098	—	153,098
Total financial assets	$50,329	$153,098	$—	$203,427

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$2,419	$—	$—	$2,419
U.S. Treasury securities	—	1,998	—	1,998
Total cash equivalents	2,419	1,998	—	4,417
Marketable securities:
Corporate notes and bonds	—	12,852	—	12,852
Commercial paper	—	20,086	—	20,086
U.S. Treasury securities	—	5,932	—	5,932
Asset-backed securities	—	7,809	—	7,809
Total marketable securities	—	46,679	—	46,679
Total financial assets	$2,419	$48,677	$—	$51,096
Convertible preferred stock warrant liabilities	$—	$—	$3,261	$3,261
Total financial liabilities	$—	$—	$3,261	$3,261

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

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities:

2019
(in thousands)
Fair value as of December 31, 2018	$3,261
Change in fair value of Level 3 financial liabilities	2,404
Conversion of convertible preferred stock warrants into Class B common stock warrants	(5,665)
Fair value as of September 30, 2019	$—

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other expense, net in the accompanying Condensed Consolidated Statements of Operations.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and nine months ended September 30, 2019 and 2018.

5.     Balance Sheet Information
Property and equipment, net
Property and equipment, net consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
	(in thousands)
Computer and networking equipment	$86,521	$65,060
Leasehold improvements	3,265	3,259
Furniture and fixtures	576	539
Office equipment	567	513
Internal-use software	11,822	8,604
Property and equipment, gross	102,751	77,975
Accumulated depreciation and amortization	(46,111)	(35,621)
Property and equipment, net	$56,640	$42,354

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2019 and 2018 was approximately $4.0 million and $3.4 million, respectively. Depreciation and amortization expense on property and equipment for nine months ended September 30, 2019 and 2018 was approximately $11.6 million and $9.7 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $0.5 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively and $1.6 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, the unamortized balance of capitalized internal-use software costs on our Condensed Consolidated Balance Sheets was approximately $7.0 million and $5.4 million, respectively.
Accrued expenses
Accrued expenses consisted of the following:

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

	As of September 30,	As of December 31,
	2019	2018
	(in thousands)
Accrued computer and networking equipment	$7,686	$—
Accrued compensation and related benefits	7,444	3,952
Sales and use tax payable	3,327	3,077
Accrued colocation and bandwidth costs	2,055	3,049
Other accrued liabilities	2,953	5,457
Total accrued expenses	$23,465	$15,535

6.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are as follows:

Nine months ended September 30, 2019
(in thousands)
Balance as of December 31, 2018	$360
Foreign currency translation	(12)
Balance as of September 30, 2019	$348

Intangible assets are comprised of internet protocol address costs and domain name costs that are subject to amortization. During the nine months ended September 30, 2019, we purchased additional internet protocol addresses and domain names for a gross carrying value of $0.6 million and $38.8 thousand, respectively. As of September 30, 2019 and December 31, 2018, our intangible assets consisted of the following:

	As of September 30, 2019			As of December 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Finite-lived intangible assets
Internet protocol addresses	$1,448	$(326)	$1,122	$852	$(242)	$610
Domain name	39	—	39	—	—	—
Total finite-lived intangible assets	$1,487	$(326)	$1,161	$852	$(242)	$610

The annual expected amortization expense of intangible assets subject to amortization as of September 30, 2019 is as follows:

As of September 30, 2019
(in thousands)
Remainder of 2019	$38
2020	158
2021	158
2022	155
2023	145
Thereafter	507
Total	$1,161

We perform tests for impairment of goodwill and long-lived assets on an annual basis as of October 31 or more frequently if events or changes in circumstances indicate that the long-lived assets might be impaired. We did not record any impairment charges during the three and nine months ended September 30, 2019 and 2018.
Aggregate expense related to amortization of intangible assets for the three months ended September 30, 2019 and 2018 was $36.2 thousand and $21.3 thousand, respectively. Aggregate expense related to amortization of intangible assets for the nine months ended September 30, 2019 and 2018 was $83.8 thousand and $63.9 thousand, respectively.

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
In November 2017, we entered into a Second Amended and Restated Loan and Security Agreement, which amended the Senior Loan Agreement and increased the additional equipment line for advances up to an aggregate of $30.0 million through November 2018. As of September 30, 2019 and December 31, 2018, $21.7 million and $29.2 million, respectively, has been drawn on this Second Amended and Restated Loan and Security Agreement. The interest rate associated with each advance under the Senior Loan Agreement is 1.75% above the floating prime rate (5.0% as of September 30, 2019). Beginning November 2018, we are obligated to make equal monthly payments of principal plus interest with repayment no later than November 1, 2021.
The Prior Loan Agreement and the Senior Loan Agreement are secured by a security interest on substantially all of our assets, including the equipment purchased with the advances. The Prior Loan Agreement and the Senior Loan Agreement also contain customary events of default including, among other things, that during the existence of an event of default, interest on the obligations could be increased by 5%. We are required to comply with certain affirmative and negative covenants in the Senior Loan Agreement, including a requirement that we maintain a ratio of cash and cash equivalents plus net unbilled accounts receivable to current liabilities plus long-term debt minus the current portion of any deferred revenue (an Adjusted Quick Ratio) at all times of at least 1.15 to 1.0 as well as a requirement that we achieve trailing three-month revenues evaluated on a monthly basis in amounts not less than 80% of our board approved annual budget. We are also required to maintain at least $10.0 million in unrestricted cash with the lenders or their affiliates at all times. As of September 30, 2019 and December 31, 2018, we are in compliance with all of our covenants.

Capital Lease Agreement

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

In June 2017, we entered into a Capital Lease Agreement with an equipment provider for $5.0 million in network equipment, at an annual interest rate of 5.24% over a term of four years. In March 2018, we entered into an additional agreement with the equipment provider for $0.5 million in network equipment at an annual interest rate of 5.38% over a term of four years. In February 2019 and March 2019, we entered into additional agreements with the equipment provider for $2.9 million and $1.3 million, respectively, in network equipment, at an annual interest rate of 5.38% over terms of three years. In August 2019, we entered into an additional agreement with the equipment provider for $1.3 million in network equipment at an annual interest rate of 6.33% over a term of three years. The additional agreements incorporate the same terms and conditions as those under the Capital Lease Agreement entered into in June 2017. As of September 30, 2019 and December 31, 2018, $7.4 million and $3.5 million was outstanding under the Capital Lease Agreement. The agreement provides for a bargain purchase price at the end of the term. The amortization of leased assets is included in depreciation and amortization expense.
Credit Facility
In December 2018, we entered into a Second Lien Credit Agreement under which were permitted to borrow up to $30.0 million ("Credit Facility"). As part of this agreement, the Second Amendment to Amended and Restated Loan was amended to allow for this additional indebtedness. The advances under the Credit Facility were subject to interest at a rate of prime plus 4.25%. As of December 31, 2018, $20.0 million had been drawn on this Credit Facility. On July 8, 2019, the $20.0 million outstanding loan, which was due and payable on December 24, 2021, was paid in full, in accordance with the terms of the Credit Facility. Upon payment, the Credit Facility was closed.
The following table reflects the carrying values of the debt agreements as of September 30, 2019 and December 31, 2018:

	As of September 30,	As of December 31,
	2019	2018
	(in thousands)
Liability component:
Principal amount—Second Amendment to Amended and Restated Loan and Security Agreement	$21,667	$49,167
Less: unamortized debt issuance costs	—	(1,896)
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion—Second Amendment to Amended and Restated Loan and Security Agreement	$11,667	$37,271
Principal amount—Capital Lease Agreement	7,383	3,538
Less: current portion of long-term debt	(3,505)	(1,370)
Long-term debt, less current portion—Capital Lease Agreement	$3,878	$2,168
Total long-term debt, less current portion	$15,545	$39,439

Contractual future repayments for the above as of September 30, 2019 are as follows:

	Principal	Interest	Total
	(in thousands)
Remainder of 2019	$3,533	$452	$3,985
2020	13,318	1,269	14,587
2021	11,852	406	12,258
2022	347	6	353
Total	$29,050	$2,133	$31,183

Interest expense related to debt for the three months ended September 30, 2019 and 2018 was $0.6 million and $0.5 million, respectively. Interest expense related to debt for the nine months ended September 30, 2019 and 2018 was $4.8 million and $1.2 million, respectively.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

8.     Common Stock Warrant Liabilities
We issued convertible preferred stock warrants in connection with debt agreements entered into on various dates as described in Note 7, "Debt Instruments". Immediately upon closing of the IPO, our warrants to purchase convertible preferred stock were automatically converted to warrants to purchase an equal number of shares of our Class B common stock. As a result, the warrant liability was remeasured a final time, immediately prior to the closing of the IPO, and reclassified to additional paid in capital within stockholders' equity. Changes in the fair value were recorded within other expense, net on the accompanying Condensed Consolidated Statements of Operations.
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

In the three months ended September 30, 2019, certain Class B common stock warrants related to the Credit Facility were exercised under the cashless exercise method pursuant to the corresponding warrant agreement. In the nine months ended September 30, 2019, certain Class B common stock warrants related to the Credit Facility, certain Class B common stock warrants related to the Facility, certain Class B common stock warrants related to the Prior Loan Agreement, certain Class B common stock warrants related to a previously outstanding term loan agreement, and certain Class B common stock warrants related to a Mezzanine Loan and Security Agreement were exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, we issued 51,722 and 224,102 shares of our Class B common stock in the three and nine months ended September 30, 2019, respectively.
As of September 30, 2019, the outstanding warrants are classified and recorded as additional paid-in capital on the Condensed Consolidated Balance Sheets. As of December 31, 2018, the warrants were classified and recorded as convertible preferred stock warrant liabilities on the Condensed Consolidated Balance Sheets.

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

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense for the three months ended September 30, 2019 and 2018 was $1.8 million and $1.8 million, respectively. Rent expense for the nine months ended September 30, 2019 and 2018 was $4.9 million and $5.2 million, respectively. During the three and nine months ended September 30, 2019 and 2018, we had sublease agreements with tenants of various properties vacated by us. The amount paid to us by these sublease tenants was approximately $0.3 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively. The amount paid to us by these sublease tenants was approximately $0.9 million and $0.6 million during the nine months ended September 30, 2019 and 2018, respectively.
Purchase Commitments
As of September 30, 2019, we had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, colocation, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors), and various non-cancelable software as a service ("SaaS") agreements. Additionally, as of September 30, 2019, we had entered into purchase orders with various vendors. There have been no material changes to our purchase commitments related to SaaS agreements as compared to those described in the Prospectus. The minimum future commitments related to cost of revenue related agreements as of September 30, 2019 were as follows.

Cost of Revenue Commitments
(in thousands)
Remainder of 2019	$16,597
2020	24,034
2021	4,313
2022	944
2023	181
Total	$46,069

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

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

10.     Convertible Preferred Stock
As of December 31, 2018, we had seven outstanding series of Preferred Stock ("Series Preferred") each with a par value of $0.00002 per share, which were convertible at the option of the holder. The Series Preferred was classified as temporary equity on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2018. Immediately upon closing of the IPO, our convertible preferred stock was automatically converted to shares of our Class B common stock. We had no convertible preferred stock issued or outstanding as of September 30, 2019.
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

11.     Stockholders' Equity
Common Stock
Our Amended and Restated Certificate of Incorporation, as amended and restated in May 2019, authorizes the issuance of 1,000,000,000 shares of Class A common stock and 94,129,050 shares of Class B common stock, each at a par value per share of $0.00002. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. As of September 30, 2019 and December 31, 2018, 80,485,639 and 25,026,001 shares of Class B common stock were issued and outstanding, respectively. As of September 30, 2019, 13,102,191 shares of Class A common stock were issued and outstanding. There were no shares of Class A common stock issued and outstanding as of December 31, 2018.
Preferred Stock
Our Amended and Restated Certificate of Incorporation, as amended and restated in May 2019, authorizes the issuance of 10,000,000 shares of Preferred Stock, at a par value per share of $0.00002, with rights and preferences, including voting rights, designated from time to time by the Board of Directors (the "Board"). As of September 30, 2019, there were no shares of preferred stock issued or outstanding.
Equity Incentive Plans
In March 2011, our stockholders approved the Fastly, Inc. 2011 Equity Incentive Plan ("2011 Plan"). The 2011 Plan was amended in February 2013, May 2014, July 2015, December 2016, April 2017, and June 2018. The 2011 Plan allows for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards ("RSUs") to employees, directors, and consultants of the Company. There were 23,578,923 shares of Class B common stock reserved for issuance under the 2011 Plan as of September 30, 2019. There were 21,689,410 shares of common stock reserved for issuance under the 2011 Plan as of December 31, 2018. Options granted under the 2011 Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service. Options granted under our 2011 Plan are exercisable for shares of our Class B common stock. As of September 30, 2019, there were no

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

shares of Class B common stock available for issuance pursuant to future grants under the 2011 Plan. As of December 31, 2018, there were 609,804 shares of common stock available for issuance pursuant to future grants under the 2011 Plan.
In May 2019, the Board adopted our 2019 Equity Incentive Plan (the "2019 Plan"), and our stockholders approved the 2019 Plan. The 2019 Plan allows for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance-based stock awards, and other forms of equity compensation, which are collectively referred to as stock awards. Additionally, the 2019 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Options granted under the 2019 Plan generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service. Options are exercisable for shares of our Common Stock. RSUs granted under the 2019 Plan generally vest over four years, at the rate of 25% on the first anniversary of the vest date and ratably on a quarterly basis over the remaining 36-month period thereafter based on continued service. There were 14,400,000 shares of Class A common stock reserved for issuance under the 2019 Plan as of September 30, 2019. There were 13,135,719 shares of Class A common stock available for issuance under the 2019 Plan as of September 30, 2019. No further shares will be issued under the 2011 Plan following the effectiveness of the 2019 Plan.
In May 2019, the Board approved the Employee Stock Purchase Plan ("ESPP"), which was approved by our stockholders in May 2019. The ESPP allows eligible employees to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year. Shares reserved for issuance under the ESPP include 2,500,000 shares of Class A common stock. The ESPP provides for six- month offering periods, commencing in May and November of each year. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair market value of our Class A common stock on the first trading day of the offering period or on the last day of the offering period.

Stock Option Activity
The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2018	12,210	$2.96	7.80	$64,590
Granted	2,484	10.72
Exercised	(1,525)	2.21
Cancelled/forfeited	(710)	4.60
Outstanding at September 30, 2019	12,459	$4.49	7.52	$243,212
Vested and exercisable at September 30, 2019	7,668	$2.51	6.60	$164,976

The total pre-tax intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was $12.7 million and $1.6 million, respectively.
The total grant date fair value of employee options vested for the nine months ended September 30, 2019 and 2018 was $4.4 million and $2.7 million, respectively.
The weighted average grant-date fair value for options granted to employees during the nine months ended September 30, 2019 and 2018 was $6.05 and $2.22, respectively.
Early Exercise of Stock Options
Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the accompanying Condensed Consolidated Balance Sheets and reclassified into equity as the options vest. As of September 30, 2019 and December 31, 2018, a total of 240,417 and 244,658 shares of Class B

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Common Stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of approximately $1.0 million and $1.0 million as of September 30, 2019 and December 31, 2018, respectively, is recorded in other current liabilities and other liabilities on the accompanying Condensed Consolidated Balance Sheets.
The activity of non-vested shares as a result of early exercise of options granted to employees and non-employees, is as follows:

Nine months ended September 30,
2019
(in thousands)
Beginning balance	245
Early exercise of options	117
Vested	(122)
Repurchased	—
Ending balance	240

Employee Stock Options
We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. We estimated the fair value of stock option awards during the nine months ended September 30, 2019 and 2018 on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2019	2018
Fair value of common stock	$12.38	$4.52
Expected term (in years)	6.48	6.07
Risk-free interest rate	2.30%	2.80%
Expected volatility	40.0%	41.0%
Dividend yield	—%	—%

During the three months ended September 30, 2019 and 2018, we recorded stock-based compensation expense from stock options of approximately $2.1 million and $1.0 million, respectively. During the nine months ended September 30, 2019 and 2018, we recorded stock-based compensation expense from stock options of approximately $5.4 million and $2.8 million, respectively.
As of September 30, 2019, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $21.0 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.1 years.
RSUs
We began granting RSUs under the 2019 Plan during the three months ended September 30, 2019. The fair value of RSUs is based on the grant date fair value and is expensed on a straight-line basis over the applicable vesting period. RSUs typically vest over four years, at the rate of 25% on the first anniversary of the vest date and ratably on a quarterly basis over the remaining 36-month period thereafter, based on continued service. The following table summarizes RSU activity during the nine months ended September 30, 2019:

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested RSUs as of December 31, 2018	—	$—
Granted	864	20
Nonvested RSUs as of September 30, 2019	864	$20

During the three and nine months ended September 30, 2019, we recognized stock-based compensation expense related to RSUs of $0.7 million. There was no stock-based compensation expense recognized related to RSUs during the three and nine months ended September 30, 2018.
As of September 30, 2019, total unrecognized stock-based compensation cost related to non-vested RSUs was $17.2 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.8 years.
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

	Nine months ended September 30,
	2019	2018
Fair value of common stock	$6.92	N/A
Expected term (in years)	0.50	N/A
Risk-free interest rate	2.35%	N/A
Expected volatility	36.4%	N/A
Dividend yield	—%	N/A

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

During the three and nine months ended September 30, 2019, we withheld $2.3 million and $3.1 million in contributions from employees, respectively, and recognized $1.1 million and $1.5 million in stock-based compensation expense related to the ESPP, respectively. No contributions were withheld, and no stock-based compensation expense was recognized related to the ESPP in the three and nine months ended September 30, 2018. No common stock was issued under the ESPP in the three and nine months ended September 30, 2018 and 2019.
Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenue	$438	$55	$875	$178
Research and development	968	307	2,114	907
Sales and marketing	929	242	1,894	693
General and administrative	1,505	357	2,667	1,021
Total	$3,840	$961	$7,550	$2,799

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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO, the shares issued pursuant to the exercise by the underwriters of an option to purchase additional shares, and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding:

	Three months ended September 30,
	2019		2018
	Class A(1)	Class B(2)	Class A	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(1,703)	$(10,460)	N/A	$(8,487)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	13,054	80,186	N/A	24,529
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.13)	N/A	$(0.35)

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

	Nine months ended September 30,
	2019		2018
	Class A(1)	Class B(2)	Class A	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(4,116)	$(33,361)	N/A	$(23,629)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	6,555	53,124	N/A	24,222
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.63)	N/A	$(0.98)
__________

(1)	Class A common stock includes the issuance of 12.9 million shares of Class A common stock issued by us in connection with our IPO and shares issued upon the exercise of options subsequent to our IPO.

(2)	Class B common stock includes, for all periods presented, the conversion of all of our preferred stock into an aggregate of 53.6 million shares of our Class B common stock upon closing of the IPO.
Since we were in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

	Number of Shares
	As of September 30,
	2019	2018
	(in thousands)
Convertible preferred stock	—	53,630
Stock options	12,459	11,163
RSUs	864	—
Early exercised stock options	240	114
Convertible common stock warrants	183	—
Convertible preferred stock warrants	—	214
Shares issuable pursuant to the ESPP	230	—
Total	13,976	65,121

13.     Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
In the three months ended September 30, 2019 and 2018, we recorded an income tax provision of $46.0 thousand and $51.0 thousand, respectively. In the nine months ended September 30, 2019 and 2018, we recorded an income tax provision of $183.0 thousand and $144.0 thousand, respectively. We continue to maintain a valuation allowance for our U.S. Federal and state net deferred tax assets. The tax expense for the three and nine months ended September 30, 2019 and 2018 was primarily due to foreign and state income tax expense.

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

14.     Information About Revenue and Geographic Areas
We consider operating segments to be components of the Company in which separate financial information is available and is evaluated regularly by our Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue, customer size, and industry vertical for purposes of allocating resources and evaluating financial performance.
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
Long-Lived Assets
The following table presents long-lived assets by geographic region:

	As of September 30,	As of December 31,
	2019	2018
	(in thousands)
United States	$36,485	$28,723
All other countries	20,155	13,631
Total long-lived assets	$56,640	$42,354

15.     Related Party Transactions
In July 2016, a stockholder borrowed approximately $0.1 million to exercise stock options for 53,125 shares of common stock pursuant to a promissory note from the stockholder. The note bears interest at a rate of 1.77%. In June 2019, the promissory note was repaid in full. Prior to repayment, for the purposes of the financial statements, the shares were not reported as exercised, issued, or outstanding. This stockholder is not one of our executive officers or directors. Approximately $75,000 was outstanding as of December 31, 2018. There was no outstanding balance as of September 30, 2019.
16.     Subsequent Events
Capital Lease Agreement
On November 1, 2019, we entered into an additional capital lease agreement with the equipment provider for $2.2 million in network equipment at an annual interest rate of 5.69% over a term of three years. The agreement provides for a bargain purchase price at the end of the term. The amortization of leased assets is included in depreciation and amortization expense. Refer to Note 7, "Debt Instruments", for more information on our capital lease agreements.
Cash Collateralized Revolving Credit Agreement ("Credit Agreement")
On November 4, 2019, we entered into a Credit Agreement for an aggregate commitment amount of$70.0 million and a maturity date of November 3, 2022. Upon execution of the Credit Agreement, we drew $20.3 million on this Credit Agreement. The amount of borrowings available under the Credit Agreement at any time are collateralized by our cash.
The interest rate associated with each advance under the Credit Agreement is equal to the sum of LIBOR for the applicable interest period plus 1.50%, which is a per annum rate based on outstanding borrowings. The commitment fee is 0.20% per annum based on the average daily unused amount of the commitment amount. Interest payments on outstanding

FASTLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

borrowings are due on the last day of each interest period and payments for the commitment fee are due at the end of each calendar quarter.
Repayment of Second Amended and Restated Loan and Security Agreement
In November 2017, we entered into a Second Amended and Restated Loan and Security Agreement, which amended the Senior Loan Agreement and increased the additional equipment line for advances up to an aggregate of $30.0 million through November 2018. On November 4, 2019, the outstanding loan, which was due and payable on November 1, 2021, was paid in full, in accordance with the terms of the agreement. As of November 4, 2019, $20.0 million had been drawn on this Second Amended and Restated Loan and Security Agreement. Refer to Note 7, "Debt Instruments", for further details on the Second Amended and Restated Loan and Security Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31.
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
Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of three key components: a programmable edge, a software-defined modern network, and a philosophy of customer empowerment. Our programmable edge provides developers with real-time visibility and control, where they can write and deploy code to push application logic to the edge. It supports modern application delivery processes, freeing developers to innovate without constraints. We recently launched the beta of Compute@Edge, a powerful new language-agnostic compute environment, designed to empower developers to build far more advanced edge applications with greater security, more robust logic, and new levels of performance. Our software-defined modern network is built for the software-defined future. It is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. Our 58 terabit software-centric network is located in 66 uniquely designed Points-of-Presence ("POPs") across the world, as of September 30, 2019. Finally, being developers ourselves, we empower customers to build great things while supporting their efforts through frictionless tools and a deeply technical support team that facilitates ongoing collaboration.
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
We focus our direct selling efforts on medium to large organizations as well as smaller companies that are exhibiting significant growth. We engage with and support these customers with our field sales representatives, account managers, and technical account managers who focus on customer satisfaction and drive expansion of their usage of our platform and products. These teams work with technical and business leaders to help our customers’ end-users receive the best possible digital experience, while also lowering our customers’ total cost of ownership. We have established and continue to maintain our position by improving upon our programmable edge platform and software-defined modern network architecture. We continue to focus on empowering our developer community through events and conferences, including our Altitude conferences. The success of these direct selling efforts is reflected by our 274 enterprise customers as of September 30, 2019 that generated 86% of our total revenue for the trailing 12 months ended September 30, 2019.
As our customers become more successful and grow, they increase their usage of our platform and adopt additional Fastly products. A meaningful indicator of the increased activity from our existing customer accounts and overall customer satisfaction is our Dollar-Based Net Expansion Rate ("DBNER"), which was 134.8% and 136.1% for the trailing 12 months ended September 30, 2019 and 2018, respectively.
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
We have achieved significant growth in recent periods. For the three months ended September 30, 2019 and 2018, our revenue was $49.8 million and $36.8 million, respectively. For the nine months ended September 30, 2019 and 2018, our revenue was $141.5 million and $103.8 million, respectively. Our 10 largest customers generated an aggregate of 29% and 33% of our revenue in the trailing 12 months ended September 30, 2019 and 2018, respectively. We incurred a net loss of $12.2 million and $8.5 million in the three months ended September 30, 2019 and 2018, respectively, and $37.5 million and $23.6 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Repayment of Second Lien Credit Agreement
In December 2018, we entered into a Second Lien Credit Agreement under which were permitted to borrow up to $30.0 million ("Credit Facility"). On July 8, 2019, the $20.0 million outstanding loan, which was due and payable on December 24, 2021, was paid in full, in accordance with the terms of the Credit Facility. Upon payment, the Credit Facility was closed. Refer to Note 7, "Debt Instruments", for further details on the Credit Facility.
Cash Collateralized Revolving Credit Agreement ("Credit Agreement")
On November 4, 2019, we entered into a Credit Agreement for an aggregate commitment amount of $70.0 million and a maturity date of November 3, 2022. Upon execution of the Credit Agreement, we drew $20.3 million on this Credit Agreement. The amount of borrowings available under the Credit Agreement at any time are collateralized by our cash.
The interest rate associated with each advance under the Credit Agreement is equal to the sum of LIBOR for the applicable interest period plus 1.50%, which is a per annum rate based on outstanding borrowings. The commitment fee is 0.20% per annum based on the average daily unused amount of the commitment amount. Interest payments on outstanding borrowings are due on the last day of each interest period and payments for the commitment fee are due at the end of each calendar quarter.
Repayment of Second Amended and Restated Loan and Security Agreement
In November 2017, we entered into a Second Amended and Restated Loan and Security Agreement, which amended the Senior Loan Agreement and increased the additional equipment line for advances up to an aggregate of $30.0 million through November 2018. On November 4, 2019, the outstanding loan, which was due and payable on November 1, 2021, was paid in full, in accordance with the terms of the agreement. As of November 4, 2019, $20.0 million had been drawn on this Second Amended and Restated Loan and Security Agreement. Refer to Note 7, "Debt Instruments", for further details on the Second Amended and Restated Loan and Security Agreement.
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

International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing the number of POPs in select international locations. As of September 30, 2019 and 2018, 49% and 44% of our customers were headquartered outside of the United States, respectively.
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
Investing in Sales and Marketing
Our customers have been pivotal in driving brand awareness and broadening our reach. While we continue to leverage our self-service approach to drive adoption by developers, we intend to continue to expand our sales and marketing efforts, with an increased focus on sales to enterprises globally. Utilizing our direct sales force, we have multiple selling points within organizations to acquire new customers and increase usage from our existing customers. We intend to increase our discretionary marketing spend, including account based and brand spend, to drive the effectiveness of our sales teams. As a result, we expect our total operating expenses to increase as we continue to expand. Our investments in our sales and marketing teams are intended to help accelerate our sales, onboarding, and ramp cycles. As of September 30, 2019, we had 67 sales representatives and sales managers across our company.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud platform. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network, resulting in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three and nine months ended September 30, 2019, our research and development expenses as a percentage of revenue was 24% and 24%, respectively.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our total investment in property and equipment for the three and nine months ended September 30, 2019 were $5.1 million and $25.9 million, respectively, representing 10% and 18% of our revenue in such periods. We expect our investment in property and equipment to increase on an absolute basis and may increase as a percentage of revenue in future periods. Our gross margins and operating results are impacted by these investments. As of September 30, 2019, we had 66 POPs across 25 countries.
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

Key Business Metrics
We regularly review a number of metrics, including the key metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of the key metrics and other measures discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	September 30,
	2019	2018
Number of customers (as of end of period)	1,684	1,516
Number of enterprise customers (as of end of period)	274	213
DBNER (trailing 12 months)	134.8%	136.1%
Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the period, and are active as of the end of the period. In addition to our paying customers, we also have trial, developer, nonprofit and open source program, and other non-paying accounts that are excluded from our customer count metric. As of September 30, 2019 and 2018, we had 1,684 and 1,516 customers, respectively.
Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. As of September 30, 2019, we had 274 enterprise customers which generated 86% of our revenue for the trailing 12 months ended September 30, 2019. As of September 30, 2018, we had 213 enterprise customers which generated 84% of our revenue for the trailing 12 months ended September 30, 2018. We believe the recruitment and cultivation of enterprise customers is critical to our long-term success.
DBNER
Our ability to generate and increase our revenue is dependent upon our ability to increase the number of new customers and usage of our platform and increase the purchase of additional products by our existing customers. We track our performance in this area by measuring our DBNER. Our DBNER increases when customers increase their usage of our platform or purchase additional products, and declines when they reduce their usage, benefit from lower pricing on their existing usage, or curtail their purchases of additional products. We believe DBNER is a key metric in measuring the long-term value of our customer relationships and our ability to grow our revenue through increased usage of our platform and purchase of additional products by our existing customers. However, our calculation of DBNER indicates only expansion among continuing customers and does not indicate any decrease in revenue attributable to former customers, which may differ from similar metrics of other companies.
We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended September 30, 2019, we divide (i) revenue for the trailing 12 months ended September 30, 2019, from customers that entered into a customer agreement prior to October 1, 2018, and that remained customers as of September 30, 2019, by (ii) revenue for the trailing 12 months ended September 30, 2018 from the same set of customers.
For the trailing 12 months ended September 30, 2019 and 2018 our DBNER was 134.8% and 136.1%, respectively. We believe that an annual cohort analysis of our customers demonstrates our success in customer expansion. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2016, 2017, and 2018 are referred to as the 2016 Cohort, 2017 Cohort, and 2018 Cohort, respectively. As described above, our customers tend to increase their usage of our platform in their second year, which is typically followed by more modest increases in usage, if any, in ensuing years. For example, the DBNER for the 2016 Cohort was 359.7% for the year ended December 31, 2017. However, the DBNER for the 2016 Cohort was 168.0% for the year ended December 31, 2018, which generally represents their third year as a customer, depending on when they entered into a customer agreement. While DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts, we expect our DBNER to continue to decrease as customers that have used our platform for more than two years become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.

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
General and Administrative
General and administrative expenses consist primarily of personnel costs, including salaries, benefits bonuses, and stock-based compensation for our accounting, finance, legal, human resources and administrative support personnel, and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales and other taxes, depreciation and amortization, an allocation of our general overhead expenses, and bad debt expense. We expect that we will incur costs associated with supporting the growth of our business, our operation as a public company, and to meet the increased compliance requirements associated with our international expansion.
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

Results of Operations
The following tables set forth our results of operations for the period presented and as a percentage of our revenue for that period.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$49,797	$36,820	$141,526	$103,766
Cost of revenue(1)	22,292	16,711	62,794	47,790
Gross profit	27,505	20,109	78,732	55,976
Operating expenses:
Research and development(1)	12,121	9,233	33,541	25,311
Sales and marketing(1)	17,560	12,331	49,505	36,647
General and administrative(1)	10,583	6,265	28,203	16,097
Total operating expenses	40,264	27,829	111,249	78,055
Loss from operations	(12,759)	(7,720)	(32,517)	(22,079)
Interest income	1,154	293	2,431	577
Interest expense	(621)	(479)	(4,845)	(1,219)
Other expenses, net	109	(530)	(2,363)	(764)
Loss before income taxes	(12,117)	(8,436)	(37,294)	(23,485)
Income taxes	46	51	183	144
Net loss attributable to common stockholders	$(12,163)	$(8,487)	$(37,477)	$(23,629)
__________

(1)	Includes stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$438	$55	$875	$178
Research and development	968	307	2,114	907
Sales and marketing	929	242	1,894	693
General and administrative	1,505	357	2,667	1,021
Total	$3,840	$961	$7,550	$2,799

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	45	45	44	46
Gross profit	55	55	56	54
Operating expenses:
Research and development	24	25	24	24
Sales and marketing	35	33	35	35
General and administrative	21	17	20	16
Total operating expenses	81	76	79	75
Loss from operations	(26)	(21)	(23)	(21)
Interest income	2	1	2	1
Interest expense	(1)	(1)	(3)	(1)
Other expenses, net	—	(1)	(2)	(1)
Loss before income taxes	(25)	(22)	(26)	(22)
Income taxes	—	—	—	—
Net loss attributable to common stockholders	(25)%	(22)%	(26)%	(22)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Revenue	$49,797	$36,820	35%	$141,526	$103,766	36%
Revenue was $49.8 million for the three months ended September 30, 2019 compared to $36.8 million for the three months ended September 30, 2018, an increase of $13.0 million, or 35%. We had 1,684 customers and 274 enterprise customers as of September 30, 2019. We had 1,516 customers and 213 enterprise customers as of September 30, 2018. This represents an increase of 168, or 11%, in customers and 61, or 29%, in enterprise customers from September 30, 2018. Approximately 92% of our revenue in the three months ended September 30, 2019 was driven by usage on our platform. The remainder of our revenue was generated by our other products and services, including support and professional services.
Revenue was $141.5 million for the nine months ended September 30, 2019 compared to $103.8 million for the nine months ended September 30, 2018, an increase of $37.8 million, or 36%. We had 1,684 customers and 274 enterprise customers as of September 30, 2019. We had 1,516 customers and 213 enterprise customers as of September 30, 2018. This represents an increase of 168, or 11%, in customers and 61, or 29%, in enterprise customers from September 30, 2018. Approximately 92% of our revenue in the nine months ended September 30, 2019 was driven by usage on our platform. The remainder of our revenue was generated by our other products and services, including support and professional services.
U.S. revenue was $35.5 million and 71% of revenue for the three months ended September 30, 2019, and $28.2 million and 77% of revenue for the three months ended September 30, 2018. This represents an increase of $7.3 million, or 26%. International revenue was $14.3 million and 29% of revenue for the three months ended September 30, 2019, and $8.6 million and 23% of revenue for the three months ended September 30, 2018. This represents an increase of $5.7 million, or 66%. We had 855 domestic customers and 829 international customers as of September 30, 2019. We had 849 domestic customers and 667 international customers as of September 30, 2018. This is an increase in domestic customers of 6, or 1%, and an increase in international customers of 162, or 24%, compared to September 30, 2018.

U.S. revenue was $101.4 million and 72% of revenue for the nine months ended September 30, 2019, and $80.5 million and 78% of revenue for the nine months ended September 30, 2018. This represents an increase of $20.9 million, or 26%. International revenue was $40.1 million and 28% of revenue for the nine months ended September 30, 2019, and $23.3 million and 22% of revenue for the nine months ended September 30, 2018. This represents an increase of $16.8 million, or 72%. We had 855 domestic customers and 829 international customers as of September 30, 2019. We had 849 domestic customers and 667 international customers as of September 30, 2018. This is an increase in domestic customers of 6, or 1%, and an increase in international customers of 162, or 24%, compared to September 30, 2018.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Cost of revenue	$22,292	$16,711	33%	$62,794	$47,790	31%
For the three and nine months ended September 30, 2019 and 2018, our cost of revenue consisted of bandwidth, peering, and colocation fees, as well as personnel costs including salaries, benefits, bonuses, and stock-based compensation for employees who support the build out and operation of the network. Our cost of revenue also includes depreciation expense for network equipment, amortization of capitalized internal-use software, and other network costs.
Cost of revenue was $22.3 million for the three months ended September 30, 2019 compared to $16.7 million for the three months ended September 30, 2018, an increase of $5.6 million, or 33%. The increase in cost of revenue is primarily due to an increase in personnel costs of $1.6 million due to an increase in headcount, an increase in bandwidth costs of $1.2 million, an increase in colocation costs of $0.9 million, and an increase in other network costs of $0.8 million, all of which are due to increased traffic on our platform, and an increase in depreciation and amortization expense of $0.6 million due to increased investments in our platform.
Cost of revenue was $62.8 million for the nine months ended September 30, 2019 compared to $47.8 million for the nine months ended September 30, 2018, an increase of $15.0 million, or 31%. The increase in cost of revenue was primarily due to an increase in bandwidth costs of $4.0 million, an increase in colocation costs of $2.3 million, and an increase in other network costs of $1.7 million due to increased traffic on our platform. Personnel costs increased by $3.9 million due to an increase in headcount, depreciation and amortization expense increased by $1.8 million due to increased investments in our platform, and travel costs increased by $0.6 million due to travel associated with the deployment of new POPs.
Gross Profit and Gross Margin

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Gross profit	$27,505	$20,109	37%	$78,732	$55,976	41%
Gross margin	55%	55%	1%	56%	54%	2%
Gross profit was $27.5 million for the three months ended September 30, 2019 compared to $20.1 million for the three months ended September 30, 2018, an increase of $7.4 million, or 37%. Gross profit was $78.7 million for the nine months ended September 30, 2019 compared to $56.0 million for the nine months ended September 30, 2018, an increase of $22.8 million, or 41%. The increase in gross profit in the three and nine months ended September 30, 2019 compared to 2018 is due to the increase in revenue from usage of our platform outpacing the associated increase in cost of revenue.
Gross margin was 55% for the three months ended September 30, 2019 compared to 55% for the three months ended September 30, 2018, remaining consistent compared to prior year. Gross margin was 56% for the nine months ended September 30, 2019 compared to 54% for the nine months ended September 30, 2018, an increase of 2%. The increase is due to better optimization of our platform.

Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Research and development	$12,121	$9,233	31%	$33,541	$25,311	33%
Sales and marketing	17,560	12,331	42%	49,505	36,647	35%
General and administrative	10,583	6,265	69%	28,203	16,097	75%
Total operating expenses	$40,264	$27,829	45%	$111,249	$78,055	43%
Percentage of revenue:
Research and development	24%	25%	1%	24%	24%	—%
Sales and marketing	35%	33%	(2)%	35%	35%	—%
General and administrative	21%	17%	(4)%	20%	16%	(4)%
Research and development
Research and development expenses were $12.1 million for the three months ended September 30, 2019 compared to $9.2 million for the three months ended September 30, 2018, an increase of $2.9 million, or 31%. This is primarily due to an increase of $2.2 million of personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and an increase in stock-based compensation expense related to the increase in the fair value of our stock options, the issuance of restricted stock unit awards ("RSUs"), and expense associated with the Employee Stock Purchase Plan ("ESPP"). The increase is also due to an increase of $0.6 million in costs for software licenses, offset by an increase in capitalization for internal use software of $0.5 million.
Research and development expenses were $33.5 million for the nine months ended September 30, 2019 compared to $25.3 million for the nine months ended September 30, 2018, an increase of $8.2 million, or 33%. This is primarily due to an increase of $4.8 million of personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and an increase in stock-based compensation expense related to the increase in the fair value of our stock options, the issuance of RSUs, and expense associated with the ESPP. The increase is also due to an increase of $1.2 million in costs for software licenses, an increase of $0.8 million for allocation of corporate costs for facilities and information systems costs, and an increase of $0.5 million in professional fees.
Sales and marketing
Sales and marketing expenses were $17.6 million for the three months ended September 30, 2019 compared to $12.3 million for the three months ended September 30, 2018, an increase of $5.2 million, or 42%. This is primarily due to a $3.4 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and an increase in stock-based compensation expense related to the increase in the fair value of our stock options, the issuance of RSUs, and expense associated with the ESPP. The increase is also due to an increase of $0.6 million in the allocation of corporate costs for facilities and information systems costs and an increase of $0.5 million in professional fees.
Sales and marketing expenses were $49.5 million for the nine months ended September 30, 2019 compared to $36.6 million for the nine months ended September 30, 2018, an increase of $12.9 million, or 35%. This is primarily due to a $8.1 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, and an increase of $0.9 million in travel costs, both of which were due to an increase in headcount, and an increase in stock-based compensation expense related to the increase in the fair value of our stock options, the issuance of RSUs, and expense associated with the ESPP. This increase is also due to an increase of $2.0 million for allocation of corporate costs for facilities and information systems costs, an increase of $0.8 million in professional fees, and an increase of $0.6 million of costs for software licenses.
General and administrative
General and administrative costs were $10.6 million for the three months ended September 30, 2019 compared to $6.3 million for the three months ended September 30, 2018, an increase of $4.3 million, or 69%. This is primarily due to an increase of $2.1 million of personnel related costs, such as salaries, benefits, and stock-based compensation due to an increase in headcount and an increase in stock-based compensation expense related to the increase in the fair value of our stock options, the issuance of RSUs, and expense associated with the ESPP. The increase is also due to an increase of $0.8 million of business insurance costs associated with becoming a public company and an increase of $0.5 million in external professional services such as legal, accounting, and enterprise systems.
General and administrative costs were $28.2 million for the nine months ended September 30, 2019 compared to $16.1 million for the nine months ended September 30, 2018, an increase of $12.1 million, or 75%. This is primarily due to an increase of $5.9 million of personnel related costs, such as salaries, benefits, and stock-based compensation and an increase of $0.7 million in travel costs, both of which were due to an increase in headcount, and an increase in stock-based compensation expense related to the increase in the fair value of our stock options, the issuance of RSUs, and expense associated with the ESPP. The increase is also due to an increase of $1.7 million in external professional services such as legal, accounting, and enterprise systems, an increase of $1.5 million business insurance costs associated with becoming a public company, an increase of $1.4 million in transaction taxes primarily due to the release of a reserve in the prior period, and an increase of $0.8 million costs for software licenses.
Other Income and Expense
Interest Income

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Interest income	$1,154	$293	294%	$2,431	$577	321%
Interest income was $1.2 million for the three months ended September 30, 2019 compared to $0.3 million for the three months ended September 30, 2018, an increase of $0.9 million, or 294%. This increase is due to interest on proceeds raised from our IPO.
Interest income was $2.4 million for the nine months ended September 30, 2019 compared to $0.6 million for the nine months ended September 30, 2018, an increase of $1.9 million, or 321%. This increase is due to interest on proceeds raised from our IPO.
Interest Expense

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Interest expense	$621	$479	30%	$4,845	$1,219	297%
Interest expense was $0.6 million for the three months ended September 30, 2019 compared to $0.5 million for the three months ended September 30, 2018, an increase of $0.1 million, or 30%. This increase is primarily due to the acceleration of the amortization of debt issuance costs due to the early payment of the $20.0 million outstanding loan on our Credit Facility as well as an increase in outstanding debt.
Interest expense was $4.8 million for the nine months ended September 30, 2019 compared to $1.2 million for the nine months ended September 30, 2018, an increase of $3.6 million, or 297%. This increase is primarily due to the acceleration of the amortization of debt issuance costs due to the early payment of the $20.0 million outstanding loan on our Credit Facility as well as an increase in outstanding debt.

Other income (expense), net

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Other income (expense), net	$109	$(530)	(121)%	$(2,363)	$(764)	209%
Other income, net was $0.1 million for the three months ended September 30, 2019 compared to other expense, net of $0.5 million for the three months ended September 30, 2018, an increase in other income, net of $0.6 million, or 121%. This increase is primarily due to the conversion of warrant liabilities to additional paid in capital upon the IPO, resulting in no mark-to-market adjustment in the three months ended September 30, 2019.
Other expense, net was $2.4 million for the nine months ended September 30, 2019 compared to $0.8 million for the nine months ended September 30, 2018, an increase in other expense, net of $1.6 million, or 209%. This increase is primarily due to mark-to-market adjustments for warrant liabilities prior to the conversion to additional paid in capital upon the IPO.
Liquidity and Capital Resources
As of September 30, 2019, we had cash, cash equivalents, and marketable securities totaling $207.8 million, which primarily consisted of cash and money market funds held at major financial institutions and investment-grade commercial paper and corporate debt securities.

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

Credit Facilities
In November 2017 we entered into a $30.0 million term loan pursuant to a Second Amended and Restated Loan and Security Agreement ("Senior Loan Agreement"). All amounts outstanding under the Senior Loan Agreement accrue interest at a rate of prime plus 1.75%. All obligations owed in connection with the Senior Loan Agreement are secured by a lien on substantially all of our assets other than our intellectual property. All outstanding loans under the Senior Loan Agreement, if not paid earlier, will become due and payable on November 1, 2021. We are required to comply with certain affirmative and negative covenants in the Senior Loan Agreement, including a requirement that we maintain a ratio of cash and cash equivalents plus net unbilled accounts receivable to current liabilities plus long term debt minus the current portion of any deferred revenue (an "Adjusted Quick Ratio") at all times of at least 1.15 to 1.0, as well as a requirement that we achieve trailing three-month revenue evaluated on a monthly basis in amounts not less than 80% of our board approved annual budget. We are also required to maintain at least $10 million in unrestricted cash with the lender or its affiliates at all times. As of September 30, 2019, we are in compliance with all of our covenants under the Senior Loan Agreement.

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Nine months ended September 30,
	2019	2018

Cash used in operating activities	$(28,243)	$(16,199)
Cash provided by (used in) investing activities	(120,157)	(38,258)
Cash provided by financing activities	166,218	44,328
Cash Flows from Operating Activities
For the nine months ended September 30, 2019, cash used in operating activities consisted primarily of our net loss of $37.5 million adjusted for non-cash items, including $11.7 million of depreciation and amortization, $7.6 million of stock-based compensation expense, $5.2 million of amortization of deferred rent, an increase in the fair value of our common stock warrants of $2.4 million, and amortization of debt issuance costs of $1.9 million. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $9.5 million, primarily due to the growth of our business and the timing of cash receipts from certain of our larger customers, an increase in other long-term assets of $5.3 million due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, and an increase of $5.2 million in prepaid expenses and other assets due to pre-payments for SaaS licenses. This was partially offset by an increase of $1.0 million in accounts payable, accrued expenses, and other liabilities due to timing of payments.
For the nine months ended September 30, 2018, cash used in operating activities consisted primarily of our net loss of $23.6 million adjusted for non-cash items, including $9.7 million of depreciation and amortization and $2.8 million of stock-based compensation expense. With respect to changes in operating assets and liabilities, accounts receivable increased $4.4 million, primarily due to the growth of our business and the timing of cash receipts from certain of our larger customers, and prepaid expenses and other assets increased $1.5 million, primarily due to pre-payments for SaaS licenses. This was offset by an increase of $0.4 million in accounts payable, accrued expenses and other liabilities due to the timing of payments.
Cash Flows from Investing Activities
For the nine months ended September 30, 2019, cash used in investing activities was $120.2 million, primarily consisting of $177.5 million in purchases of marketable securities, $10.4 million of payments related to purchases of property and equipment to expand our network, and $3.2 million of additions to capitalized internal-use software. This was offset by $71.6 million of maturities and sales of marketable securities.
For the nine months ended September 30, 2018, cash used in investing activities was $38.3 million, primarily consisting of $47.8 million in purchases of marketable securities, $9.8 million of payments related to purchases of property and equipment to expand our network, and $2.5 million of additions to capitalized internal-use software, offset by $21.9 million of maturities of marketable securities.
Cash Flows from Financing Activities
For the nine months ended September 30, 2019, cash provided by financing activities was $166.2 million, primarily consisting of $192.5 million in proceeds from our IPO, net of underwriting fees, $3.1 million in proceeds from the ESPP, and $2.8 million in proceeds from stock option exercises by our employees. This was partially offset by $27.5 million of debt payments and $4.5 million of payments of costs related to our IPO.
For the nine months ended September 30, 2018, cash provided by financing activities was $44.3 million, primarily consisting of $40.0 million of proceeds from Series F financing and $4.0 million in proceeds from borrowings of debt.

Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating leases, purchase obligations for contracts with our cloud infrastructure provider, network service providers, and other vendors, and outstanding debt. We have future purchase obligations for contracts with our cloud infrastructure provider, network service providers, and other vendors of $46.1 million, of which $38.1 million will be paid within the next 12 months, $7.8 million will be paid in the next one to three years and the remainder will be paid in the next three to five years. In addition, we have future outstanding debt commitments of $31.2 million, of which $14.9 million will be paid in the next 12 months and the remainder will be paid in the next one to three years. There have been no material changes to our obligations under operating leases as compared to those filed with the Prospectus.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $207.8 million as of September 30, 2019, which consisted of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Under our Senior Loan Agreement, amounts borrowed prior to December 2018 bear interest at a rate of prime plus 1.75%. Amounts borrowed under the Second Lien Credit Agreement bear interest at a rate of prime plus 4.25%. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective.

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

After these material weaknesses were identified, management implemented a remediation plan that included hiring key accounting personnel, creating a formal month-end close process, and establishing more robust processes supporting internal controls over financial reporting, including accounting policies, procedures, and estimates. During the nine months ended September 30, 2019, management hired additional staff and continues to actively recruit for open positions within the accounting department and will, as necessary, supplement any interim staffing needs with temporary resources. We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses are remediated.

Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

We currently serve our customers from our POPs located around the world. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. However, we have not developed redundancies for all aspects of our platform. We depend, in part, on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. In the event that there are any defects or errors in software, failures of hardware, damages to a facility, or misconfigurations of any of our services, we may have to divert resources away from other planned work, could experience lengthy interruptions in our platform, and also incur delays and additional expenses in arranging new facilities and services. Our customers may choose to divert their traffic away from our platform as a result of interruptions or delays. Disaster recovery arrangements, including the existence of redundant data centers that are designed to become active during certain lapses of service, may not function as intended, and any disruptions to our service could harm our business.

We design our system infrastructure and procure and own or lease the computer hardware used for our platform. Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions on our platform. Moreover, we have experienced and may in the future experience system failures or interruptions in our platform as a result of human error. Any interruptions or delays in our platform, whether caused by our products or our data centers, third-party error, our own error, natural disasters, or security breaches, or whether accidental or willful, could harm our relationships with customers, reduce customers’ usage of our platform, cause our revenue to decrease and/or our expenses to increase, and divert resources away from product development. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue service credits or cause customers to fail to renew their customer contracts, any of which could harm our business.

The occurrence of any defects, errors, disruptions in service, failures involving redundant data centers, or other performance problems, interruptions, or delays with our platform, whether in connection with the day-to-day operations or otherwise, could result in:

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

We generated a net loss of $12.2 million and $37.5 million for the three and nine months ended September 30, 2019, respectively, and as of September 30, 2019, we had an accumulated deficit of $177.9 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

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

Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers. For trailing 12 months ended September 30, 2019, our top ten customers accounted for approximately 29% of our revenue, respectively. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers, our business would be harmed.

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

Failure to comply with U.S. and foreign governmental laws and regulations could harm our business.

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

If the U.S. government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments, the U.S. government has expressed concerns about the ability of companies operating in China to do business in the U.S. or with U.S. companies. As a result, we could lose the ability to contract with current or potential customers, which could harm our business.

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

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 449 employees as of December 31, 2018 to 595 employees as of September 30, 2019. In addition, we are rapidly expanding, and expect to continue to expand in the future, our international operations. We have also experienced significant growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure, and management. We may not continue to grow as rapidly in the future. Overall growth of our revenue depends on a number of factors, including our ability to:

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three and nine months ended September 30, 2019, the percentage of revenue generated from customers outside the United States was 29% and 28% of our total revenue, respectively. We currently have offices in Japan, the United Kingdom, and the United States, as well as employees located throughout the world. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of September 30, 2019, approximately 18% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business.

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

It is unclear how long it will take to negotiate a withdrawal agreement, but it appears likely that Brexit will continue to involve a process of lengthy negotiations between the UK and the EU Member States to determine the future terms of the UK’s relationship with the EU. For example, in March 2018, the UK reached a provisional agreement (the Withdrawal Agreement) with the EU on transitional arrangements following the UK’s exit (which are intended to enable the UK to remain within the EU single market and customs union for a transitional period through 2020), but this Withdrawal Agreement needs to be formally agreed as part of the withdrawal arrangements currently under negotiation. Given that no formal withdrawal arrangements have been agreed upon, there have been several extensions to the Brexit Date and the UK has yet to formally leave the EU. On October 28, 2019, the EU granted the U.K. a further extension to the Brexit Date until January 31, 2020. Under the terms of the extension, the Brexit Date may be earlier than January 31, 2020, if a formal withdrawal agreement is ratified by Parliament. In addition, the U.K. will hold a general election on December 12, 2019. Until the post-election government is formed, there can be no guarantee or certainty as to which form Brexit will take and on which terms a withdrawal agreement with the EU will be agreed, if at all.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2019, our Class B common stock held by stockholders, including our executive officers and directors and their affiliates, represents approximately 98.4% of the voting power of our outstanding capital stock, and our founder and Chief Executive Officer, Artur Bergman, holds approximately 12.7% of our outstanding classes of common stock as a whole, but controls approximately 14.2% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and our CEO on his own currently have and will continue to have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. If Mr. Bergman’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.

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

As of September 30, 2019, we have outstanding a total of 13,102,191 shares of Class A common stock and 80,485,639 shares of Class B common stock. Of these shares, only the shares of Class A common stock sold in our initial public offering are freely tradable, without restriction, in the public market. All of our executive officers and directors and the holders of substantially all the shares of our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our common stock, stock options, and other securities convertible into, exchangeable for, or exercisable for our common stock during the period ending on, and including, the 180th day after the date of our initial public offering, subject to specified exceptions. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., and Credit Suisse Securities (USA) LLC may, in their discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, all 80,485,639 shares of Class B common stock outstanding will become eligible for sale, of which 55,496,582 shares held by directors, executive officers, and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (Securities Act), and various vesting agreements.

In addition, as of September 30, 2019, there were 12,458,443 shares of Class B common stock subject to outstanding options. We intend to register all of the shares of Class A common stock issuable upon conversion of the shares of Class B common stock issuable upon exercise of outstanding options, and upon exercise of settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above. The shares of Class A common stock issuable upon conversion of these shares will become eligible for sale in the public market to the extent such options or warrants are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Cash Collateralized Revolving Credit Agreement ("Credit Agreement")

On November 4, 2019, we entered into a Credit Agreement with Citibank N.A. for an aggregate commitment amount of $70.0 million and a maturity date of November 3, 2022. Upon execution of the Credit Agreement, we drew $20.3 million on this Credit Agreement. The amount of borrowings available under the Credit Agreement at any time are collateralized by our cash.

The interest rate associated with each advance under the Credit Agreement is equal to the sum of LIBOR for the applicable interest period plus 1.50%, which is a per annum rate based on outstanding borrowings. The commitment fee is

0.20% per annum based on the average daily unused amount of the commitment amount. Interest payments on outstanding borrowings are due on the last day of each interest period and payments for the commitment fee are due quarterly.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Items 1.01 and 2.03.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38897	3.1	May 21, 2019

3.2	Amended and Restated Bylaws	S-1/A	333-230953	3.4	May 6, 2019

4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019

4.2	Reference is made to Exhibits 3.1 through 3.2

10.1+	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan	10-Q	001-38897	10.3	August 9, 2019

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
__________

+	Indicates management contract or compensatory plan.
*    The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Fastly, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FASTLY, INC.

November 8, 2019	By:	/s/ Artur Bergman
Artur Bergman Chief Executive Officer (Principal Executive Officer)

November 8, 2019	By:	/s/ Adriel Lares
Adriel Lares Chief Financial Officer (Principal Financial and Accounting Officer)