Form 10-Q
period 2020-03-31
Fastly, Inc.
filed 2020-05-08
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 5, 2020, 72.7 million shares of the registrants’ Class A common stock were outstanding and 23.6 million shares of registrant's Class B common stock were outstanding.

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	our ability to attract and retain customers;

•	our ability to increase the usage of our platform by existing customers;

•	defects, interruptions, security breaches, delays in performance, or similar problems with our platform;

•	the potential impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we, our partners, and our customers operate;

•	our financial performance, including our revenue, cost of revenue, operating expenses, and our ability to attain and sustain profitability;

•	our ability to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences;

•	the growth of our relevant markets;

•	our platform’s functionality, scalability, performance, ease of use, reliability, and cost effectiveness relative to that of our competitors’ products and services;

•	our ability to compete effectively with existing competitors and new market entrants;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to maintain, protect, and enhance our intellectual property; and

•	our ability to comply with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$22,501	$16,142
Marketable securities	94,084	114,967
Accounts receivable, net of allowance for doubtful accounts of $1,821 and $1,816 as of March 31, 2020 and December 31, 2019, respectively	43,017	37,136
Restricted cash	70,087	70,087
Prepaid expenses and other current assets	12,139	10,991
Total current assets	241,828	249,323
Property and equipment, net	69,069	60,037
Goodwill	348	372
Intangible assets, net	1,089	1,125
Other assets	11,512	10,112
Total assets	$323,846	$320,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,457	$4,602
Accrued expenses	20,218	19,878
Current portion of long-term debt	5,291	4,472
Other current liabilities	5,430	8,169
Total current liabilities	40,396	37,121
Long-term debt, less current portion	26,043	25,158
Other long-term liabilities	1,357	1,038
Total liabilities	67,796	63,317
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A and Class B common stock	2	2
Additional paid-in capital	459,360	449,463
Accumulated other comprehensive income	687	196
Accumulated deficit	(203,999)	(192,009)
Total stockholders’ equity	256,050	257,652
Total liabilities and stockholders’ equity	$323,846	$320,969

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2020	2019
Revenue	$62,924	$45,556
Cost of revenue	27,265	19,718
Gross profit	35,659	25,838
Operating expenses:
Research and development	14,298	10,176
Sales and marketing	19,168	15,039
General and administrative	14,169	8,700
Total operating expenses	47,635	33,915
Loss from operations	(11,976)	(8,077)
Interest income	719	416
Interest expense	(316)	(1,235)
Other income (expense), net	402	(776)
Loss before income taxes	(11,171)	(9,672)
Income taxes	819	55
Net loss	$(11,990)	$(9,727)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.38)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	95,401	25,290

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended March 31,
	2020	2019
Net loss	$(11,990)	$(9,727)
Other comprehensive income:
Foreign currency translation adjustment	$13	$27
Income on investments in available-for-sale-securities	478	29
Total other comprehensive income	$491	$56
Comprehensive loss	$(11,499)	$(9,671)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Three months ended March 31, 2020
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	60,954,694	$1	33,863,021	$1	$449,463	$196	$(192,009)	$257,652
Exercise of stock options	1,106,688	—	—	—	3,174	—	—	3,174
Vesting of early exercised stock options	—	—	36,590	—	146	—	—	146
Stock-based compensation	—	—	—	—	6,577	—		6,577
Conversion of Class B to Class A Stock	9,727,897	—	(9,727,897)	—	—	—	—	—
Net loss	—	—	—	—	—		(11,990)	(11,990)
Other comprehensive income	—	—	—	—	—	491	—	491
Balance as of March 31, 2020	71,789,279	$1	24,171,714	$1	$459,360	$687	$(203,999)	$256,050

	Three months ended March 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	53,630,213	$219,584	25,025,836	$1	$16,403	$(2,109)	$(36)	$(146,186)	$(131,927)
Impact of change in accounting policy	—	—	—	—	—	—	—	5,727	5,727
Exercise of stock options	—	—	449,751	—	639	—	—	—	639
Vesting of early exercised stock options	—	—	40,524	—	155	—	—	—	155
Stock-based compensation	—	—	—	—	1,467	—	—	—	1,467
Repayment of stockholder note	—	—	5,297	—	12	—	—	—	12
Net loss	—	—	—	—	—	—	—	(9,727)	(9,727)
Other comprehensive income	—	—	—	—	—	—	56	—	56
Balance as of March 31, 2019	53,630,213	$219,584	25,521,408	$1	$18,676	$(2,109)	$20	$(150,186)	$(133,598)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,990)	$(9,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,715	3,738
Amortization of deferred rent	204	17
Amortization of debt issuance costs	19	159
Stock-based compensation	6,329	1,467
Provision for doubtful accounts	150	602
Change in fair value of preferred stock warrant liabilities	—	706
Other adjustments	(39)	(224)
Interest paid on capital leases	(119)	(77)
Loss on disposals of property and equipment	—	36
Changes in operating assets and liabilities:
Accounts receivable	(6,031)	(4,586)
Prepaid expenses and other current assets	(1,148)	(931)
Other assets	(1,400)	(1,860)
Accounts payable	3,112	1,686
Accrued expenses	(1,495)	(507)
Other liabilities	507	(582)
Net cash used in operating activities	(7,186)	(10,083)
Cash flows from investing activities:
Purchases of marketable securities	—	(20,088)
Sales of marketable securities	—	3,578
Maturities of marketable securities	21,400	17,700
Purchases of property and equipment	(10,221)	(4,025)
Capitalized internal-use software	(1,437)	(759)
Net cash provided by (used in) investing activities	9,742	(3,594)
Cash flows from financing activities:
Repayments of notes payable	—	(2,488)
Repayments of capital leases	(1,541)	(336)
Proceeds from employee stock purchase plan	2,133	—
Proceeds from exercise of vested stock options	3,174	639
Proceeds from early exercise of stock options	—	250
Proceeds from payment of stockholder note	—	12
Net cash provided by (used in) financing activities	3,766	(1,923)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	37	(8)
Net increase in cash, cash equivalents, and restricted cash	6,359	(15,608)
Cash, cash equivalents, and restricted cash at beginning of period	86,229	36,963
Cash, cash equivalents, and restricted cash at end of period	$92,588	$21,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Three months ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$155	$1,446
Cash paid for income taxes, net of refunds received	$814	$2
Property and equipment additions not yet paid in cash	$5,628	$32
Vesting of early-exercised stock options	$146	$155
Capital lease outstanding from current year addition	$3,226	$4,082
Change in other assets from change in accounting principle	$—	$5,727
Stock-based compensation capitalized to internal-use software	$248	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$22,501	$21,355
Restricted cash	70,087	—
Total cash, cash equivalents, and restricted cash	$92,588	$21,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. As of March 31, 2020, our edge network spans 72 Points-of-Presence ("POPs") across 55 markets around the world. We were incorporated in Delaware in 2011 and are headquartered in San Francisco, California.
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
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting. We have made certain presentation changes to distinguish and disclose as separate line items, the sales proceeds from marketable securities and the sales proceeds from our maturities of marketable securities in the Condensed Consolidated Statements of Cash Flows. We have also made certain presentation changes to distinguish and disclose as separate line items, the cash flows from purchases of property and equipment from the cash flows associated with capitalized internal-use software in the Condensed Consolidated Statements of Cash Flows.

Principles of Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Unaudited Interim Financial Statements
The accompanying interim condensed consolidated balance sheet as of March 31, 2020, the related interim condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, and the condensed consolidated statements of convertible preferred stock and stockholders' equity (deficit) for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, and the related footnote disclosures are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our financial position as of March 31, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results and outcomes could differ significantly from our estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, useful lives and realizability of long-lived assets, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements in the period of change and prospectively from the date of the change in estimate.The ongoing global COVID-19 pandemic has impacted many operational aspects of our business and may continue to do so in the future. We assessed the impact that COVID-19 had on our results of operations, including, but not limited to an assessment of our allowance for doubtful accounts, the carrying value of short-term and long-term investments, the carrying value of goodwill and other long-lived assets, and the impact to revenue recognition and cost of revenues. While the COVID-19 pandemic has not had a material adverse impact on our financial operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. We will continue to actively monitor the impact that COVID-19 has on the results of our business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of our employees, customers, partners, suppliers and stockholders. As a result our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. One customer accounted for 10.5% of revenue for the three months ended March 31, 2020, and 14.6% of the total accounts receivable balance as of March 31, 2020. No customer accounted for more than 10% of revenue for the three months ended March 31, 2019, or more than 10% of the total accounts receivable balance as of December 31, 2019.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to those described in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
New Accounting Pronouncements to be Adopted
We are an emerging growth company as defined in Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. In the event that we no longer qualify as an emerging growth company, we will no longer be permitted to use these reporting exemptions.
In February 2016, the FASB issued new guidance, Accounting Standard Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Accordingly, this new standard introduces a lessee model that brings most operating leases on the balance sheet and also aligns certain of the underlying principles of the new lessor model with those in the new revenue recognition standard. We are currently evaluating the appropriate transition method and impact of this guidance on our condensed consolidated financial statements and related disclosures. We expect the the standard to be effective for our interim and annual periods beginning after December 15, 2020.
In June 2016, FASB issued new guidance, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures. We expect the the standard to be effective for our interim and annual periods beginning after December 15, 2020.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement ("ASU 2018-15"). This guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures. We expect the the standard to be effective for our interim and annual periods beginning after December 15, 2020.
On December 18, 2019, the FASB released ASU 2019-12 which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures. We expect the the standard to be effective for our interim and annual periods beginning after December 15, 2020.

3. Revenue

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

Revenue by geography is based on the billing address of the customer. The following table presents our net revenue by geographic region:

	Three months ended March 31,
	2020	2019
	(in thousands)
United States	$41,008	$33,422
All other countries	21,916	12,134
Total revenue	$62,924	$45,556

The majority of our revenue is derived from enterprise customers, which are defined as customers with revenue in excess of $100,000 over the previous 12-month period. The following table presents our net revenue for enterprise and non-enterprise customers:

	Three months ended March 31,
	2020	2019
	(in thousands)
Enterprise customers	$55,806	$39,044
Non-enterprise customers	7,118	6,512
Total revenue	$62,924	$45,556

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

The following tables present our contract assets, contract liabilities, and certain information related to these balances as of and for the three months ended March 31, 2020, as of December 31, 2019, and for the three months ended March 31, 2019:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Contract assets	$305	$271
Contract liabilities	$852	$317

	Three months ended March 31,
	2020	2019
	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$178	$936

Remaining performance obligations

As of March 31, 2020, we had $71.0 million of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. We apply the practical expedient of ASC 606, which gives us the optional exemption from disclosing certain information about our remaining performance obligations for our service contracts for which the original contract duration is one year or less, such as the aggregate transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. The typical contract term is one year, although terms may vary by contract. We expect to recognize 88% of this balance over the next 12 months and the remainder within the following year.

Costs to obtain a contract

We capitalize incremental costs associated with obtaining customer contracts, specifically for sales commissions. These costs are deferred on our Condensed Consolidated Balance Sheets and amortized over the expected period of benefit on a straight-line basis. Based on the nature of our unique technology and services, the rate at which we continually enhance and update our technology, and our historical customer retention, the expected period of benefit is determined to be approximately five years. Amortization is recorded within the sales and marketing line item on the accompanying Condensed Consolidated Statements of Operations. The incremental costs associated with obtaining customer contracts, the majority of which are deferred commissions, are included in other assets on the accompanying Condensed Consolidated Balance Sheets.

As of March 31, 2020 and December 31, 2019, our costs to obtain contracts were as follows:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Deferred commissions	$7,944	$6,804

During the three months ended March 31, 2020 and 2019, we recognized $0.7 million and $0.5 million of amortization related to deferred commissions. These costs are recorded within the sales and marketing line item on the accompanying Condensed Consolidated Statements of Operations.

4.     Investments and Fair Value Measurements
Our total cash, cash equivalents and marketable securities consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents:
Cash	$8,503	$11,623
Money market funds	13,998	2,020
Commercial paper	—	2,499
Total cash and cash equivalents	$22,501	$16,142
Marketable securities:
Corporate notes and bonds	$9,024	$17,470
Commercial paper	2,498	5,481
U.S. Treasury securities	68,713	78,160
Asset-backed securities	13,849	13,856
Total marketable securities	$94,084	$114,967

Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$9,051	$—	$(27)	$9,024
Commercial paper	2,498	—	—	2,498
U.S. Treasury securities	68,106	607	—	68,713
Asset-backed securities	13,854	—	(5)	13,849
Total available-for-sale investments	$93,509	$607	$(32)	$94,084

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$17,462	$9	$(1)	$17,470
Commercial paper	5,481	—	—	5,481
U.S. Treasury securities	78,075	85	—	78,160
Asset-backed securities	13,852	4	—	13,856
Total available-for-sale investments	$114,870	$98	$(1)	$114,967

The majority of our securities classified as available-for-sale as of March 31, 2020 have contractual maturities of one year or less. Certain securities held and classified as available-for-sale as of March 31, 2020 have contractual maturities greater than one year; however, we do not intend to hold these securities to maturity. Consistent with our intentions to hold the securities for less than 12 months we classify all securities as short-term. As of December 31, 2019, all securities classified as available-for-sale had contractual maturities of one year or less. There were no securities in a continuous loss position for 12 months or longer as of March 31, 2020 and December 31, 2019. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above, as we believe that the decrease in fair value of these securities is temporary.
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
We measure our cash equivalents, marketable securities, and restricted cash at fair value. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because we value these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of our Level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including the readily available pricing sources for the identical underlying security that may not be actively traded.

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$13,998	$—	$—	$13,998
Total cash equivalents	13,998	—	—	13,998
Marketable securities:
Corporate notes and bonds	—	9,024	—	9,024
Commercial paper	—	2,498	—	2,498
U.S. Treasury securities	—	68,713	—	68,713
Asset-backed securities	—	13,849	—	13,849
Total marketable securities	—	94,084	—	94,084
Restricted cash:
Money market funds	70,087	—	—	70,087
Total restricted cash	70,087	—	—	70,087
Total financial assets	$84,085	$94,084	$—	$178,169

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$2,020	$—	$—	$2,020
U.S. Treasury securities	—	2,499	—	2,499
Total cash equivalents	2,020	2,499	—	4,519
Marketable securities:
Corporate notes and bonds	—	17,470	—	17,470
Commercial paper	—	5,481	—	5,481
U.S. Treasury securities	—	78,160	—	78,160
Asset-backed securities	—	13,856	—	13,856
Total marketable securities	—	114,967	—	114,967
Restricted cash:
Money market funds	70,087	—	—	70,087
Total restricted cash	70,087	—	—	70,087
Total financial assets	$72,107	$117,466	$—	$189,573

There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three months ended March 31, 2020 and 2019.

5.     Balance Sheet Information
Property and equipment, net
Property and equipment, net consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
	(in thousands)
Computer and networking equipment	$101,593	$89,830
Leasehold improvements	3,278	3,285
Furniture and fixtures	679	681
Office equipment	616	579
Internal-use software	15,586	13,901
Property and equipment, gross	$121,752	$108,276
Accumulated depreciation and amortization	(52,683)	(48,239)
Property and equipment, net	$69,069	$60,037

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2020 and 2019 was approximately $4.7 million and $3.7 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $0.6 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the unamortized balance of capitalized internal-use software costs on our Condensed Consolidated Balance Sheets was approximately $9.6 million and $8.5 million, respectively.
Accrued expenses
Accrued expenses consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
	(in thousands)
Accrued compensation and related benefits	$9,666	$8,734
Sales and use tax payable	4,500	3,938
Accrued colocation and bandwidth costs	2,519	3,237
Other accrued liabilities	3,533	3,969
Total accrued expenses	$20,218	$19,878

Other Current Liabilities
Other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
	(in thousands)
Liability for early-exercised stock options (see Note 11)	$385	$467
Deferred revenue	852	317
Accrued computer and networking equipment	3,896	7,060
Other current liabilities	297	325
Total other current liabilities	$5,430	$8,169

Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
	(in thousands)
Deferred rent	$1,016	$634
Other long-term liabilities	341	404
Total other long-term liabilities	$1,357	$1,038

6.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2020 are as follows:

Three months ended March 31, 2020
(in thousands)
Balance as of December 31, 2019	$372
Foreign currency translation	(24)
Balance as of March 31, 2020	$348

Intangible assets are comprised of internet protocol address costs and domain name costs that are subject to amortization. We did not purchase additional internet protocol addresses and domain names during the three months ended March 31, 2020 and 2019.
As of March 31, 2020 and December 31, 2019, our intangible assets consisted of the following:

	As of March 31, 2020			As of December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Finite-lived intangible assets
Internet protocol addresses	$1,448	$(398)	$1,050	$1,448	$(362)	$1,086
Domain name	39	—	39	39	—	39
Total finite-lived intangible assets	$1,487	$(398)	$1,089	$1,487	$(362)	$1,125

The annual expected amortization expense of intangible assets subject to amortization as of March 31, 2020 is as follows:

As of March 31, 2020
(in thousands)
Remainder of 2020	$119
2021	158
2022	158
2023	148
2024	145
Thereafter	361
Total	$1,089

We perform tests for impairment of goodwill and long-lived assets on an annual basis as of October 31 or more frequently if events or changes in circumstances indicate that the long-lived assets might be impaired. We did not record any impairment charges during the three months ended March 31, 2020 and 2019.
The aggregate expense related to amortization of intangible assets for both the three months ended March 31, 2020 and the three months ended March 31, 2019 were less than $0.1 million.
7.     Debt Instruments
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
In August 2019, we entered into an additional agreement with the equipment provider for $1.3 million in network equipment at an annual interest rate of 6.33% over a term of three years. In November 2019, we entered into an additional capital lease agreement with the equipment provider for $2.2 million in network equipment at an annual interest rate of 5.69% over a term of three years. In December 2019, we entered into an additional agreement with the equipment provider for $1.0 million, at an annual interest rate of 5.42% over terms of three years. The additional agreement for December 2019, incorporates the same terms and conditions as those under the Capital Lease Agreement entered into in June 2017.
In January 2020 and March 2020, we entered into additional agreements with the equipment provider for $1.0 million, and $2.3 million, respectively, at an annual interest rate of 5.42% over terms of three years for both agreements. Both the additional agreements incorporate the same terms and conditions as those under the Capital Lease Agreement entered into in June 2017.
As of March 31, 2020 and December 31, 2019, $11.2 million and $9.5 million was outstanding under the Capital Lease Agreement. The agreement provides for a bargain purchase price at the end of the term. The amortization of leased assets is included in depreciation and amortization expense.
Cash Collateralized Revolving Credit Agreement
In November 2019, we entered into a Revolving Credit Agreement for an aggregate commitment amount of $70.0 million with a maturity date of November 3, 2022. The amount of borrowings available under the Revolving Credit Agreement at any time are collateralized by our cash, which is classified as restricted cash on our balance sheets.

The interest rate associated with each advance under the Revolving Credit Agreement is equal to the sum of LIBOR for the applicable interest period plus 1.50% which is a per annum rate based on outstanding borrowings. The commitment fee is 0.20% per annum based on the average daily unused amount of the commitment amount. Interest payments on outstanding borrowings are due on the last day of each interest period and payments for the commitment fee are due at the end of each calendar quarter. As of both March 31, 2020 and December 31, 2019, the outstanding balance on the Revolving Credit Agreement was $20.3 million.
The following table reflects the carrying values of the debt and capital lease agreements as of March 31, 2020 and December 31, 2019:

	As of March 31,	As of December 31,
	2020	2019
	(in thousands)
Liability component:
Principal amount—Cash Collateralized Revolving Credit Agreement	$20,300	$20,300
Less: unamortized debt issuance costs	(200)	(219)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion—Cash Collateralized Revolving Credit Agreement	$20,100	$20,081
Principal amount—Capital Lease Agreement	11,234	9,549
Less: current portion of long-term debt	(5,291)	(4,472)
Long-term debt, less current portion—Capital Lease Agreement	$5,943	$5,077
Total long-term debt, less current portion	$26,043	$25,158

Contractual future repayments for our debt and capital lease obligations as of March 31, 2020 are as follows:

	Principal	Interest	Total
	(in thousands)
Remainder of 2020	$3,704	$1,867	$5,571
2021	4,838	2,072	6,910
2022	22,758	21,140	43,898
2023	234	2	236
2024	—	—	—
Thereafter	—	—	—
Total	$31,534	$25,081	$56,615

Interest expense related to debt for the three months ended March 31, 2020 and 2019 was $0.3 million and $1.2 million, respectively.
8.     Common Stock Warrant Liabilities
Prior to the IPO, we issued convertible preferred stock warrants in conjunction with prior the issuances of debt. We recorded these warrants to purchase convertible preferred stock as a liability on the consolidated balance sheets at fair value upon issuance as the warrants were exercisable for contingently redeemable preferred stock which was classified outside of stockholders' equity (deficit). The liability associated with these warrants were subject to remeasurement at each balance sheet date, with changes in fair value recorded in the consolidated statement of operations and comprehensive Loss as other expense, net.

On May 17, 2019, immediately upon closing of the IPO, our warrants to purchase convertible preferred stock were automatically converted to warrants to purchase an equal number of shares of our Class B common stock. As a result, the warrant was remeasured a final time, immediately prior to the closing of the IPO, and reclassified to additional paid-in capital within stockholders' equity. Changes in the fair value were recorded within other expense, net on the consolidated statement of operations.

In the three months ended March 31, 2020 there were no exercises of Class B common stock warrants. In the three months ended March 31, 2019, there were no exercises of preferred stock warrants. As of March 31, 2020 and December 31, 2019, the warrants are classified and recorded as additional paid-in capital on the condensed consolidated balance sheets.

9.     Commitments and Contingencies
Operating Lease Commitments
We lease our facilities under non-cancelable operating leases. These operating leases expire at various dates through July 2027 and generally require the payment of real estate taxes, insurance, maintenance, and operating costs. There have been no material changes to our operating lease commitments as compared to those described in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense for the three months ended March 31, 2020 and 2019 was $2.3 million and $1.8 million, respectively. During the three months ended March 31, 2020 and 2019, we also had sublease agreements with tenants of various properties vacated by us. The amount earned from our sublease tenants was approximately $0.3 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively.
Purchase Commitments
As of March 31, 2020, we had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, colocation, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors). Our minimum future commitments related to cost of revenue related agreements as of March 31, 2020 were as follows:

Cost of Revenue Commitments
(in thousands)
Remainder of 2020	$33,184
2021	13,290
2022	4,790
2023	284
2024	72
Thereafter	—
Total	$51,620

We also have long-term commitments for various non-cancelable software as a service ("SaaS") agreements. There have been no material changes to our purchase commitments related to SaaS agreements as compared to those described in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
10. Convertible Preferred Stock

Prior to the IPO, we had seven outstanding series of Convertible Preferred Stock each with a par value of $0.00002 per share, convertible at the option of the holder, that was classified as temporary equity on our consolidated balance sheet.

On May 17, 2019, immediately upon closing of the IPO, our convertible preferred stock was automatically converted to shares of our Class B common stock. As of both March 31, 2020 and December 31, 2019, we had no convertible preferred stock issued or outstanding.

11.     Stockholders' Equity
Common Stock
Our Amended and Restated Certificate of Incorporation, as amended and restated in May 2019, authorizes the issuance of 1.0 billion shares of Class A common stock and 94.1 million shares of Class B common stock, and 10.0 million shares of preferred stock, each at a par value per share of $0.00002. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Preferred stockholders, do not have voting rights.
As of March 31, 2020 and December 31, 2019, 24.2 million and 33.9 million shares of Class B common stock were issued and outstanding, respectively. As of March 31, 2020 and December 31, 2019, 71.8 million and 61.0 million shares of Class A common stock were issued and outstanding, respectively. As of both March 31, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding.
Equity Incentive Plans
In March 2011, our stockholders approved our 2011 Equity Incentive Plan ("2011 Plan") which allows for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards ("RSUs") to employees, directors, and consultants of the Company. Options granted under our 2011 Plan are exercisable for shares of our Class B common stock.
As of both March 31, 2020 and December 31, 2019, there were 23.6 million shares of Class B common stock reserved for issuance under the 2011 Plan. As of both March 31, 2020 and December 31, 2019, there were no shares of Class B common stock available for issuance pursuant to future grants under the 2011 Plan.
In May 2019, in conjunction with our IPO, our Board and stockholders approved our 2019 Equity Incentive Plan (the "2019 Plan") which allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, RSUs, performance-based stock awards, and other forms of equity compensation, which are collectively referred to as stock awards. Additionally, the 2019 Plan provides for the grant of performance cash awards. Options are exercisable for shares of our Class A common stock. No further awards will be issued under the 2011 Plan.
As of March 31, 2020 and December 31, 2019, there were 19.2 million shares and 14.4 million shares of Class A common stock reserved for issuance under the 2019 Plan, respectively. As of March 31, 2020 and December 31, 2019, there were 16.0 million and 12.4 million Class A common stock available for issuance under the 2019 Plan, respectively.

In May 2019, in conjunction with our IPO, our Board and stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year.

As of March 31, 2020 and December 31, 2019, there were 3.5 million shares and 2.5 million shares of Class A common stock reserved for issuance under the ESPP, respectively. As of March 31, 2020 and December 31, 2019, there were 3.1 million shares and 2.2 million shares of Class A common stock available for future issuance under the ESPP, respectively.

Stock Options
Options granted under the 2011 Plan are exercisable for Class B common stock and generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.
Options granted under the 2019 Plan are exercisable for Class A common stock and generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service. Forfeitures are recognized as they occur.
The following table summarizes stock option activity during the three months ended March 31, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2019	11,269	$4.68	7.3	$173,471
Granted	—	—
Exercised	(1,107)	2.68
Cancelled/forfeited	(61)	6.94
Outstanding at March 31, 2020	10,101	$4.89	7.2	$142,692
Vested and exercisable at March 31, 2020	6,443	$3.00	6.4	$102,947

The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $20.2 million and $3.2 million, respectively.
The total grant date fair value of employee options vested for the three months ended March 31, 2020 and 2019 was $2.3 million and $1.4 million, respectively.
The weighted average grant-date fair value for options granted to employees during the three months ended March 31, 2019 was $5.10. There were no options granted during the three months ended March 31, 2020.
We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. We estimated the fair value of stock option awards using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2020	2019
Fair value of common stock	N/A	$10.32
Expected term (in years)	N/A	6.02
Risk-free interest rate	N/A	2.50%
Expected volatility	N/A	40.0%
Dividend yield	N/A	—%

During the three months ended March 31, 2020 and 2019, we recorded stock-based compensation expense from stock options of approximately $1.8 million and $1.5 million, respectively.
As of March 31, 2020, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $16.2 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.58 years.
Early Exercise of Stock Options
Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the accompanying Condensed Consolidated Balance Sheets and reclassified into equity as the options vest. As of March 31, 2020 and December 31, 2019, a total of 163,305 and 199,895 shares of Class B Common Stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of approximately $0.7 million and $0.9 million as of March 31, 2020 and December 31, 2019, respectively, is recorded in other current liabilities and other liabilities on the accompanying Condensed Consolidated Balance Sheets.
The activity of non-vested shares as a result of early exercise of options granted to employees and non-employees, is as follows:

Three months ended March 31,
2020
(in thousands)
Beginning balance as of December 31, 2019	200
Early exercise of options	—
Vested	(37)
Repurchased	—
Ending balance as of March 31, 2020	163

RSUs
We began granting RSUs under the 2019 Plan during the fiscal year ended December 31, 2019. The fair value of RSUs is based on the grant date fair value and is expensed on a straight-line basis over the applicable vesting period. RSUs typically vest over four years, at the rate of 25% on the first anniversary of the vest date and ratably on a quarterly basis over the remaining 36-month period thereafter, based on continued service. Forfeitures are recognized as they occur.
The following table summarizes RSU activity during the three months ended March 31, 2020:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested RSUs as of December 31, 2019	1,641	$20.07
Granted	1,072	20.03
Vested	—
Cancelled/forfeited	(11)	20.04
RSUs outstanding as of March 31, 2020	2,702	$20.04

During the three months ended March 31, 2020, we recognized stock-based compensation expense related to RSUs of $4.1 million. There was no stock-based compensation expense recognized related to RSUs during the three months ended March 31, 2019.

As of March 31, 2020, total unrecognized stock-based compensation cost related to non-vested RSUs was $47.9 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.16 years.
Performance-based Stock Units ("PSUs")
In March 2020, the Company granted a maximum total of 87,918 shares of performance-based restricted stock unit awards ("PSUs") to certain employees of the company, pursuant to the Company’s 2019 Equity Incentive Plan. The PSUs represents the right of the employees to be issued on a future date, one (1) share of Class A common stock for each RSU received that will vest on the applicable vesting date.
The issuance of the underlying shares occurs upon approval by the Compensation Committee of the Board of Directors based on the level of achievement of certain Company and individual performance goals set by the Compensation Committee for year ending December 31, 2020 and their continued service with the Company. Subject to employees’ continuous service with the Company through each vesting date, 25% of the number of RSUs credited to them upon certification of achievement will vest on February 15, 2021, May 15, 2021, August 15, 2021, and November 15, 2021, respectively.
As of the three months ended March 31, 2020, none of these performance conditions have been set or met. We expect to record stock-based compensation related to these PSUs once it is considered probable that the performance conditions will be met.
ESPP
The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation. The ESPP provides for six-month offering periods, commencing in May and November of each year. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair market value of our Class A common stock on the first trading day of the offering period or on the date of purchase.
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
We estimated the fair value of shares granted under the ESPP on the first date of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2020	2019
Fair value of common stock	$6.02	N/A
Expected term (in years)	0.50	N/A
Risk-free interest rate	1.59%	N/A
Expected volatility	43.0%	N/A
Dividend yield	—%	N/A

During the three months ended March 31, 2020, we withheld $2.2 million in contributions from employees, and recognized $0.7 million in stock-based compensation expense related to the ESPP. No contributions were withheld, and no stock-based compensation expense was recognized related to the ESPP in the three months ended March 31, 2019. No common stock was issued under the ESPP in the three months ended March 31, 2020.

Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2020	2019
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenue	$615	$144
Research and development	1,671	432
Sales and marketing	1,483	369
General and administrative	2,560	522
Total	$6,329	$1,467

12.     Net Loss Per Share Attributable to Common Stockholders
We compute net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights of the holders of the Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Accordingly, the Class A common stock and Class B common stock share equally in our net losses. Prior to the IPO, our participating securities also included convertible preferred stock. The holders of convertible preferred stock did not have a contractual obligation to share in our losses, and as a result, net losses were not allocated to these participating securities.
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

	Three months ended March 31,
	2020		2019
	Class A(1)	Class B(2)	Class A	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(8,196)	$(3,794)	N/A	$(9,727)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	65,210	30,191	N/A	25,290
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.13)	N/A	$(0.38)
__________

(1)	Class A common stock includes the issuance of 12.9 million shares of Class A common stock issued by us in connection with our IPO and shares issued upon the exercise of options subsequent to our IPO.

(2)	Class B common stock includes, for all periods presented, the conversion of all of our preferred stock into an aggregate of 53.6 million shares of our Class B common stock upon closing of the IPO.

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

	Number of Shares
	As of March 31,
	2020	2019
	(in thousands)
Convertible preferred stock	—	53,630
Stock options	10,101	8,073
RSUs	2,702	—
Early exercised stock options	163	260
Common stock warrants	183	—
Convertible preferred stock warrants	—	519
Shares issuable pursuant to the ESPP	185	—
Performance-based Stock Units	88	—
Total	13,422	62,482

13.     Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
In the three months ended March 31, 2020 and 2019, we recorded income tax expenses of $0.8 million and $0.1 million, respectively. We continue to maintain a full valuation allowance on our U.S. Federal and state net deferred tax assets. The tax expense for the three months ended March 31, 2020 and 2019 was primarily due to foreign and state income tax expense.
On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law (the "CARES Act"). The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

We intend to utilize the provision to defer payment of certain payroll taxes beginning in the second quarter of 2020. Any deferred payments will be accrued for as a liability and included in our condensed consolidated balance sheet for the applicable period.

We are continuing to evaluate the other provisions of the CARES Act, but do not expect them to have a material impact on our consolidated financial statements.
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
Long-Lived Assets
The following table presents long-lived assets by geographic region:

	As of March 31,	As of December 31,
	2020	2019
	(in thousands)
United States	$43,818	$40,747
All other countries	25,251	19,290
Total long-lived assets	$69,069	$60,037

15.     Related Party Transactions
In July 2016, a stockholder borrowed approximately $0.1 million to exercise stock options for 53,125 shares of common stock pursuant to a promissory note from the stockholder. The note bears interest at a rate of 1.77%. In June 2019, the promissory note was repaid in full. Prior to repayment, for the purposes of the financial statements, the shares were not reported as exercised, issued, or outstanding. This stockholder is not one of our executive officers or directors. There were no outstanding balances as of both March 31, 2020 and December 31, 2019.

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
Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of three key components: a programmable edge, a software-defined modern network, and a philosophy of customer empowerment. Our programmable edge provides developers with real-time visibility and control, where they can write and deploy code to push application logic to the edge. It supports modern application delivery processes, freeing developers to innovate without constraints. We recently launched the beta of Compute@Edge, a powerful new language-agnostic compute environment, designed to empower developers to build far more advanced edge applications with greater security, more robust logic, and new levels of performance. Our software-defined modern network is built for the software-defined future. It is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. As of March 31, 2020, our 88 terabit software-centric network is located in 72 uniquely designed Points-of-Presence ("POPs") across 55 markets around the world. Finally, being developers ourselves, we empower customers to build great things while supporting their efforts through frictionless tools and a deeply technical support team that facilitates ongoing collaboration.
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
We focus our direct selling efforts on medium to large organizations as well as smaller companies that are exhibiting significant growth. We engage with and support these customers with our field sales representatives, account managers, and technical account managers who focus on customer satisfaction and drive expansion of their usage of our platform and products. These teams work with technical and business leaders to help our customers’ end-users receive the best possible digital experience, while also lowering our customers’ total cost of ownership. We have established and continue to maintain our position by improving upon our programmable edge platform and software-defined modern network architecture. We continue to focus on empowering our developer community through events and conferences, including our Altitude conferences, and online digital engagement. The success of these direct selling efforts is reflected by our 297 enterprise customers as of March 31, 2020 that generated 88% of our total revenue for the trailing 12 months ended March 31, 2020.
As our customers become more successful and grow, they increase their usage of our platform and adopt additional Fastly products. A meaningful indicator of the increased activity from our existing customer accounts and overall customer satisfaction is our Dollar-Based Net Expansion Rate ("DBNER"), which was 133.0% and 130.4% for the trailing 12 months ended March 31, 2020 and 2019, respectively. For a more complete description and discussion of DBNER, refer to the section titled "Key Business Metrics".
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
We have achieved significant growth in recent periods. For the three months ended March 31, 2020 and 2019, our revenue was $62.9 million and $45.6 million, respectively. Our 10 largest customers generated an aggregate of 31% and 31% of our revenue in the trailing 12 months ended March 31, 2020 and 2019, respectively. We incurred a net loss of $12.0 million and $9.7 million in the three months ended March 31, 2020 and 2019, respectively.
Recent Events
Executive Leadership Change
On February 18, 2020, Artur Bergman stepped down as our Chief Executive Officer and was appointed as our Chief Architect and Executive Chairperson. Mr. Bergman continues to serve as a member of our Board of Directors, and was appointed as Chairperson of the Board on February 18, 2020. In addition, the Board appointed Joshua Bixby as our Chief Executive Officer. In connection with Mr. Bixby's appointment, the Board expanded the size of the Board from six (6) to seven (7) members and appointed Mr. Bixby to serve as a Class I director. Mr. Bixby's term as a member of the Board will expire at the meeting of the stockholders to be held in June 2020. Mr. Bixby does not serve on any committees of the Board.

Further details on the executive leadership change are described our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing the number of points of presence ("POPs") in select international locations. As of March 31, 2020 and 2019, 51% and 45% of our customers were headquartered outside of the United States, respectively.
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
Investing in Sales and Marketing
Our customers have been pivotal in driving brand awareness and broadening our reach. While we continue to leverage our self-service approach to drive adoption by developers, we intend to continue to expand our sales and marketing efforts, with an increased focus on sales to enterprises globally. Utilizing our direct sales force, we have multiple selling points within organizations to acquire new customers and increase usage from our existing customers. We intend to increase our discretionary marketing spend, including account based and brand spend, to drive the effectiveness of our sales teams. As a result, we expect our total operating expenses to increase as we continue to expand. Our investments in our sales and marketing teams are intended to help accelerate our sales, onboarding, and ramp cycles. As of March 31, 2020, we had 62 sales representatives and sales managers across our company.
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

Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud platform. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network, resulting in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended March 31, 2020, our research and development expenses as a percentage of revenue was 23%.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our total investment in property and equipment for the three months ended March 31, 2020 was $13.5 million, representing 21% of our revenue in such periods. We expect our investment in property and equipment to increase on an absolute basis and may increase as a percentage of revenue in future periods. Our gross margins and operating results are impacted by these investments. As of March 31, 2020, we had 72 POPs are located in 55 markets across 26 countries.
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
Uncertainty of Coronavirus (COVID-19) Pandemic
The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or seek renegotiations of their contracts, any of which may result in decreased revenue for us. In addition, we have experienced and may continue to experience customer losses, including due to bankruptcy or our customers ceasing operations, which may continue to result in an inability to collect receivables from these customers. In addition, a portion of our revenue is related to usage of our platform in connection with live events, such as sporting events that have been or may be postponed or cancelled. A decline in revenue or the collectability of our receivables could harm our business. The nature and extent of the impact of the COVID-19 pandemic on our customers and our customers’ response to the COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. We have seen an increase in usage of our platform following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19. However, we cannot predict how long we will see this increased level of usage as these preventative measures, including shelter-in-place orders, school closures, travel bans and restrictions, limitations on business activity, quarantines, and other related measures and community practices, change over time. Our results of operations could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

The COVID-19 pandemic has been declared a national emergency in many countries. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and customers. In March 2020, we closed all of our offices, suspended non-essential travel, cancelled or postponed Fastly-sponsored events, and discouraged employee attendance at industry events and in-person work-related meetings. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities may be negatively impacted if our employees or local data center personnel are not able to travel. For activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

Our business is also dependent upon the timely supply of certain parts and components manufactured in China to construct our servers. To the extent that our suppliers are impacted by the COVID-19 pandemic, it likely will reduce the availability, or result in delays, of parts and components to us, which in turn could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. We have undertaken business continuity planning to identify and address the risks to our business posed by this pandemic, and have, among other things, prepared to eliminate single points of failure among our employees to address the decrease in employee productivity. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

For additional details, refer to the section titled "Risk Factors."

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

	March 31,
	2020	2019
Number of customers (as of end of period)	1,837	1,621
Number of enterprise customers (as of end of period)	297	243
DBNER (trailing 12 months)	133.0%	130.4%
Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the period, and are active as of the end of the period. In addition to our paying customers, we also have trial, developer, nonprofit and open source program, and other non-paying accounts that are excluded from our customer count metric. As of March 31, 2020 and 2019, we had 1,837 and 1,621 customers, respectively.
Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. As of March 31, 2020, we had 297 enterprise customers which generated 88% of our revenue for the trailing 12 months ended March 31, 2020. As of March 31, 2019, we had 243 enterprise customers which generated 85% of our revenue for the trailing 12 months ended March 31, 2019. We believe the recruitment and cultivation of enterprise customers is critical to our long-term success.
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
We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended March 31, 2020, we divide (i) revenue, for the trailing 12 months ended March 31, 2020, from customers that entered into a customer agreement on or before March 31, 2019, and that remained customers as of March 31, 2020, by (ii) revenue, for the trailing 12 months ended March 31, 2019, from the same set of customers.
For the trailing 12 months ended March 31, 2020 and 2019 our DBNER was 133.0% and 130.4%, respectively. We believe that an annual cohort analysis of our customers demonstrates our success in customer expansion. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2017, 2018, and 2019 are referred to as the 2017 Cohort, 2018 Cohort, and 2019 Cohort, respectively. As described above, our customers tend to increase their usage of our platform in their second year, which is typically followed by more modest increases in usage, if any, in ensuing years. For example, the DBNER for the 2017 Cohort was 305.5% for the year ended December 31, 2018. However, the DBNER for the 2017 Cohort was 144.3% for the year ended December 31, 2019, which generally represents their third year as a customer, depending on when they entered into a customer agreement. While DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts, we expect our DBNER to continue to decrease as customers that have used our platform for more than two years become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.

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
We continue to focus our research and development efforts on adding new features and products including new use cases, improving the efficiency and performance of our network, and increasing the functionality of our existing products. We expect our research and development expenses to continue to increase in absolute dollars as we continue to invest in efforts to enhance the functionality of our platform and develop new products and features to produce next-generation edge computing solutions. Over the long term we expect our research and development expenses to decrease as a percentage of our revenue. However, our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
We focus our sales and marketing efforts on generating awareness of our company, platform and products, creating sales leads, and establishing and promoting our brand, both domestically and internationally. We plan to increase our investment in sales and marketing by hiring additional sales and marketing personnel, expanding our sales channels, driving our go-to-market strategies, building our brand awareness, and sponsoring additional marketing events. As a result, we expect our sales and marketing expenses to continue to increase in absolute dollars and may increase as a percentage of revenue in the foreseeable future. Over the long term, we expect our sales and marketing expenses to decrease as a percentage of our revenue. However, our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
Our general and administrative expenses include a significant amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Historically, we have not collected such taxes from our customers and have therefore recorded such taxes as general and administrative expenses. We expect that these expenses will decline in future years as we continue to implement our sales tax collection mechanisms and start collecting these taxes from our customers. We expect our general and administrative expenses to continue to increase in absolute dollars and as a percentage of revenue in the forseeable future. Over the long term, we expect our general and administrative expenses to decrease as a percentage of our revenue. However, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Income Taxes
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We have a full valuation allowance on our U.S. Federal and state deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future.
Results of Operations
The following tables set forth our results of operations for the period presented and as a percentage of our revenue for that period.

	Three months ended March 31,
	2020	2019
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$62,924	$45,556
Cost of revenue(1)	27,265	19,718
Gross profit	35,659	25,838
Operating expenses:
Research and development(1)	14,298	10,176
Sales and marketing(1)	19,168	15,039
General and administrative(1)	14,169	8,700
Total operating expenses	47,635	33,915
Loss from operations	(11,976)	(8,077)
Interest income	719	416
Interest expense	(316)	(1,235)
Other income (expenses), net	402	(776)
Loss before income taxes	(11,171)	(9,672)
Income taxes	819	55
Net loss attributable to common stockholders	$(11,990)	$(9,727)
__________

(1)	Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$615	$144
Research and development	1,671	432
Sales and marketing	1,483	369
General and administrative	2,560	522
Total	$6,329	$1,467

	Three months ended March 31,
	2020	2019
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%
Cost of revenue	43	43
Gross profit	57	57
Operating expenses:
Research and development	23	22
Sales and marketing	30	33
General and administrative	23	19
Total operating expenses	76	74
Loss from operations	(19)	(18)
Interest income	1	1
Interest expense	(1)	(3)
Other income (expenses), net	1	(2)
Loss before income taxes	(18)	(22)
Income taxes	1	—
Net loss attributable to common stockholders	(19)%	(22)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended March 31,
	2020	2019	Change
	(in thousands)
Revenue	$62,924	$45,556	38%
Revenue was $62.9 million for the three months ended March 31, 2020 compared to $45.6 million for the three months ended March 31, 2019, an increase of $17.4 million, or 38%. We had 1,837 customers and 297 enterprise customers as of March 31, 2020. We had 1,621 customers and 243 enterprise customers as of March 31, 2019. This represents an increase of 216, or 13%, in customers and 54, or 22%, in enterprise customers from March 31, 2019. Approximately 94% of our revenue in the three months ended March 31, 2020 was driven by usage on our platform. The remainder of our revenue was generated by our other products and services, including support and professional services.
U.S. revenue was $41.0 million and 65% of revenue for the three months ended March 31, 2020, and $33.4 million and 73% of revenue for the three months ended March 31, 2019. This represents an increase of $7.6 million, or 23%. International revenue was $21.9 million and 35% of revenue for the three months ended March 31, 2020, and $12.1 million and 27% of revenue for the three months ended March 31, 2019. This represents an increase of $9.8 million, or 81%. We had 906 domestic customers and 931 international customers as of March 31, 2020. We had 897 domestic customers and 724 international customers as of March 31, 2019. This is an increase in domestic customers of 9, or 1%, and an increase in international customers of 207, or 29%, compared to March 31, 2019.
Cost of Revenue

	Three months ended March 31,
	2020	2019	Change
	(in thousands)
Cost of revenue	$27,265	$19,718	38%
For the three months ended March 31, 2020 and 2019, our cost of revenue consisted of bandwidth, peering, and colocation fees, as well as personnel costs including salaries, benefits, bonuses, and stock-based compensation for employees who support the build out and operation of the network. Our cost of revenue also includes depreciation expense for network equipment, amortization of capitalized internal-use software, and other network costs.
Cost of revenue was $27.3 million for the three months ended March 31, 2020 compared to $19.7 million for the three months ended March 31, 2019, an increase of $7.5 million, or 38%. The increase in cost of revenue is primarily due to an increase in bandwidth costs of $3.0 million, an increase in colocation costs of $1.1 million, an increase in depreciation and amortization expense of $0.9 million as we continue to invest in our platform, and an increase in other network costs of $0.8 million to support the increased traffic on our platform. In addition, there was an increase in personnel costs of $1.6 million due to an increase in headcount to support the growth of our business.
Gross Profit and Gross Margin

	Three months ended March 31,
	2020	2019	Change
	(in thousands)
Gross profit	$35,659	$25,838	38%
Gross margin	57%	57%	—%
Gross profit was $35.7 million for the three months ended March 31, 2020 compared to $25.8 million for the three months ended March 31, 2019, an increase of $9.8 million, or 38%. The increase in gross profit in the three months ended March 31, 2020 compared to 2019 is due to the increase in both revenue from usage of our platform and the corresponding increase in associated costs of revenue.
Gross margin was 57% for the three months ended March 31, 2020 compared to 57% for the three months ended March 31, 2019, remaining consistent compared to prior year.
Operating Expenses

	Three months ended March 31,
	2020	2019	Change
	(in thousands)
Research and development	$14,298	$10,176	41%
Sales and marketing	19,168	15,039	27%
General and administrative	14,169	8,700	63%
Total operating expenses	$47,635	$33,915	40%
Percentage of revenue:
Research and development	23%	22%	(1)%
Sales and marketing	30%	33%	3%
General and administrative	23%	19%	(4)%
Research and development

Research and development expenses were $14.3 million for the three months ended March 31, 2020 compared to $10.2 million for the three months ended March 31, 2019, an increase of $4.1 million, or 41%. This is primarily due to an increase of $4.3 million of personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and an increase in stock-based compensation expense related to the increase in the fair value of our stock options, the issuance of restricted stock unit awards ("RSUs"), and expense associated with the Employee Stock Purchase Plan ("ESPP").
Sales and marketing
Sales and marketing expenses were $19.2 million for the three months ended March 31, 2020 compared to $15.0 million for the three months ended March 31, 2019, an increase of $4.1 million, or 27%. This is primarily due to a $2.7 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and an increase in stock-based compensation expense related to the increase in the fair value of our stock options, the issuance of RSUs, and expense associated with the ESPP. The increase is also due to an increase of $0.6 million in travel costs due to an increase in headcount, an increase of $0.4 million in marketing costs, and an increase of $0.3 million in professional fees, driven by the growth of our business year over year.
General and administrative
General and administrative costs were $14.2 million for the three months ended March 31, 2020 compared to $8.7 million for the three months ended March 31, 2019, an increase of $5.5 million, or 63%. This is primarily due to an increase of $3.3 million of personnel related costs, such as salaries, benefits, and stock-based compensation due to an increase in headcount and an increase in stock-based compensation expense related to the increase in the fair value of our stock options, the issuance of RSUs, and expense associated with the ESPP. The increase is also due to an increase of $0.8 million in external professional services such as legal, accounting, and enterprise systems, an increase of $0.7 million in facilities and information systems costs, and an increase of $0.6 million of business insurance costs associated with becoming a public company. The increase was partially offset by a $0.5 million decrease in bad debt expense.
Other Income and Expense
Interest Income

	Three months ended March 31,
	2020	2019	Change
	(in thousands)
Interest income	$719	$416	73%
Interest income was $0.7 million for the three months ended March 31, 2020 compared to $0.4 million for the three months ended March 31, 2019, an increase of $0.3 million, or 73%. This increase is due to interest on proceeds raised from our IPO.
Interest Expense

	Three months ended March 31,
	2020	2019	Change
	(in thousands)
Interest expense	$316	$1,235	(74)%
Interest expense was $0.3 million for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019, a decrease of $0.9 million, or 74%. This decrease is primarily due to the decrease in outstanding debt.

Other income (expense), net

	Three months ended March 31,
	2020	2019	Change
	(in thousands)
Other income (expense), net	$402	$(776)	(152)%
Other income, net was $0.4 million for the three months ended March 31, 2020 compared to other expense, net of $0.8 million for the three months ended March 31, 2019, an increase in other income, net of $1.2 million, or 152%. This increase is primarily due to the conversion of warrant liabilities to additional paid in capital upon the IPO, resulting in no mark-to-market adjustment in the three months ended March 31, 2020.
Liquidity and Capital Resources
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

To date, we have financed our operations primarily through equity issuances, payments received from customers, the net proceeds we received through sales of equity securities, and borrowings under our credit facilities. Our principal uses of cash in recent periods have primarily been around funding our operations and capital expenditures.
As of March 31, 2020, we had cash, cash equivalents, and marketable securities totaling $116.6 million, and restricted cash totaling $70.1 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits and money market funds held at major financial institutions and investment-grade commercial paper and corporate debt securities.

We believe that our cash and cash equivalents balances, our credit facilities, and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Collateralized Revolving Credit Agreement
In November 2019, we entered into a Revolving Credit Agreement for an aggregate commitment amount of $70.0 million with a maturity date of November 3, 2022. The amount of borrowings available under the Revolving Credit Agreement at any time are collateralized by our cash. As of March 31, 2020, $20.3 million had been drawn on the Revolving Credit Agreement.
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
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Three months ended March 31,
	2020	2019

Cash used in operating activities	$(7,186)	$(10,083)
Cash provided by (used in) investing activities	9,742	(3,594)
Cash provided by (used in) financing activities	3,766	(1,923)

Cash Flows from Operating Activities
For the three months ended March 31, 2020, cash used in operating activities consisted primarily of our net loss of $12.0 million adjusted for non-cash items, including $4.7 million of depreciation and amortization, and $6.3 million of stock-based compensation expense. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $6.0 million, primarily due to the growth of our business and the timing of cash receipts from certain of our larger customers, an increase in other long-term assets of $1.4 million due to higher commissions being capitalized subsequent to the adoption of ASC 606, and an increase of $1.1 million in prepaid expenses and other assets due to pre-payments for SaaS licenses. This was partially offset by an increase of $2.1 million in accounts payable, accrued expenses, and other liabilities due to timing of payments.
For the three months ended March 31, 2019, cash used in operating activities consisted primarily of our net loss of $9.7 million adjusted for non-cash items, including $3.7 million of depreciation and amortization, $1.5 million of stock-based compensation expense, an increase in our warrant liability of $0.7 million, and an increase in our bad debt expense of $0.6 million. With respect to changes in operating assets and liabilities, accounts payable, accrued expenses, and other liabilities increased $0.6 million. This was partially offset by an increase in accounts receivable increased of $4.6 million and an increase of $2.8 million in prepaid expenses and other assets, which primarily resulted from the growth of our business and the timing of cash receipts from certain of our larger customers, pre-payments for travel, SaaS licenses, and commissions.
Cash Flows from Investing Activities
For the three months ended March 31, 2020, cash provided by investing activities was $9.7 million, primarily consisting of $21.4 million of maturities and sales of marketable securities. This was offset by $10.2 million of payments related to purchases of property and equipment to expand our network, and $1.4 million of additions to capitalized internal-use software.
For the three months ended March 31, 2019, cash used in investing activities was $3.6 million, primarily consisting of $4.8 million of payments related to purchases of property and equipment to expand our network. We also purchased an additional $20.1 million of marketable securities and sold $21.3 million of marketable securities.
Cash Flows from Financing Activities
For the three months ended March 31, 2020, cash provided by financing activities was $3.8 million, primarily consisting of $3.2 million in proceeds from stock option exercises by our employees and $2.1 million in proceeds from the ESPP. This was partially offset by $1.5 million of capital lease payments.
For the three months ended March 31, 2019, cash used in financing activities was $1.9 million, primarily consisting of $2.5 million of debt payments, partially offset by $0.9 million in proceeds from stock option exercises by our employees.

Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating leases, purchase obligations for contracts with our cloud infrastructure provider, network service providers, and other vendors, and outstanding debt. There have been no material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for those described under Note 7 and Note 9 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management's Discussion and Analysis – Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Recent Accounting Pronouncements
See “Summary of Significant Accounting Policies" in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. To the extent that we lose our emerging growth company status and no longer qualify as an emerging growth company, we will no longer be permitted to use these reporting exemptions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $116.6 million, and restricted cash of $70.1 million as of March 31, 2020, which consisted of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our Cash Collateralized Revolving Credit Agreement. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Amounts borrowed under the Cash Collateralized Revolving Credit Agreement bear the same interest throughout the initial interest period, which ends in November 2020, at a rate of 3.46%. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
Currency Exchange Risks
The functional currency of our foreign subsidiaries is the U.S. dollar. Therefore, we are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars. The local currencies of our foreign subsidiaries are denominated in the British pound, Japanese Yen, Australian Dollar, and Euro. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the period. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective.

Material Weakness

Management identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2019, 2018, and 2017, related to the lack of sufficient qualified accounting personnel and information systems personnel, which led to incorrect application of generally accepted accounting principles, and insufficiently designed segregation of duties, information technology access security and change management, and controls over business processes, including the financial statement close and reporting processes with respect to the development of accounting policies, procedures, and estimates.

After these material weaknesses were identified, management implemented a remediation plan that included hiring key accounting personnel, creating a formal month-end close process, and establishing more robust processes supporting internal controls over financial reporting, including accounting policies, procedures, and estimates. During the three months ended March 31, 2020, management hired additional staff and continues to actively recruit for open positions within the accounting department and will, as necessary, supplement any interim staffing needs with temporary resources. We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses are remediated.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We currently serve our customers from our POPs located around the world. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. However, we have not developed redundancies for all aspects of our platform. We depend, in part, on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, public health issues, such as the COVID-19 pandemic, and similar events. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. In the event that there are any defects or errors in software, failures of hardware, damages to a facility, or misconfigurations of any of our services, we may have to divert resources away from other planned work, could experience lengthy interruptions in our platform, and also incur delays and additional expenses in arranging new facilities and services. Our customers may choose to divert their traffic away from our platform as a result of interruptions or delays. Disaster recovery arrangements, including the existence of redundant data centers that are designed to become active during certain lapses of service, may not function as intended, and any disruptions to our service could harm our business.

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

Health epidemics, including the current COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and customers operate.*

Our business and operations could be adversely affected by health epidemics, including the current COVID-19 pandemic, impacting the markets and communities in which we, our partners and customers operate. In December 2019, a disease referred to as COVID-19 was first reported and has spread to many countries worldwide, including the United States, and was declared a pandemic.

The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiations of their contracts, any of which may result in delayed or decreased revenue for us. We have experienced and may continue to experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect receivables from these customers. In addition, a portion of our revenue is related to usage of our platform in connection with live events, such as sporting events that have been or may be postponed or cancelled. A decline in revenue or the collectability of our receivables could harm our business. The nature and extent of the impact of the COVID-19 pandemic on our customers and our customers’ response to the COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. We have seen an increase in usage of our platform following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19. However, we cannot predict how long we will see this increased level of usage as these preventative measures, including shelter-in-place orders, school closures, travel bans and restrictions, limitations on business activity, quarantines, and other related measures and community practices, change over time. Our results of operations could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

The COVID-19 pandemic has been declared a national emergency in many countries. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and customers. In March 2020, we closed all of our offices, suspended non-essential travel, cancelled or postponed Fastly-sponsored events, and discouraged employee attendance at industry events and in-person work-related meetings. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities may be negatively impacted if our employees or local data center personnel are not able to travel. In addition, if standards bodies continue to require that audits be conducted in person, travel restrictions may also affect our ability to complete audits of our data centers and facilities, which may in turn affect our compliance certifications and cause customers to reduce or cease using our services. For activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. We have undertaken business continuity planning to identify and address the risks to our business posed by this pandemic, and have, among other things, prepared to eliminate single points of failure among our employees to address the decrease in employee productivity. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

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

We were founded in 2011 and have experienced net losses and negative cash flows from operations since inception. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this report. If we do not address these risks successfully, our business may be harmed.

We generated a net loss of $12.0 million for the three months ended March 31, 2020, and as of March 31, 2020, we had an accumulated deficit of $204.0 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

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

Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers. For trailing 12 months ended March 31, 2020, our top ten customers accounted for approximately 31% of our revenue. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers, our business would be harmed.

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

The estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable companies or end-users covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenues for us. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow for a variety of reasons, including reasons outside of our control, such as competition in our industry.

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

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 630 employees as of December 31, 2019 to 685 employees as of March 31, 2020. In addition, we are rapidly expanding, and expect to continue to expand in the future, our international operations. We have also experienced significant growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure, and management. We may not continue to grow as rapidly in the future. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Artur Bergman, our Chief Architect and Executive Chairman and Joshua Bixby, our Chief Executive Officer. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, such as with respect to Mr. Bergman and Mr. Bixby, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare, public health issues, such as the COVID-19 pandemic, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. To the extent that our platform and our products are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.*

Our net operating loss ("NOL") carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2019 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act (the "Tax Act"), our federal NOLs generated in tax years ending after December 31, 2019 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited (as described below under "The Tax Act could adversely affect our business and financial condition"). It is uncertain if and to what extent various states will conform to the Tax Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We are currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to us.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three months ended March 31, 2020, the percentage of revenue generated from customers outside the United States was 35% of our total revenue. We currently have offices in Japan, the United Kingdom, and the United States, as well as employees located throughout the world. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of March 31, 2020, approximately 19% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business.

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

Our business is dependent upon the timely supply of certain parts and components manufactured in China to construct our servers. To the extent that our suppliers are impacted by the COVID-19 pandemic, it likely will reduce the availability, or result in delays, of parts and components to us, which in turn could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.

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

Adverse tax laws or regulations could be enacted or existing laws could be applied to us, which could adversely affect our business and financial condition.*

We operate and are subject to taxes in the United States and numerous other jurisdictions throughout the world. Changes to federal, state, local, or international tax laws on income, sales, use, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations are currently being considered by the United States and other countries where we do business. These contemplated legislative initiatives include, but are not limited to, changes to transfer pricing policies and definitional changes to permanent establishment that could be applied solely or disproportionately to services provided over the internet. These contemplated tax initiatives, if finalized and adopted by countries, may ultimately impact our effective tax rate and could adversely affect our sales activity resulting in a negative impact on our operating results and cash flows.

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

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” informally titled the Tax Act, which significantly revises the Code. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limits the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, eliminates U.S. tax on foreign earnings (subject to certain important exceptions), allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our Class A common stock is also uncertain and could be adverse. More recently, on March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the CARES Act were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We are currently evaluating the impact of this legislation on our consolidated financial position, results of operations, and cash flows. Future regulatory guidance under the FFCR Act and the CARES Act (as well as under the TCJA) remains forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also highly possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on us. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Class A common stock.

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

Our financial results may be adversely affected by changes in accounting principles applicable to us.*

Generally accepted accounting principles in the United States ("U.S. GAAP") are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior to and subsequent to such change, and could affect the reporting of transactions completed before the announcement of a change.

For example, in May 2014, the FASB issued accounting standards update No. 2014-09 ("Topic 606"), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this standard as of January 1, 2019 using the modified retrospective method and its impact is reflected in our consolidated financial statements, which includes several newly required disclosures. Market practices with respect to these new disclosures are continuously evolving, and securities analysts and investors may not fully understand the implications of our disclosures or how or why they may differ from similar disclosures by other companies. Any additional new accounting standards could have a significant effect on our reported results. If our reported results fall below analyst or investor expectations, our stock price could decline.

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

We and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2019, 2018, and 2017 related to the lack of sufficient qualified accounting personnel, which led to incorrect application of U.S. GAAP, and insufficiently designed segregation of duties, information technology access security and change management, and controls over business processes, including the financial statement close and reporting processes with respect to the development of accounting policies, procedures, and estimates. Management has been actively engaged in remediating the above described material weakness. The following remedial actions have been taken during the three months ended March 31, 2020:

•	hired additional full-time accounting resources with appropriate levels of experience;

•	continued to actively recruit for open positions within the accounting department and will, as necessary, supplement any interim staffing needs with temporary resources;

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act, and state laws relating to privacy and data security, including the California Consumer Privacy Act (the "CCPA"), which became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted and the extent of its impact on our business. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2020, our Class B common stock held by stockholders, including our executive officers and directors and their affiliates, represents approximately 77.2% of the voting power of our outstanding capital stock, and Chief Architect and Executive Chairman, Artur Bergman, holds approximately 11.8% of our outstanding classes of common stock as a whole, but controls approximately 34.7% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and our Chief Architect and Executive Chairman on his own currently have and will continue to have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. If Mr. Bergman’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.

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

As of March 31, 2020, we have outstanding a total of 71,789,279 shares of Class A common stock and 24,335,019 shares of Class B common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.

Certain holders of our Class B common stock (including shares issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file on our behalf or for other stockholders.

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

We are an "emerging growth company" and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.*

We are an "emerging growth company," as defined in the JOBS Act, and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and extended adoption period for accounting pronouncements. We may take advantage of these exemptions until we are no longer an emerging growth company. We cannot predict whether investors will find our Class A common stock less attractive as a result of our reliance on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.*

We are required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Although we may qualify as an "emerging growth company" for as long as five years following our initial public offering, we expect to not be an "emerging growth company" sooner, which would expedite our obligation for our independent registered public accounting firm to issue an attestation report on management's assessment of our internal control over financial reporting and would accelerate our adoption of accounting standards. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation required under Section 404, and we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.*

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law for:

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
Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving the dispute in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

None.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38897	3.1	May 21, 2019
3.2	Amended and Restated Bylaws	S-1/A	333-230953	3.4	May 6, 2019
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.2
10.1+	Employment Agreement, by and between Fastly International (Holdings) Ltd. and Joshua Bixby dated February 19, 2020.	8-K	001-38897	10.1	February 20, 2020
10.2+	Equity Offer Letter, by and between Fastly, Inc. and Joshua Bixby dated February 19, 2020	8-K	001-38897	10.2	February 20, 2020
10.3+	Modification to Offer Letter Agreement, by and between Fastly, Inc. and Artur Bergman dated February 19, 2020.	8-K	001-38897	10.3	February 20, 2020
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
__________

+	Indicates management contract or compensatory plan.
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

FASTLY, INC.

May 8, 2020	By:	/s/ Joshua Bixby
Joshua Bixby Chief Executive Officer (Principal Executive Officer)

May 8, 2020	By:	/s/ Adriel Lares
Adriel Lares Chief Financial Officer (Principal Financial and Accounting Officer)