Form 10-Q
period 2020-06-30
Fastly, Inc.
filed 2020-08-07
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020, 90.4 million shares of the registrants’ Class A common stock were outstanding and 14.8 million shares of registrant's Class B common stock were outstanding.

TABLE OF CONTENTS

		Page
	Part I - Financial Information
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2020 and 2019	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Six Months Ended June 30, 2020 and 2019	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	10
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4.	Controls and Procedures	49
	Part II - Other Information	51
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3.	Defaults Upon Senior Securities	83
Item 4.	Mine Safety Disclosures	83
Item 5.	Other Information	83
Item 6.	Exhibits	84
	Signatures	85

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:
•our ability to attract and retain customers;
•our ability to increase the usage of our platform by existing customers;
•defects, interruptions, security breaches, delays in performance, or similar problems with our platform;
•the potential impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we, our partners, and our customers operate;
•our financial performance, including our revenue, cost of revenue, operating expenses, and our ability to attain and sustain profitability;
•our ability to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences;
•the growth of our relevant markets;
•our platform’s functionality, scalability, performance, ease of use, reliability, and cost effectiveness relative to that of our competitors’ products and services;
•our ability to compete effectively with existing competitors and new market entrants;
•our ability to attract and retain qualified employees and key personnel;
•our ability to maintain, protect, and enhance our intellectual property; and
•our ability to comply with laws and regulations that currently apply or may become applicable to our business or our customers both in the United States and internationally.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of June 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$257,418	$16,142
Marketable securities	126,607	114,967
Accounts receivable, net of allowance for doubtful accounts of $2,654 and $1,816 as of June 30, 2020 and December 31, 2019, respectively	58,331	37,136
Restricted cash	70,087	70,087
Prepaid expenses and other current assets	12,974	10,991
Total current assets	525,417	249,323
Property and equipment, net	65,836	60,037
Goodwill	347	372
Intangible assets, net	2,864	1,125
Other assets	13,400	10,112
Total assets	$607,864	$320,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,087	$4,602
Accrued expenses	22,631	19,878
Current portion of long-term debt	5,188	4,472
Other current liabilities	4,402	8,169
Total current liabilities	38,308	37,121
Long-term debt, less current portion	24,858	25,158
Other long-term liabilities	2,533	1,038
Total liabilities	65,699	63,317
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A and Class B common stock	2	2
Additional paid-in capital	760,237	449,463
Accumulated other comprehensive income	385	196
Accumulated deficit	(218,459)	(192,009)
Total stockholders’ equity	542,165	257,652
Total liabilities and stockholders’ equity	$607,864	$320,969

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$74,663	$46,173	$137,587	$91,729
Cost of revenue	29,697	20,784	56,962	40,502
Gross profit	44,966	25,389	80,625	51,227
Operating expenses:
Research and development	16,655	11,244	30,953	21,420
Sales and marketing	24,680	16,906	43,848	31,945
General and administrative	18,069	8,920	32,238	17,620
Total operating expenses	59,404	37,070	107,039	70,985
Loss from operations	(14,438)	(11,681)	(26,414)	(19,758)
Interest income	378	861	1,097	1,277
Interest expense	(371)	(2,989)	(687)	(4,224)
Other income (expense), net	(53)	(1,696)	349	(2,472)
Loss before income taxes	(14,484)	(15,505)	(25,655)	(25,177)
Income taxes	(24)	82	795	137
Net loss	$(14,460)	$(15,587)	$(26,450)	$(25,314)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.26)	$(0.27)	$(0.59)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	99,835	59,781	97,618	42,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(14,460)	$(15,587)	$(26,450)	$(25,314)
Other comprehensive income:
Foreign currency translation adjustment	$(94)	$(21)	$(81)	$7
Gain (loss) on investments in available-for-sale-securities, net of tax	(208)	14	270	42
Total other comprehensive income (loss)	$(302)	$(7)	$189	$49
Comprehensive loss	$(14,762)	$(15,594)	$(26,261)	$(25,265)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts; unaudited)

	Three months ended June 30, 2020
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	71,789,279	$1	24,171,714	$1	$459,360	$687	$(203,999)	$256,050
Issuance of Class A common stock issued in connection with the follow-on public offering, net of underwriting discounts	6,900,000	—	—	—	274,177	—	—	274,177
Vesting of early exercised stock options	—	—	28,728	—	128	—	—	128
Vesting of restricted stock units	60,458	—	—	—	—	—	—	—
Shares issued under ESPP	226,288	—	—	—	4,247	—	—	4,247
Exercise of vested stock options	1,716,673	—	—	—	5,657	—	—	5,657
Exercise of common stock warrants	—	—	145	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,668	—	—	16,668
Conversion of Class B to Class A Stock	9,628,764	—	(9,628,764)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,460)	(14,460)
Other comprehensive loss	—	—	—	—	—	(302)	—	(302)
Balance as of June 30, 2020	90,321,462	$1	14,716,313	$1	$760,237	$385	$(218,459)	$542,165

	Three months ended June 30, 2019
	Convertible Preferred Stock		Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2019	53,630,213	$219,584	—	—	25,521,408	$1	18,676	$(2,109)	$20	$(150,186)	$(133,598)
Conversion of convertible preferred stock to Class B common stock	(53,630,213)	(219,584)	—	—	53,630,213	1	219,583	—	—	—	219,584
Conversion of convertible preferred stock warrants into Class B common stock warrants	—	—	—	—	—	—	5,665	—	—	—	5,665
Issuance of Class A common stock in connection with the IPO, net of underwriting discounts	—	—	12,937,500	—	—	—	186,912	—	—	—	186,912
Exercise of stock options	—	—	57,658	—	761,479	—	1,893	—	—	—	1,893
Exercise of common stock warrants	—	—	—	—	172,380	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	40,530	—	155	—	—	—	155
Stock-based compensation	—	—	—	—	—	—	2,243	—	—	—	2,243
Repayment of stockholder note	—	—	—	—	26,642	—	62	—	—	—	62
Net loss	—	—	—	—	—	—	—	—	—	(15,587)	(15,587)
Other comprehensive loss	—	—	—	—	—	—	—	—	(7)	—	(7)
Balance as of June 30, 2019	—	$—	12,995,158	$—	80,152,652	$2	$435,189	$(2,109)	$13	$(165,773)	$267,322

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts; unaudited)

	Six months ended June 30, 2020
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	60,954,694	$1	33,863,021	$1	$449,463	$196	$(192,009)	$257,652
Issuance of Class A common stock issued in connection with the follow-on public offering, net of underwriting discounts	6,900,000	—	—	—	274,177	—	—	274,177
Vesting of early exercised stock options	—	—	65,318	—	274	—	—	274
Vesting of restricted stock units	60,458	—	—	—	—	—	—	—
Shares issued under ESPP	226,288	—	—	—	4,247	—	—	4,247
Exercise of vested stock options	2,823,361	—	—	—	8,831	—	—	8,831
Cashless exercise of common stock warrants	—	—	144,635	—	—	—	—	—
Stock-based compensation	—	—	—	—	23,245	—	—	23,245
Conversion of Class B to Class A Stock	19,356,661	—	(19,356,661)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(26,450)	(26,450)
Other comprehensive income	—	—	—	—	—	189	—	189
Balance as of June 30, 2020	90,321,462	$1	14,716,313	$1	$760,237	$385	$(218,459)	$542,165

	Six months ended June 30, 2019
	Convertible Preferred Stock		Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	53,630,213	$219,584	—	—	25,025,836	1	16,403	(2,109)	(36)	(146,186)	(131,927)
Impact of change in accounting policy	—	—	—	—	—	—	—	—	—	5,727	5,727
Conversion of convertible preferred stock to Class B common stock	(53,630,213)	(219,584)	—	—	53,630,213	1	219,583	—	—	—	219,584
Conversion of convertible preferred stock warrants into Class B common stock warrants	—	—	—	—	—	—	5,665	—	—	—	5,665
Issuance of Class A common stock in connection with the IPO, net of underwriting discounts	—	—	12,937,500	—	—	—	186,912	—	—	—	186,912
Exercise of stock options	—	—	57,658	—	1,211,230	—	2,532	—	—	—	2,532
Exercise of common stock warrants				—	172,380	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	81,054	—	310	—	—	—	310
Stock-based compensation	—	—	—	—	—	—	3,710	—	—	—	3,710
Repayment of stockholder note	—	—	—	—	31,939	—	74	—	—	—	74
Net loss	—	—	—	—	—	—	—	—	—	(25,314)	(25,314)
Other comprehensive income	—	—	—	—	—	—	—	—	49	—	49
Balance as of June 30, 2019	—	$—	12,995,158	$—	80,152,652	$2	$435,189	$(2,109)	$13	$(165,773)	$267,322

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,450)	$(25,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,444	7,624
Amortization of deferred rent	1,491	3,985
Amortization of debt issuance costs	38	1,816
Stock-based compensation	22,610	3,710
Provision for doubtful accounts	1,016	69
Change in fair value of preferred stock warrant liabilities	—	2,404
Other adjustments	(20)	(400)
Interest paid on capital leases	(268)	(171)
Loss on disposals of property and equipment	—	39
Changes in operating assets and liabilities:
Accounts receivable	(22,211)	(3,882)
Prepaid expenses and other current assets	(1,983)	(3,209)
Other assets	(3,288)	(4,966)
Accounts payable	1,364	3,270
Accrued expenses	2,626	287
Other liabilities	(336)	(910)
Net cash used in operating activities	(15,967)	(15,648)
Cash flows from investing activities:
Purchases of marketable securities	(56,187)	(32,662)
Sales of marketable securities	—	3,578
Maturities of marketable securities	44,901	44,056
Purchases of property and equipment	(12,550)	(7,522)
Capitalized internal-use software	(2,181)	(1,707)
Purchases of intangible assets	(1,811)	(636)
Net cash provided by (used in) investing activities	(27,828)	5,107
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting fees	—	192,510
Payments of costs related to initial public offering	—	(3,653)
Proceeds from follow-on public offering, net of underwriting fees	274,896	—
Payments of costs related to follow-on public offering	(173)	—
Repayments of notes payable	—	(4,988)
Repayments of capital leases	(2,591)	(676)
Proceeds from employee stock purchase plan	4,164	810
Proceeds from exercise of vested stock options	8,831	2,530
Proceeds from early exercise of stock options	—	520
Proceeds from payment of stockholder note	—	74
Net cash provided by financing activities	285,127	187,127
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(56)	1
Net increase in cash, cash equivalents, and restricted cash	241,276	176,587
Cash, cash equivalents, and restricted cash at beginning of period	86,229	36,963
Cash, cash equivalents, and restricted cash at end of period	$327,505	$213,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Six months ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$348	$4,435
Cash paid for income taxes, net of refunds received	$910	$13
Property and equipment additions not yet paid in cash	$3,885	$8,035
Vesting of early-exercised stock options	$274	$310
Capital lease outstanding from current year addition	$2,969	$3,740
Change in other assets from change in accounting principle	$—	$5,727
Conversion of convertible preferred stock warrants to convertible common stock warrants	$—	$5,665
Cashless exercise of common stock warrants	$1,557	$—
Costs related to the initial public offering, accrued but not yet paid	$—	$1,945
Stock-based compensation capitalized to internal-use software	$635	$—
Costs related to the follow-on public offering, accrued but not yet paid	$546	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$257,418	$213,463
Restricted cash	70,087	87
Total cash, cash equivalents, and restricted cash	$327,505	$213,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.  Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. As of June 30, 2020, our edge network spans 72 Points-of-Presence ("POPs") across 55 markets around the world. We were incorporated in Delaware in 2011 and are headquartered in San Francisco, California.
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
Initial Public Offering ("IPO")
        On May 21, 2019, we completed an IPO in which we sold 12,937,500 shares of our newly authorized Class A common stock, which included 1,687,500 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $16.00 per share. We received net proceeds of $192.5 million, after deducting underwriting discounts and commissions, from sales of our shares in the IPO. The net proceeds include additional proceeds of $25.1 million, net of underwriters' discounts and commissions, from the exercise of the underwriters' option to purchase an additional 1,687,500 shares of our Class A common stock. Prior to the closing of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock.
Immediately upon the closing of the IPO, all shares of convertible preferred stock then outstanding were converted into 53,630,213 shares of Class B common stock on a one-to-one basis. Prior to the IPO, we had seven outstanding series of convertible preferred stock each with a par value of $0.00002 per share, convertible at the option of the holder, that was classified as temporary equity on our consolidated balance sheet. On May 17, 2019, immediately upon closing of the IPO, our convertible preferred stock was automatically converted to shares of our Class B common stock. As of both June 30, 2020 and December 31, 2019, we had no convertible preferred stock issued or outstanding.
Follow-on Public Offering
On May 26, 2020, we completed a follow-on public offering in which we sold 6,900,000 shares of Class A common stock, which included 900,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $41.50 per share. We received net proceeds of $274.9 million, after deducting underwriting discounts and commissions, from sales of our shares in the public offering.

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
Unaudited Interim Financial Statements
The accompanying interim condensed consolidated balance sheet as of June 30, 2020, the related interim condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, and the condensed consolidated statements of convertible preferred stock and stockholders' equity (deficit) for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and the related footnote disclosures are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our financial position as of June 30, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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
The ongoing global COVID-19 pandemic has impacted many operational aspects of our business and may continue to do so in the future. We assessed the impact that COVID-19 had on our results of operations, including, but not limited to an assessment of our allowance for doubtful accounts, the carrying value of short-term and long-term investments, the carrying value of goodwill and other long-lived assets, and the impact to revenue recognition and cost of revenues. While the COVID-19 pandemic has not had a material adverse impact on our financial operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. We will continue to actively monitor the impact that COVID-19 has on the results of our business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of our employees, customers, partners, suppliers and stockholders. As a result our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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
One customer accounted for 13% and 12% of revenue for the three and six months ended June 30, 2020, and 20% of the total accounts receivable balance as of June 30, 2020. No customer accounted for more than 10% of revenue for the three and six months ended June 30, 2019, or more than 10% of the total accounts receivable balance as of December 31, 2019.

Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to those described in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
New Accounting Pronouncements to be Adopted
We are currently an emerging growth company as defined in Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we will cease to be an emerging growth company as of December 31, 2020. Once we no longer qualify as an emerging growth company, we will no longer be permitted to use these reporting exemptions.
In February 2016, the FASB issued new guidance, Accounting Standard Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Accordingly, this new standard introduces a lessee model that brings most operating leases on the balance sheet and also aligns certain of the underlying principles of the new lessor model with those in the new revenue recognition standard. We intend to elect the modified transition method discussed in ASU 2018-11. With the election, the effect of initially applying the standard can be recognized as a cumulative-effect adjustment to retained earnings in the period of adoption and an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with “Leases (Topic 840)”, including the associated disclosure requirements. The standard is effective for public entities' interim and annual periods beginning after December 15, 2018. As we will cease to be an emerging growth company as of December 31, 2020, we expect to adopt the standard on December 31, 2020, presenting the initial application of ASC 842 beginning on January 1, 2020, in our annual financial statements included in our Form 10-K for year ended December 31, 2020.
        In June 2016, FASB issued new guidance, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures. The standard is effective for public entities' interim and annual periods beginning after December 15, 2018. As we will cease to be an emerging growth company as of December 31, 2020, we expect to adopt the standard on December 31, 2020, presenting the initial application of ASC 326 beginning on January 1, 2020, in our annual financial statements included in our Form 10-K for year ended December 31, 2020.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement ("ASU 2018-15"). This guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures. The standard is effective for public entities' interim and annual periods beginning after December 15, 2018. As we will cease to be an emerging growth company as of December 31, 2020, we expect to adopt the standard on December 31, 2020, presenting the initial application of ASC 350 beginning on January 1, 2020, in our annual financial statements included in our Form 10-K for year ended December 31, 2020.
        On December 18, 2019, the FASB released ASU 2019-12 which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures. The standard is effective for public entities' interim and annual periods beginning after December 15, 2020. We expect to adopt this standard on January 1, 2021 for our fiscal year 2021 audited financial statements.

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

Our revenue by geography is based on the billing address of the customer. Aside from the United States, one other country, Singapore, accounted for 13% and 12% of revenue for the three and six months ended June 30, 2020, respectively. Aside from the United States, no other single country accounted for more than 10% of revenue for the three and six months ended June 30, 2019.

The following table presents our net revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
United States	$46,046	$32,521	$87,054	$65,943
Asia Pacific	14,057	4,462	23,851	8,140
Europe	7,993	6,437	15,546	12,782
All other	6,567	2,753	11,136	4,864
Total revenue	$74,663	$46,173	$137,587	$91,729

The majority of our revenue is derived from enterprise customers, which are defined as customers with revenue in excess of $100,000 over the previous 12-month period. The following table presents our net revenue for enterprise and non-enterprise customers:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Enterprise customers	$67,330	$39,421	$123,137	$78,465
Non-enterprise customers	7,333	6,752	14,450	13,264
Total revenue	$74,663	$46,173	$137,587	$91,729

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

The following table presents our contract assets and contract liabilities as of June 30, 2020 and as of December 31, 2019:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Contract assets	$322	$271
Contract liabilities	$48	$317

The following table presents the revenue recognized during the three and six months ended June 20, 2020 and 2019 from amounts included in the contract liability at the beginning of the period:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$834	$1,069	$301	$2,006

Remaining performance obligations

As of June 30, 2020 and December 31, 2019, we had $76.7 million and $70.7 million, of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods, respectively. We apply the practical expedient of ASC 606, which gives us the optional exemption from disclosing certain information about our remaining performance obligations for our service contracts for which the original contract duration is one year or less, such as the aggregate transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. The typical contract term is one year, although terms may vary by contract. As of June 30, 2020, we expect to recognize 87% of this balance over the next 12 months and the remainder within the following year.

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

As of June 30, 2020 and December 31, 2019, our costs to obtain contracts were as follows:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Deferred commissions	$9,698	$6,804

During the three months ended June 30, 2020 and 2019, we recognized $0.8 million and $0.6 million of amortization related to deferred commissions. During the six months ended June 30, 2020 and 2019, we recognized $1.5 million and $1.1 million of amortization related to deferred commissions. These costs are recorded within the sales and marketing line item on the accompanying Condensed Consolidated Statements of Operations.

4.  Investments and Fair Value Measurements
Our total cash, cash equivalents and marketable securities consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents:
Cash	$5,782	$11,623
Money market funds	248,637	2,020
Commercial paper	2,999	2,499
Total cash and cash equivalents	$257,418	$16,142
Marketable securities:
Corporate notes and bonds	$17,448	$17,470
Commercial paper	47,841	5,481
U.S. Treasury securities	50,439	78,160
Asset-backed securities	10,879	13,856
Total marketable securities	$126,607	$114,967

Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$17,383	$65	$—	$17,448
Commercial paper	47,841	—	—	47,841
U.S. Treasury securities	50,097	342	—	50,439
Asset-backed securities	10,855	24	—	10,879
Total available-for-sale investments	$126,176	$431	$—	$126,607

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$17,462	$9	$(1)	$17,470
Commercial paper	5,481	—	—	5,481
U.S. Treasury securities	78,075	85	—	78,160
Asset-backed securities	13,852	4	—	13,856
Total available-for-sale investments	$114,870	$98	$(1)	$114,967
The majority of our securities classified as available-for-sale as of June 30, 2020 have contractual maturities of one year or less. Certain securities held and classified as available-for-sale as of June 30, 2020 have contractual maturities greater than one year; however, we do not intend to hold these securities to maturity. Consistent with our intentions to hold the securities for less than 12 months we classify all securities as short-term. As of December 31, 2019, all securities classified as available-for-sale had contractual maturities of one year or less. There were no securities in a continuous loss position for 12 months or longer as of June 30, 2020 and December 31, 2019. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above, as we believe that the decrease in fair value of these securities is temporary.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$248,637	$—	$—	$248,637
Commercial paper	—	2,999	—	2,999
Total cash equivalents	248,637	2,999	—	251,636
Marketable securities:
Corporate notes and bonds	—	17,448	—	17,448
Commercial paper	—	47,841	—	47,841
U.S. Treasury securities	—	50,439	—	50,439
Asset-backed securities	—	10,879	—	10,879
Total marketable securities	—	126,607	—	126,607
Restricted cash:
Money market funds	70,087	—	—	70,087
Total restricted cash	70,087	—	—	70,087
Total financial assets	$318,724	$129,606	$—	$448,330

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$2,020	$—	$—	$2,020
U.S. Treasury securities	—	2,499	—	2,499
Total cash equivalents	2,020	2,499	—	4,519
Marketable securities:
Corporate notes and bonds	—	17,470	—	17,470
Commercial paper	—	5,481	—	5,481
U.S. Treasury securities	—	78,160	—	78,160
Asset-backed securities	—	13,856	—	13,856
Total marketable securities	—	114,967	—	114,967
Restricted cash:
Money market funds	70,087	—	—	70,087
Total restricted cash	70,087	—	—	70,087
Total financial assets	$72,107	$117,466	$—	$189,573
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and six months ended June 30, 2020 and 2019.

5.  Balance Sheet Information
Property and equipment, net
Property and equipment, net consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
	(in thousands)
Computer and networking equipment	$101,508	$89,830
Leasehold improvements	3,307	3,285
Furniture and fixtures	679	681
Office equipment	620	579
Internal-use software	16,717	13,901
Property and equipment, gross	$122,831	$108,276
Accumulated depreciation and amortization	(56,995)	(48,239)
Property and equipment, net	$65,836	$60,037
Depreciation and amortization expense on property and equipment for the three months ended June 30, 2020 and 2019 was approximately $4.7 million and $3.9 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $0.6 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively.
Depreciation and amortization expense on property and equipment for the six months ended June 30, 2020 and 2019 was approximately $9.4 million and $7.6 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $1.2 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020 and December 31, 2019, the unamortized balance of capitalized internal-use software costs on our Condensed Consolidated Balance Sheets was approximately $10.1 million and $8.5 million, respectively.
Accrued expenses
Accrued expenses consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
	(in thousands)
Accrued compensation and related benefits	$9,176	$8,734
Sales and use tax payable	4,792	3,938
Accrued colocation and bandwidth costs	4,059	3,237
Other accrued liabilities	4,604	3,969
Total accrued expenses	$22,631	$19,878

Other Current Liabilities
Other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
	(in thousands)
Liability for early-exercised stock options	$321	$467
Deferred revenue	48	317
Accrued computer and networking equipment	3,775	7,060
Other current liabilities	258	325
Total other current liabilities	$4,402	$8,169
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
	(in thousands)
Deferred rent	$2,256	$634
Other long-term liabilities	277	404
Total other long-term liabilities	$2,533	$1,038

6.  Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows:

Six months ended June 30, 2020
(in thousands)
Balance as of December 31, 2019	$372
Foreign currency translation	(25)
Balance as of June 30, 2020	$347
As of June 30, 2020 and December 31, 2019, our intangible assets consisted of the following:

	As of June 30, 2020			As of December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
In-process research and development ("IPR&D")	$368	$—	$368	$—	$—	$—
Internet protocol addresses	2,891	(434)	2,457	1,448	(362)	1,086
Domain name	39	—	39	39	—	39
Total intangible assets	$3,298	$(434)	$2,864	$1,487	$(362)	$1,125

Our intangible assets are comprised of internet protocol address costs, domain name costs and IPR&D. Internet protocol addresses and Domain name intangible assets are subject to amortization. During the three and six months ended June 30, 2020, we acquired certain IPR&D assets for $0.4 million, which is not subject to amortization.
During the three and six months ended June 30, 2019, we purchased additional internet protocol addresses and domain names for a gross carrying value of $0.6 million and $0.1 million, respectively. During both the three and six months ended June 30, 2020, we purchased additional internet protocol addresses and domain names for a gross carrying value of $1.4 million.
The annual expected amortization expense of intangible assets subject to amortization as of June 30, 2020 is as follows:

As of June 30, 2020
(in thousands)
Remainder of 2020	$151
2021	302
2022	302
2023	296
2024	289
Thereafter	1,156
Total	$2,496
We perform tests for impairment of goodwill and long-lived assets on an annual basis as of October 31 or more frequently if events or changes in circumstances indicate that the long-lived assets might be impaired. We did not record any impairment charges during both the three and six months ended June 30, 2020 and 2019.
The aggregate expense related to amortization of intangible assets for both the three months ended June 30, 2020 and the three months ended June 30, 2019 were each less than $0.1 million.

7.  Debt Instruments
Capital Lease Agreement
        In June 2017, we entered into a Capital Lease Agreement with an equipment provider. The agreement provides for a bargain purchase price at the end of the term. The following table reflects the Capital Lease agreements under our single master Capital Lease agreement entered into in June 2017:

Date of Signed Agreement	Date of Commencement, per Signed Agreement	Amount of Network Equipment (in millions)	Annual Interest Rate	Term of Agreement (in years)
June 2017	June 2017	$5.0	5.24%	4.0
March 2018	March 2018	$0.5	5.38%	4.0
February 2019	February 2019	$2.9	5.38%	3.0
March 2019	March 2019	$1.3	5.38%	3.0
August 2019	August 2019	$1.3	6.33%	3.0
November 2019	November 2019	$2.2	5.69%	3.0
December 2019	December 2019	$1.0	5.42%	3.0
January 2020	February 2020	$1.0	5.42%	3.0
March 2020	April 2020	$2.3	5.42%	3.0
June 2020	July 2020	$3.6	4.95%	3.0

As of June 30, 2020 and December 31, 2019, $9.9 million and $9.5 million was outstanding under the Capital Lease Agreement. We recognize the amortization of the underlying capital lease assets as depreciation and amortization expense.
Cash Collateralized Revolving Credit Agreement
In November 2019, we entered into a Revolving Credit Agreement for an aggregate commitment amount of $70.0 million with a maturity date of November 3, 2022. The amount of borrowings available under the Revolving Credit Agreement at any time are collateralized by our cash, which is classified as restricted cash on our balance sheets.
The interest rate associated with each advance under the Revolving Credit Agreement is equal to the sum of LIBOR for the applicable interest period plus 1.50% which is a per annum rate based on outstanding borrowings. As such, for the initial interest period ending in November 2020, the interest rate is set at 3.46%. The commitment fee is 0.20% per annum based on the average daily unused amount of the commitment amount. Interest payments on outstanding borrowings are due on the last day of each interest period and payments for the commitment fee are due at the end of each calendar quarter. As of both June 30, 2020 and December 31, 2019, the outstanding balance on the Revolving Credit Agreement was $20.3 million.
The following table reflects the carrying values of the debt and capital lease agreements as of June 30, 2020 and December 31, 2019:

	As of June 30,	As of December 31,
	2020	2019
	(in thousands)
Liability component:
Principal amount—Cash Collateralized Revolving Credit Agreement	$20,300	$20,300
Less: unamortized debt issuance costs	(180)	(219)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion—Cash Collateralized Revolving Credit Agreement	$20,120	$20,081
Principal amount—Capital Lease Agreement	9,926	9,549
Less: current portion of long-term debt	(5,188)	(4,472)
Long-term debt, less current portion—Capital Lease Agreement	$4,738	$5,077
Total long-term debt, less current portion	$24,858	$25,158
Contractual future repayments for our debt and capital lease obligations as of June 30, 2020 are as follows:

	Principal	Interest	Total
	(in thousands)
Remainder of 2020	$3,176	$1,083	$4,259
2021	5,795	1,216	7,011
2022	23,966	904	24,870
2023	868	11	879
2024	—	—	—
Thereafter	—	—	—
Total	$33,805	$3,214	$37,019
Interest expense related to debt for the three months ended June 30, 2020 and 2019 was $0.4 million and $3.0 million, respectively. Interest expense related to debt for the six months ended June 30, 2020 and 2019 was $0.7 million and $4.2 million, respectively.

8.  Commitments and Contingencies
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
We recognize rent expense on a straight-line basis over the lease period and have accrued for any rent expense incurred but not paid at each reporting period end. Rent expense for the three months ended June 30, 2020 and 2019 was $2.0 million and $1.8 million, respectively. Rent expense for the six months ended June 30, 2020 and 2019 was $4.3 million and $3.5 million, respectively.
During the three and six months ended June 30, 2020 and 2019, we also had sublease agreements with tenants of various properties vacated by us. The amount earned from our sublease tenants was approximately $0.3 million and $0.3 million during the three months ended June 30, 2020 and 2019, respectively. The amount earned from our sublease tenants was approximately $0.6 million and $0.6 million during the six months ended June 30, 2020 and 2019, respectively.
Purchase Commitments
As of June 30, 2020, we had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, colocation, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors). Our minimum future commitments related to cost of revenue related agreements as of June 30, 2020 were as follows:

Cost of Revenue Commitments
(in thousands)
Remainder of 2020	$27,606
2021	22,664
2022	9,732
2023	1,756
2024	245
Thereafter	73
Total	$62,076
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

9.  Stockholders' Equity
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
As of June 30, 2020 and December 31, 2019, 14.7 million and 33.9 million shares of Class B common stock were issued and outstanding, respectively. As of June 30, 2020 and December 31, 2019, 90.3 million and 61.0 million shares of Class A common stock were issued and outstanding, respectively. As of both June 30, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding.
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
As of both June 30, 2020 and December 31, 2019, there were 23.6 million shares of Class B common stock reserved for issuance under the 2011 Plan. As of both June 30, 2020 and December 31, 2019, there were no shares of Class B common stock available for issuance pursuant to future grants under the 2011 Plan.
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
As of June 30, 2020 and December 31, 2019, there were 19.2 million shares and 14.4 million shares of Class A common stock reserved for issuance under the 2019 Plan, respectively. As of June 30, 2020 and December 31, 2019, there were 13.5 million and 12.4 million Class A common stock available for issuance under the 2019 Plan, respectively.
In May 2019, in conjunction with our IPO, our Board and stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year.

As of June 30, 2020 and December 31, 2019, there were 3.5 million shares and 2.5 million shares of Class A common stock reserved for issuance under the ESPP, respectively. As of June 30, 2020 and December 31, 2019, there were 3.1 million shares and 2.2 million shares of Class A common stock available for future issuance under the ESPP, respectively.

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
The following table summarizes stock option activity during the six months ended June 30, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2019	11,269	$4.68	7.3	$173,471
Granted	—	—
Exercised	(2,823)	3.06
Cancelled/forfeited	(116)	7.81
Outstanding at June 30, 2020	8,330	$5.19	7.0	$665,911
Vested and exercisable at June 30, 2020	4,799	$3.14	6.1	$393,468
The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was $76.3 million and $10.9 million, respectively.
The total grant date fair value of employee options vested for the six months ended June 30, 2020 and 2019 was $4.6 million and $2.8 million, respectively.
The weighted average grant-date fair value for options granted to employees during the six months ended June 30, 2019 was $5.36. There were no options granted during the six months ended June 30, 2020.
We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. We estimated the fair value of stock option awards using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2020	2019
Fair value of common stock	N/A	$11.14
Expected term (in years)	N/A	6.02
Risk-free interest rate	N/A	2.50%
Expected volatility	N/A	40.0%
Dividend yield	N/A	—%
During the three months ended June 30, 2020 and 2019, we recorded stock-based compensation expense from stock options of approximately $2.0 million and $1.9 million, respectively. During the six months ended June 30, 2020 and 2019, we recorded stock-based compensation expense from stock options of approximately $3.8 million and $3.3 million, respectively.
As of June 30, 2020, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $14.2 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.36 years.
Early Exercise of Stock Options
Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the accompanying Condensed Consolidated Balance Sheets and reclassified into equity as the options vest. As of June 30, 2020 and December 31, 2019, a total of 134,577 and 199,895 shares of Class B Common Stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of approximately $0.6 million and $0.9 million as of June 30, 2020 and December 31, 2019, respectively, is recorded in other current liabilities and other liabilities on the accompanying Condensed Consolidated Balance Sheets.
The activity of non-vested shares as a result of early exercise of options granted to employees and non-employees, is as follows:

Six months ended June 30,
2020
(in thousands)
Beginning balance as of December 31, 2019	200
Early exercise of options	—
Vested	(65)
Repurchased	—
Ending balance as of June 30, 2020	135
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
The following table summarizes RSU activity during the six months ended June 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
RSUs outstanding as of December 31, 2019	1,641	$20.07
Granted	3,673	23.84
Vested	(60)	13.50
Cancelled/forfeited	(88)	20.83
RSUs outstanding as of June 30, 2020	5,166	$22.81
During the three and six months ended June 30, 2020, we recognized stock-based compensation expense related to RSUs of $13.4 million and $17.4 million, respectively. There was no stock-based compensation expense recognized related to RSUs during the three and six months ended June 30, 2019.
During the three and six months ended June 30, 2020, the Company modified the terms of its RSUs awarded to an employee to allow for the remainder unvested awards to be fully vested upon their change in employment status. As a result, the Company recorded incremental stock-based compensation expense in relation to the modification of $4.8 million for both the three and six months ended June 30, 2020. Included in this expense, is the incremental fair value resulting from the modifications of the RSUs of $0.1 million.
As of June 30, 2020, total unrecognized stock-based compensation cost related to non-vested RSUs was $99.1 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.34 years.
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
As of the six months ended June 30, 2020, none of these performance conditions have been set or met. We expect to record stock-based compensation related to these PSUs once it is considered probable that the performance conditions will be met.
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
We estimated the fair value of shares granted under the ESPP on the first date of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30,
	2020	2019
Fair value of common stock	$14.09	$6.92
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.63%	2.35%
Expected volatility	54.0%	36.4%
Dividend yield	—%	—%
        During the three and six months ended June 30, 2020, we withheld $1.9 million and $4.1 million in contributions from employees, respectively, and recognized $1.3 million and $2.0 million in stock-based compensation expense related to the ESPP, respectively. During the three and six months ended June 30, 2019, we recognized $0.8 million in contributions from employees, and recognized $0.4 million in stock-based compensation expense related to the ESPP.
During the three and six months ended June 30, 2020, 0.2 million shares of our Class A common stock was purchased under the offering period that commenced on November 21, 2019. No common stock was issued under the ESPP in the three and six months ended June 30, 2019.

Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenue	$1,090	$293	$1,705	$437
Research and development	4,053	714	5,724	1,146
Sales and marketing	7,076	596	8,559	965
General and administrative	4,062	640	6,622	1,162
Total	$16,281	$2,243	$22,610	$3,710
For the three and six months ended June 30, 2020, we capitalized $0.4 million and $0.6 million of stock-based compensation expense. For the three and six months ended June 30, 2019, we did not capitalize any stock-based compensation expense.
Common Stock Warrant Liabilities
Prior to the IPO, we issued convertible preferred stock warrants in conjunction with the issuances of debt. We recorded these warrants to purchase convertible preferred stock as a liability on the consolidated balance sheets at fair value upon issuance as the warrants were exercisable for contingently redeemable preferred stock which was classified outside of stockholders' equity (deficit). The liability associated with these warrants were subject to remeasurement at each balance sheet date, with changes in fair value recorded in the consolidated statement of operations and comprehensive loss as other expense, net.
        On May 17, 2019, immediately upon closing of the IPO, our warrants to purchase convertible preferred stock were automatically converted to warrants to purchase an equal number of shares of our Class B common stock. As a result, the warrant was remeasured a final time, immediately prior to the closing of the IPO, and reclassified to additional paid-in capital within stockholders' equity. Changes in the fair value were recorded within other expense, net on the consolidated statement of operations. As of December 31, 2019, the warrants was classified and recorded as additional paid-in capital on the condensed consolidated balance sheets.
        In the three and six ended June 30, 2020, certain Class B common stock warrants related to the previously outstanding subordinated debt and loan agreements were exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, we issued 144,635 shares of our Class B common stock. In the three and six months ended June 30, 2019, the Class B common stock warrants related to the Facility, the Class B common stock warrants related to the Prior Loan Agreement, the Class B common stock warrants related to a previously outstanding term loan agreement and the Class B common stock warrants related to the Mezzanine Loan Agreement were exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, we issued 172,380 shares of our Class B common stock.

10.  Net Loss Per Share Attributable to Common Stockholders
We compute net loss per share using the two-class method required for multiple classes of common stock and participating securities. Class A and Class B common stock are the only outstanding equity of the Company. The rights of the holders of the Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder on a one-for-one basis, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible. Accordingly, the Class A common stock and Class B common stock share equally in our net losses. Prior to the IPO, our participating securities also included convertible preferred stock. The holders of convertible preferred stock did not have a contractual obligation to share in our losses, and as a result, net losses were not allocated to these participating securities.

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

	Three months ended June 30,
	2020		2019
	Class A(1)	Class B(2)	Class A(1)	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(11,595)	$(2,685)	(1,685)	$(13,902)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	80,056	19,779	6,464	53,317
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.14)	$(0.26)	$(0.26)

	Six months ended June 30,
	2020		2019
	Class A(1)	Class B(2)	Class A(1)	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(19,680)	$(6,770)	$(1,931)	$(23,383)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	72,633	24,985	3,250	39,349
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.27)	$(0.59)	$(0.59)
__________
(1)Class A common stock includes the issuance of 12.9 million shares of Class A common stock issued by us in connection with our IPO and shares issued upon the exercise of options and vesting of RSUs subsequent to our IPO. It also includes the shares issued in connection with our follow-on offering on May 26, 2020.
(2)Class B common stock includes, for all periods presented, the conversion of all of our preferred stock into an aggregate of 53.6 million shares of our Class B common stock upon closing of the IPO.

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

	Number of Shares
	As of June 30,
	2020	2019
	(in thousands)
Stock options	8,330	12,343
RSUs	5,166	—
Early exercised stock options	135	281
Common stock warrants	—	259
Shares issuable pursuant to the ESPP	28	60
PSUs	88	—
Total	13,747	12,943

11.  Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
In the three months ended June 30, 2020 and 2019, we recorded income tax benefit of $(0.0) million and expenses of $0.1 million, respectively. In the six months ended June 30, 2020 and 2019, we recorded income tax expenses of $0.8 million and $0.1 million.
We continue to maintain a full valuation allowance on our U.S. Federal and state net deferred tax assets. The tax expense for the three and six months ended June 30, 2020 and 2019 was primarily due to foreign and state income tax expense.
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

        During the second quarter of 2020, we utilized the provision to defer payment of certain of our payroll taxes. Any deferred payments will be accrued for as a liability and included in our condensed consolidated balance sheet for the applicable period.

        We are continuing to evaluate the other provisions of the CARES Act, but do not expect them to have a material impact on our consolidated financial statements.

12.  Information About Revenue and Geographic Areas
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
We have determined that we operate under one business unit with no segment managers who are held accountable for operations, operating results, or plans for levels or components below the consolidated unit level. Accordingly, we have determined that we have a single reporting segment and operating unit structure.
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3, "Revenue" for more information on net revenue by geographic region.
Long-Lived Assets
The following table presents long-lived assets by geographic region:

	As of June 30,	As of December 31,
	2020	2019
	(in thousands)
United States	$40,805	$40,747
All other countries	25,031	19,290
Total long-lived assets	$65,836	$60,037

13.  Related Party Transactions
In July 2016, a stockholder borrowed approximately $0.1 million to exercise stock options for 53,125 shares of common stock pursuant to a promissory note from the stockholder. The note bears interest at a rate of 1.77%. In June 2019, the promissory note was repaid in full. Prior to repayment, for the purposes of the financial statements, the shares were not reported as exercised, issued, or outstanding. This stockholder is not one of our executive officers or directors. There were no outstanding balances as of both June 30, 2020 and December 31, 2019.

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
Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of three key components: a programmable edge, a software-defined modern network, and a philosophy of customer empowerment. Our programmable edge provides developers with real-time visibility and control, where they can write and deploy code to push application logic to the edge. It supports modern application delivery processes, freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. It is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. As of June 30, 2020, our 100 terabit software-centric network is located in 72 uniquely designed Points-of-Presence ("POPs") across 55 markets around the world. Finally, being developers ourselves, we empower customers to build great things while supporting their efforts through frictionless tools and a deeply technical support team that facilitates ongoing collaboration.
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
We focus our direct selling efforts on medium to large organizations as well as smaller companies that are exhibiting significant growth. We engage with and support these customers with our field sales representatives, account managers, and technical account managers who focus on customer satisfaction and drive expansion of their usage of our platform and products. These teams work with technical and business leaders to help our customers’ end-users receive the best possible digital experience, while also lowering our customers’ total cost of ownership. Potential customers have the opportunity to test our platform for free. If they choose to make use of our platform for live production delivery, they have the ability to sign up online by providing their credit card information and agreeing to a nominal monthly fee.
We have established and continue to maintain our position by improving upon our programmable edge platform and software-defined modern network architecture. We continue to focus on empowering our developer community through events and conferences and online digital engagement. The success of these direct selling efforts is reflected by our 304 enterprise customers as of June 30, 2020 that generated 88% of our total revenue for the trailing 12 months ended June 30, 2020.
As our customers become more successful and grow, they typically increase their usage of our platform and adopt additional Fastly products. A meaningful indicator of the increased activity from our existing customer accounts and overall customer satisfaction is our Dollar-Based Net Expansion Rate ("DBNER"), which was 137.4% and 132.3% for the trailing 12 months ended June 30, 2020 and 2019, respectively. Our Net Retention Rate ("NRR") was 137.8% and 110.9% for the trailing twelve months ended June 30, 2020 and 2019, respectively. For a more complete description and discussion of DBNER and NRR, refer to the section titled "Key Business Metrics".
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
We have achieved significant growth in recent periods. For the three months ended June 30, 2020 and 2019, our revenue was $74.7 million and $46.2 million, respectively, an increase of 62%. Our 10 largest customers generated an aggregate of 33% and 30% of our revenue in the trailing 12 months ended June 30, 2020 and 2019, respectively. We incurred a net loss of $14.5 million and $15.6 million in the three months ended June 30, 2020 and 2019, respectively.

Recent Events
Follow-on Public Offering
On May 26, 2020 we completed a follow-on public offering in which we sold 6,900,000 shares of Class A common stock, which included 900,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $41.50 per share. We received net proceeds of $274.9 million, after deducting underwriting discounts and commissions, from sales of our shares in the public offering.
Amendment to Amended and Restated Certificate of Incorporation
        On June 10, 2020 we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Amendment”) which amended Article IV(D)(1)(d) of our Amended and Restated Certificate of Incorporation to change the final conversion date of our Class B common stock from ten years following our initial public offering to seven years following our initial public offering. The Amendment was approved at our 2020 Annual Meeting of Shareholders on June 9, 2020. by the affirmative vote of the holders of a majority of the voting power of the outstanding shares of Class A common stock and Class

B common stock voting together as a single class, and the affirmative vote of the holders of a majority of the voting power of the outstanding shares of Class B common stock voting as a separate class.

        Further details on the Amendment are described in our Current Report on Form 8-K filed on June 10, 2020.

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
We also cannot be certain what actions the U.S. or another country's government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. ByteDance, the operator of the TikTok application, operates in and has strong business ties to China and is our top customer, accounting for 13% and 12% of revenue for the three and six months ended June 30, 2020, respectively. On August 6, 2020, President Trump issued an executive order banning transactions with ByteDance, effective 45 days after the execution of the order. The TikTok application has also been the subject of a ban in other countries. While we are still assessing the impact of these bans, the ban of the TikTok application by the U.S. government, and any other governments, creates uncertainty around our ability to support ByteDance. The loss of this customer’s traffic could have a negative impact on our business.
For additional details, refer to the section titled "Risk Factors."
International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing the number of POPs in select international locations. As of June 30, 2020 and 2019, 52% and 46% of our customers were headquartered outside of the United States, respectively.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud platform. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network, resulting in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three and six months ended June 30, 2020, our research and development expenses as a percentage of revenue was 22% and 22%, respectively.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our total investment in property and equipment for the three and six months ended June 30, 2020 was $1.1 million and $14.6 million representing 1% and 11% of our revenue in such periods. We expect our investment in property and equipment to increase on an absolute basis and may increase as a percentage of revenue in future periods. Our gross margins and operating results are impacted by these investments. As of June 30, 2020, we had 72 POPs and are located in 55 markets across 26 countries.
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
Uncertainty of Coronavirus (COVID-19) Pandemic
The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiations of their contracts, any of which have resulted in and may continue to result in delayed or decreased revenue for us. We have experienced and may continue to experience customer losses, including due to bankruptcy or our customers ceasing operations, which has resulted in delays and inability to collect receivables from these customers and slow-downs in our sales cycles. In addition, a portion of our revenue is related to usage of our platform in connection with live events, such as sporting events that have been or may be postponed or cancelled. A decline in revenue or the collectability of our receivables could harm our business. The nature and extent of the impact of the COVID-19 pandemic on our customers and our customers’ response to the COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. We have seen an increase in usage of our platform following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19. However, we cannot predict how long we will see this increased level of usage as these preventative measures, including shelter-in-place orders, school closures, travel bans and restrictions, limitations on business activity, quarantines, and other related measures and community practices, change over time. In addition, there is no assurance that customers will continue to use our platform, or to the same extent, after the COVID-19 pandemic begins to taper or has ended. We may see a decline in customers or usage when shelter-in-place measures are eased or terminated, and individuals are no longer working or attending work or school from home. Our results of operations could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

The COVID-19 pandemic has been declared a national emergency in many countries. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and customers. In March 2020, we closed all of our offices, suspended non-essential travel, cancelled or postponed Fastly-sponsored events, and we are not permitting employee attendance at industry events and in-person work-related meetings. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities may be negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions may also affect our ability to complete audits of our data centers and facilities, which may in turn affect our compliance certifications and cause customers to reduce or cease using our services. For activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, some employees have experienced, and may continue to experience, less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family who become sick), some have become sick themselves and been unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, may reduce our ability to access capital, which could negatively affect our liquidity in the future.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. We have substantially completed business continuity planning to identify and address risks to our business posed by this pandemic, which included, among other things, the elimination of single points of failure among our employees to address the decrease in employee productivity. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

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

	June 30,
	2020	2019
Number of customers (as of end of period)	1,951	1,627
Number of enterprise customers (as of end of period)	304	262
DBNER (trailing 12 months)	137.4%	132.3%
NRR	137.8%	110.9%
Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the period, and are active as of the end of the period. In addition to our paying customers, we also have trial, developer, nonprofit and open source program, and other non-paying accounts that are excluded from our customer count metric. As of June 30, 2020 and 2019, we had 1,951 and 1,627 customers, respectively.
Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. As of June 30, 2020, we had 304 enterprise customers which generated 88% of our revenue for the trailing 12 months ended June 30, 2020. As of June 30, 2019, we had 262 enterprise customers which generated 86% of our revenue for the trailing 12 months ended June 30, 2019. We believe the recruitment and cultivation of enterprise customers is critical to our long-term success.
Dollar Based Net Expansion Rate ("DBNER")
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
We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended June 30, 2020, we divide (i) revenue, for the trailing 12 months ended June 30, 2020, from customers that entered into a customer agreement on or before June 30, 2019, and that remained customers as of June 30, 2020, by (ii) revenue, for the trailing 12 months ended June 30, 2019, from the same set of customers.
For the trailing 12 months ended June 30, 2020 and 2019 our DBNER was 137.4% and 132.3%, respectively. We believe that an annual cohort analysis of our customers demonstrates our success in customer expansion. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2017, 2018, and 2019 are referred to as the 2017 Cohort, 2018 Cohort, and 2019 Cohort, respectively. As described above, our customers tend to increase their usage of our platform in their second year, which is typically followed by more modest increases in usage, if any, in ensuing years. For example, the DBNER for the 2017 Cohort was 305.5% for the year ended December 31, 2018. However, the DBNER for the 2017 Cohort was 144.3% for the year ended December 31, 2019, which generally represents their third year as a customer, depending on when they entered into a customer agreement. While DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts, we expect our DBNER to continue to decrease as customers that have used our platform for more than two years become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
Net Retention Rate ("NRR")
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR allows us to track customer retention which demonstrates the stickiness of our edge cloud platform. Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current" period month) compared to the last month of the same period one year prior (the “prior" period month), and includes revenue contraction due to billing decreases or customer churn, revenue expansion due to billing increases, but excludes revenue from new customers. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month.
For the last month of the quarters ended June 30, 2020 and 2019 our NRR was 137.8% and 110.9%, respectively.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees, salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, costs related to our company sponsored events, professional services fees, and an allocation of our general overhead expenses.
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
Our general and administrative expenses include a significant amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Historically, we have not collected such taxes from our customers and have therefore recorded such taxes as general and administrative expenses. We expect that these expenses will decline in future years as we continue to implement our sales tax collection mechanisms and start collecting these taxes from our customers. We expect our general and administrative expenses to continue to increase in absolute dollars and as a percentage of revenue in the foreseeable future. Over the long term, we expect our general and administrative expenses to decrease as a percentage of our revenue. However, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Income Taxes
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We have a full valuation allowance on our U.S. Federal and state deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$74,663	$46,173	$137,587	$91,729
Cost of revenue(1)	29,697	20,784	56,962	40,502
Gross profit	44,966	25,389	80,625	51,227
Operating expenses:
Research and development(1)	16,655	11,244	30,953	21,420
Sales and marketing(1)	24,680	16,906	43,848	31,945
General and administrative(1)	18,069	8,920	32,238	17,620
Total operating expenses	59,404	37,070	107,039	70,985
Loss from operations	(14,438)	(11,681)	(26,414)	(19,758)
Interest income	378	861	1,097	1,277
Interest expense	(371)	(2,989)	(687)	(4,224)
Other income (expenses), net	(53)	(1,696)	349	(2,472)
Loss before income taxes	(14,484)	(15,505)	(25,655)	(25,177)
Income taxes	(24)	82	795	137
Net loss attributable to common stockholders	$(14,460)	$(15,587)	$(26,450)	$(25,314)
__________
(1)Includes stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$1,090	$293	$1,705	$437
Research and development	4,053	714	5,724	1,146
Sales and marketing	7,076	596	8,559	965
General and administrative	4,062	640	6,622	1,162
Total	$16,281	$2,243	$22,610	$3,710

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	40	45	41	44
Gross profit	60	55	59	56
Operating expenses:
Research and development	22	24	22	23
Sales and marketing	33	37	32	35
General and administrative	24	19	23	19
Total operating expenses	80	80	78	77
Loss from operations	(19)	(25)	(19)	(22)
Interest income	1	2	1	1
Interest expense	—	(6)	—	(5)
Other income (expenses), net	—	(4)	—	(3)
Loss before income taxes	(18)	(33)	(18)	(29)
Income taxes	—	—	1	—
Net loss attributable to common stockholders	(19)%	(33)%	(17)%	(29)%
__________
* Columns may not add up to 100% due to rounding.
Revenue

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Revenue	$74,663	$46,173	62%	$137,587	$91,729	50%
Revenue was $74.7 million for the three months ended June 30, 2020 compared to $46.2 million for the three months ended June 30, 2019, an increase of $28.5 million, or 62%. We had 1,951 customers and 304 enterprise customers as of June 30, 2020. We had 1,627 customers and 262 enterprise customers as of June 30, 2019. This represents an increase of 324, or 20%, in customers and 42, or 16%, in enterprise customers from June 30, 2019.
Revenue was $137.6 million for the six months ended June 30, 2020 compared to $91.7 million for the six months ended June 30, 2019, an increase of $45.9 million or 50%. We had 1,951 customers and 304 enterprise customers as of June 30, 2020. We had 1,627 customers and 262 enterprise customers as of June 30, 2019. This represents an increase of 324, or 20%, in customers and 42, or 16%, in enterprise customers from June 30, 2019.
Approximately 95% of our revenue in the three and six months ended June 30, 2020 was driven by usage on our platform, primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
U.S. revenue was $46.0 million and 62% of revenue for the three months ended June 30, 2020, and $32.5 million and 70% of revenue for the three months ended June 30, 2019. This represents an increase of $13.5 million, or 42%. International revenue was $28.6 million and 38% of revenue for the three months ended June 30, 2020, and $13.7 million and 30% of revenue for the three months ended June 30, 2019. This represents an increase of $15.0 million, or 110%. We had 928 domestic customers and 1,023 international customers as of June 30, 2020. We had 874 domestic customers and 753 international customers as of June 30, 2019. This is an increase in domestic customers of 54, or 6%, and an increase in international customers of 270, or 36%, compared to June 30, 2019.
U.S. revenue was $87.1 million and 63% of revenue for the six months ended June 30, 2020, and $65.9 million and 72% of revenue for the three months ended June 30, 2019. This represents an increase of $21.0 million, or 32%. International revenue was $50.5 million and 37% of revenue for the six months ended June 30, 2020, and $25.8 million and 28% of revenue for the six months ended June 30, 2019. This represents an increase of $24.7 million, or 96%. We had 928 domestic customers and 1,023 international customers as of June 30, 2020. We had 874 domestic customers and 753 international customers as of June 30, 2019. This is an increase in domestic customers of 54, or 6%, and an increase in international customers of 270, or 36%, compared to June 30, 2019.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Cost of revenue	$29,697	$20,784	43%	$56,962	$40,502	41%
For the three and six months ended June 30, 2020 and 2019, our cost of revenue consisted of bandwidth, peering, and colocation fees, as well as personnel costs including salaries, benefits, bonuses, and stock-based compensation for employees who support the build out and operation of the network. Our cost of revenue also includes depreciation expense for network equipment, amortization of capitalized internal-use software, and other network costs.
Cost of revenue was $29.7 million for the three months ended June 30, 2020 compared to $20.8 million for the three months ended June 30, 2019, an increase of $8.9 million, or 43%. The increase in cost of revenue is primarily due to an increase in bandwidth costs of $3.8 million, an increase in colocation costs of $0.7 million and an increase in other network costs of $0.7 million to support the increased traffic on our platform. There was an increase in depreciation and amortization expense of $1.1 million as we continue to invest in our platform. There was also a $2.6 million increase in personnel costs, such as salaries, benefits, bonuses, and stock-based compensation, due to the increased headcount to support the growth of our business. The increase was partially offset by a $0.3 million decrease due to an overall reduction in travel costs due to COVID-19.
Cost of revenue was $57.0 million for the six months ended June 30, 2020 compared to $40.5 million for the six months ended June 30, 2019, an increase of $16.5 million, or 41%. The increase in cost of revenue is primarily due to an increase in bandwidth costs of $6.7 million, an increase in colocation costs of $1.8 million and an increase in other network costs of $1.8 million to support the increased traffic on our platform. There was an increase in depreciation and amortization expense of $2.1 million as we continue to invest in our platform. There was also a $4.3 million increase in personnel costs, such as salaries, benefits, bonuses, and stock-based compensation, due to increased headcount to support the growth of our business. The increase was partially offset by a $0.4 million decrease due to an overall reduction in travel costs due to COVID-19.
Gross Profit and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Gross profit	$44,966	$25,389	77%	$80,625	$51,227	57%
Gross margin	60%	55%	5%	59%	56%	3%
Gross profit was $45.0 million for the three months ended June 30, 2020 compared to $25.4 million for the three months ended June 30, 2019, an increase of $19.6 million, or 77%. The increase in gross profit in the three months ended June 30, 2020 compared to 2019 is due to the increase in revenue from usage of our platform, outpacing the increase in associated costs of revenue.
Gross profit was $80.6 million for the six months ended June 30, 2020 compared to $51.2 million for the six months ended June 30, 2019, an increase of $29.4 million, or 57%. The increase in gross profit in the six months ended June 30, 2020 compared to 2019 is due to the increase in revenue from usage of our platform, outpacing the increase in associated costs of revenue.

Gross margin was 60% for the three months ended June 30, 2020 compared to 55% for the three months ended June 30, 2019, an increase of 5%. This increase is due to better optimization of our platform.
Gross margin was 59% for the six months ended June 30, 2020 compared to 56% for the six months ended June 30, 2019, an increase of 3%. This increase is due to better optimization of our platform.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Research and development	$16,655	$11,244	48%	$30,953	$21,420	45%
Sales and marketing	24,680	16,906	46%	43,848	31,945	37%
General and administrative	18,069	8,920	103%	32,238	17,620	83%
Total operating expenses	$59,404	$37,070	60%	$107,039	$70,985	51%
Percentage of revenue:
Research and development	22%	24%	(2)%	22%	23%	(1)%
Sales and marketing	33%	37%	(4)%	32%	35%	(3)%
General and administrative	24%	19%	5%	23%	19%	4%
Research and development
Research and development expenses were $16.7 million for the three months ended June 30, 2020 compared to $11.2 million for the three months ended June 30, 2019, an increase of $5.4 million, or 48%. This is primarily due to an increase of $6.4 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and new equity awards granted to employees. The increase was partially offset by a $0.6 million decrease due to an overall reduction in travel costs due to COVID-19.
Research and development expenses were $31.0 million for the six months ended June 30, 2020 compared to $21.4 million for the six months ended June 30, 2019, an increase of $9.5 million, or 45%. This is primarily due to an increase of $10.6 million of personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and new equity awards granted to employees. There was also a $0.5 million increase in data center costs, which was offset by an increase in the capitalization for internal-use software of $1.3 million. The increase is also partially offset by a $0.9 million decrease due to an overall reduction in travel costs due to COVID-19.
Sales and marketing
Sales and marketing expenses were $24.7 million for the three months ended June 30, 2020 compared to $16.9 million for the three months ended June 30, 2019, an increase of $7.8 million, or 46%. This is primarily due to a $3.8 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and new equity awards granted to employees. We also recorded a $4.8 million of stock-based compensation and $0.6 million of severance relating to an employee termination in the second quarter of fiscal 2020. The increase is partially offset by a $1.2 million decrease due to an overall reduction in travel costs due to COVID-19 and also an overall $0.5 million decrease in marketing spend.
Sales and marketing expenses were $43.8 million for the six months ended June 30, 2020 compared to $31.9 million for the six months ended June 30, 2019, an increase of $11.9 million, or 37%. This is primarily due to a $7.1 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and new equity awards granted to employees. We also recorded a $4.8 million of stock-based compensation and $0.6 million of severance relating to an employee termination in the second quarter of fiscal 2020. There was also a $0.6 million increase in professional fees. The increase is partially offset by a $0.6 million decrease due to an overall reduction in travel costs due to COVID-19.

General and administrative
General and administrative costs were $18.1 million for the three months ended June 30, 2020 compared to $8.9 million for the three months ended June 30, 2019, an increase of $9.1 million, or 103%. This is primarily due to an increase of $5.7 million of personnel related costs, such as salaries, benefits, and stock-based compensation due to an increase in headcount and new equity awards granted to employees. The increase is also due to an increase of $2.0 million in external professional services such as legal, accounting, and enterprise systems to support the growth of our business as a public company. There was also a $1.4 million increase in bad debt expenses. The increase is partially offset by a $0.6 million decrease due to an overall reduction in travel costs due to COVID-19.
General and administrative costs were $32.2 million for the six months ended June 30, 2020 compared to $17.6 million for the six months ended June 30, 2019, an increase of $14.6 million, or 83%. This is primarily due to an increase of $9.2 million of personnel related costs, such as salaries, benefits, and stock-based compensation due to an increase in headcount and new equity awards granted to employees. The increase is also due to a $2.7 million increase in external professional services such as legal, accounting, and enterprise systems to support the growth of our business as a public company, a $0.7 million increase in software costs, and a $0.7 million increase in business insurance costs to support the growth of our business as a public company. We had a $0.5 million increase in uncollected sales tax reserves. There was also a $0.9 million increase in bad debt expenses. The increase is partially offset by a $0.7 million decrease due to an overall reduction in travel costs due to COVID-19.
Other Income and Expense
Interest Income

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Interest income	$378	$861	(56)%	$1,097	$1,277	(14)%
Interest income was $0.4 million for the three months ended June 30, 2020 compared to $0.9 million for the three months ended June 30, 2019, a decrease of $0.5 million, or 56%. This decrease is due to a reduction in interest rates in our investments portfolio.
Interest income was $1.1 million for the six months ended June 30, 2020 compared to $1.3 million for the six months ended June 30, 2019, a decrease of $0.2 million, or 14%. This decrease is due to a reduction in interest rates in our investments portfolio.

Interest Expense

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Interest expense	$371	$2,989	(88)%	$687	$4,224	(84)%
Interest expense was $0.4 million for the three months ended June 30, 2020 compared to $3.0 million for the three months ended June 30, 2019, a decrease of $2.6 million, or 88%. This decrease is primarily due to the acceleration of the amortization of debt issuance costs due to the early payment of the $20.0 million outstanding loan on our Credit Facility in June 2019 as well as a decrease in outstanding debt.
Interest expense was $0.7 million for the six months ended June 30, 2020 compared to $4.2 million for the six months ended June 30, 2019, a decrease of $3.5 million, or 84%. This decrease is primarily due to the acceleration of the amortization of debt issuance costs due to the early payment of the $20.0 million outstanding loan on our Credit Facility in June 2019 as well as a decrease in outstanding debt.

Other income (expense), net

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Other income (expense), net	$(53)	$(1,696)	(97)%	$349	$(2,472)	(114)%
Other expense, net was $0.1 million for the three months ended June 30, 2020 compared to other expense, net of $1.7 million for the three months ended June 30, 2019, a decrease in other expense, net of $1.6 million, or 97%. This decrease is primarily due to the conversion of warrant liabilities to additional paid in capital upon the IPO, resulting in no mark-to-market adjustment in the three months ended June 30, 2020.
Other income, net was $0.3 million for the six months ended June 30, 2020 compared to other expense, net of $2.5 million for the six months ended June 30, 2019, a change of $2.8 million, or 114%. This change is primarily due to the conversion of warrant liabilities to additional paid in capital upon the IPO, resulting in no mark-to-market adjustment in the six months ended June 30, 2020.

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

On May 26, 2020, we completed a follow-on public offering in which we sold 6,900,000 shares of Class A common stock, which included 900,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $41.50 per share. We received net proceeds of $274.9 million, after deducting underwriting discounts and commissions, from sales of our shares in the public offering.

To date, we have financed our operations primarily through equity issuances, payments received from customers, the net proceeds we received through sales of equity securities, and borrowings under our credit facilities. Our principal uses of cash in recent periods have primarily been around funding our operations and capital expenditures.
As of June 30, 2020, we had cash, cash equivalents, and marketable securities totaling $384.0 million, and restricted cash totaling $70.1 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits and money market funds held at major financial institutions and investment-grade commercial paper and corporate debt securities.

We believe that our cash and cash equivalents balances, our credit facilities, and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Collateralized Revolving Credit Agreement
In November 2019, we entered into a Revolving Credit Agreement for an aggregate commitment amount of $70.0 million with a maturity date of November 3, 2022. The amount of borrowings available under the Revolving Credit Agreement at any time are collateralized by our cash. As of June 30, 2020, $20.3 million had been drawn on the Revolving Credit Agreement.
The interest rate associated with each advance under the Revolving Credit Agreement is equal to the sum of LIBOR for the applicable interest period plus 1.50%, which is a per annum rate based on outstanding borrowings. As such, the interest rate set for the initial interest period ending in November 2020 is 3.46%. The commitment fee is 0.20% per annum based on the average daily unused amount of the commitment amount. Interest payments on outstanding borrowings are due on the last day of each interest period and payments for the commitment fee are due at the end of each calendar quarter.

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Six months ended June 30,
	2020	2019

Cash used in operating activities	$(15,967)	$(15,648)
Cash provided by (used in) investing activities	(27,828)	5,107
Cash provided by financing activities	285,127	187,127
Cash Flows from Operating Activities
For the six months ended June 30, 2020, cash used in operating activities consisted primarily of our net loss of $26.5 million adjusted for non-cash items, including $9.4 million of depreciation and amortization, and $22.6 million of stock-based compensation expense. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $22.2 million, primarily due to the growth of our business and the timing of cash receipts from certain of our larger customers, an increase in other long-term assets of $3.3 million due to higher commissions being capitalized due to higher sales, and an increase of $2.0 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. This was partially offset by an increase of $3.7 million in accounts payable, accrued expenses, and other liabilities due to timing of payments.
For the six months ended June 30, 2019, cash used in operating activities consisted primarily of our net loss of $25.3 million adjusted for non-cash items, including $7.6 million of depreciation and amortization, $3.7 million of stock-based compensation expense, an increase in our warrant liability of $2.4 million, and an increase in our bad debt expense of $1.0 million. With respect to changes in operating assets and liabilities, accounts payable, accrued expenses, and other liabilities increased $2.6 million. This was partially offset by an increase in accounts receivable increased of $3.9 million and an increase of $8.2 million in prepaid expenses and other assets, which primarily resulted from the growth of our business and the timing of cash receipts from certain of our larger customers, pre-payments for travel-related services, SaaS licenses, and commissions.
Cash Flows from Investing Activities
For the six months ended June 30, 2020, cash used in investing activities was $27.8 million, primarily consisting of $56.2 million of purchases of marketable securities, partially offset by $44.9 million of maturities and sales of marketable securities, $12.6 million of payments related to purchases of property and equipment to expand our network, $2.2 million of additions to capitalized internal-use software, and $1.8 million of purchases of intangible assets.
For the six months ended June 30, 2019, cash provided by investing activities was $5.1 million, primarily consisting of $47.6 million of sales of marketable securities, offset by $32.7 million in purchases of marketable securities, and $9.2 million of payments related to purchases of property and equipment to expand our network.
Cash Flows from Financing Activities
For the six months ended June 30, 2020, cash provided by financing activities was $285.1 million, primarily consisting of $274.9 million of proceeds from our follow-on public offering, net of underwriting fees, $8.8 million in proceeds from stock option exercises by our employees, and $4.2 million in proceeds from the ESPP. This was partially offset by $2.6 million of capital lease payments, and $0.2 million of payments of costs related to our follow-on public offering.
For the six months ended June 30, 2019, cash provided by financing activities was $187.1 million, primarily consisting of $192.5 million of proceeds from our IPO, net of underwriting fees and $2.5 million in proceeds from stock option exercises by our employees. This was partially offset by $3.7 million of payments of costs related to our IPO and $5.0 million of debt payments.

Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating leases, purchase obligations for contracts with our cloud infrastructure provider, network service providers, and other vendors, and outstanding debt. There have been no material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for those described under Note 7 and Note 8 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we will cease to be an emerging growth company as of December 31, 2020. Once we no longer qualify as an emerging growth company, we will no longer be permitted to use these reporting exemptions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $384.0 million, and restricted cash of $70.1 million as of June 30, 2020, which consisted of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our Cash Collateralized Revolving Credit Agreement. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Amounts borrowed under the Cash Collateralized Revolving Credit Agreement bear the same interest throughout the initial interest period, which ends in November 2020, at a rate of 3.46%. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective.

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

After these material weaknesses were identified, management implemented a remediation plan that included hiring key accounting personnel and information systems personnel, creating a formal month-end close process, and establishing more robust processes supporting internal controls over financial reporting, including accounting policies, procedures, and estimates. During the six months ended June 30, 2020, management hired additional staff and continues to actively recruit for open positions within the accounting and information systems departments and will, as necessary, supplement any interim staffing needs with temporary resources. We will continue to monitor and assess our remediation initiatives, until the aforementioned material weaknesses are remediated.

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

The occurrence of any defects, errors, disruptions in service, failures involving redundant data centers, or other performance problems, interruptions, or delays with our platform, whether in connection with the day-to-day operations or otherwise, could result in:

•loss of customers;
•reduced customer usage of our platforms;
•lost or delayed market acceptance and sales of our products, or the failure to launch products or features on anticipated timelines;
•delays in payment to us by customers;
•injury to our reputation and brand;
•legal claims, including warranty and service level agreement claims, against us; or
•diversion of our resources, including through increased service and warranty expenses or financial concessions, and increased insurance costs.
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

The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiations of their contracts, any of which have resulted in and may continue to result in delayed or decreased revenue for us. We have experienced and may continue to experience customer losses, including due to bankruptcy or our customers ceasing operations, which has resulted in delays and inability to collect receivables from these customers and slow-downs in our sales cycles. In addition, a portion of our revenue is related to usage of our platform in connection with live events, such as sporting events that have been or may be postponed or cancelled. A decline in revenue or the collectability of our receivables could harm our business. The nature and extent of the impact of the COVID-19 pandemic on our customers and our customers’ response to the COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. We have seen an increase in usage of our platform following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19. However, we cannot predict how long we will see this increased level of usage as these preventative measures, including shelter-in-place orders, school closures, travel bans and restrictions, limitations on business activity, quarantines, and other related measures and community practices, change over time. In addition, there is no assurance that customers will continue to use our platform, or to the same extent, after the COVID-19 pandemic begins to taper or has ended. We may see a decline in customers or usage when shelter-in-place measures are eased or terminated, and individuals are no longer working or attending work or school from home. Our results of operations could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

The COVID-19 pandemic has been declared a national emergency in many countries. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and customers. In March 2020, we closed all of our offices, suspended non-essential travel, cancelled or postponed Fastly-sponsored events, and we are not permitting employee attendance at industry events and in-person work-related meetings. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities may be negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions may also affect our ability to complete audits of our data centers and facilities, which may in turn affect our compliance certifications and cause customers to reduce or cease using our services. For activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, some employees have experienced, and may continue to experience, less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family who become sick), some have become sick themselves and been unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, may reduce our ability to access capital, which could negatively affect our liquidity in the future.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. We have substantially completed business continuity planning to identify and address risks to our business posed by this pandemic, which included, among other things, the elimination of single points of failure among our employees to address the decrease in employee productivity. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

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

We generated a net loss of $14.5 million and $26.5 million for the three and six months ended June 30, 2020, respectively, and as of June 30, 2020, we had an accumulated deficit of $218.5 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

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

We have historically benefited from word-of-mouth and other organic marketing to attract new customers. Through this word-of-mouth marketing, we have been able to build our brand with relatively low marketing and sales costs. This strategy has allowed us to build a substantial customer base and community of users who use our products and act as advocates for our brand and our platform, often within their own corporate organizations. However, our ability to further increase our customer base and achieve broader market acceptance of our edge cloud platform will significantly depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to continue to dedicate significant resources to sales, marketing, and demand-generation programs, including various online marketing activities as well as targeted account-based advertising. The effectiveness of our targeted account-based advertising has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers our business will be harmed. We have also used a strategy of offering free trial versions of our platform in order to strengthen our relationship and reputation within the developer community by providing these developers with the ability to familiarize themselves with our platform without first becoming a paying customer. However, most trial accounts do not convert to paid versions of our platform, and to date, only a few users who have converted to paying customers have gone on to generate meaningful revenue. If our other lead generation methods do not result in broader market acceptance of our platform and the users of trial versions of our platform do not become, or are unable to convince their organizations to become, paying customers, we will not realize the intended benefits of this strategy, and our business will be harmed.

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

The market for cloud computing platforms, particularly enterprise grade products, is highly fragmented, competitive, and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Legacy CDNs, such as Akamai, Limelight, EdgeCast (part of Verizon Digital Media), Level3, and Imperva, and small business-focused CDNs, such as Cloudflare, InStart, StackPath, and Section.io, offer products that compete with ours. We also compete with cloud providers who are starting to offer compute functionality at the edge like Amazon’s CloudFront, AWS Lambda, and Google Cloud Platform, as well as traditional data center and appliance vendors like F5, Citrix, A10 Networks, Cisco, Imperva, Radware, and Arbor Networks, who offer a range of on-premise solutions for load balancing, WAF, and DDoS. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered. Such acquisitions or partnerships may help competitors achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. We compete on the basis of a number of factors, including:

•our platform’s functionality, scalability, performance, ease of use, reliability, security availability, and cost effectiveness relative to that of our competitors’ products and services;
•our global network coverage;
•our ability to utilize new and proprietary technologies to offer services and features previously not available in the marketplace;
•our ability to identify new markets, applications, and technologies;
•our ability to attract and retain customers;
•our brand, reputation, and trustworthiness;
•our credibility with developers;
•the quality of our customer support;
•our ability to recruit software engineers and sales and marketing personnel; and
•our ability to protect our intellectual property.
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

We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.*

Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers. For trailing 12 months ended June 30, 2020, our top ten customers accounted for approximately 33% of our revenue. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. For example, we cannot be certain what actions the U.S. or another country's government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. ByteDance, the operator of the TikTok application, operates in and has strong business ties to China and is our top customer, accounting for 13% and 12% of revenue for the three and six months ended June 30, 2020, respectively. On August 6, 2020, President Trump issued an executive order banning transactions with ByteDance, effective 45 days after the execution of the order. The TikTok application has also been the subject of a ban in other countries. While we are still assessing the impact of these bans, the ban of the TikTok application by the U.S. government, and any other governments, creates uncertainty around our ability to support ByteDance. The loss of this customer’s traffic could have a negative impact on our business. We are unable to predict the restrictions the U.S. or other governments may further impose or the eventual impact of those restrictions. Even in the absence of new restrictions or trade actions imposed by the U.S. or other governments, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business. If we fail to maintain existing customers or develop relationships with new customers, our business could be harmed.

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

In recent years, cyber-attacks have increased in size, sophistication, and complexity, increasing exposure for our customers and us. In addition, as we expand our emphasis on selling security-related products, we may become a more attractive target for attacks on our infrastructure intended to destabilize, overwhelm, or shut down our platform. For example, we have had security incidents in the past that have tested the limits of our infrastructure and impacted the performance of our platform. The costs to us to avoid or alleviate cyber or other security problems and vulnerabilities are significant. However, our efforts to address these problems and vulnerabilities may not be successful. Any significant breach of our security measures could:

•lead to the dissemination of proprietary information or sensitive, personal, or confidential data about us, our employees, or our customers—including personally identifiable information of individuals involved with our customers and their end-users;
•lead to interruptions or degradation of performance in our platform;
•threaten our ability to provide our customers with access to our platform;
•generate negative publicity about us;
•result in litigation and increased legal liability or fines; or

•lead to governmental inquiry or oversight.
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

Failure to comply with U.S. and foreign governmental laws and regulations could harm our business*.

Our business is subject to regulation by various federal, state, local, and foreign governments. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws, we could face direct liability or delivery of content by our platform may be blocked by certain governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, in June 2020, China passed a national security law for Hong Kong that imposes criminal liability for the violation of content regulations, it is currently not clear how broadly such legislation will be interpreted or applied in relation to our customers or our business, and additional developments in our understanding of the application of this law could cause us to remove our POP from Hong Kong. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions, or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business.

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

Increasing usage on our platform is key to our revenue growth. Numerous factors can impact the usage growth of our platform, including:

•the popularity of our customers’ offerings as compared to those offered by companies that do not use our platform;
•adoption of new technologies that allow end-users to access content from a core cloud without having to access our network;
•customers, particularly large internet platform companies, utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third-party providers like us; and
•macro-economic market and industry pressures.
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

We expect that we will be substantially dependent on our edge cloud platform to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:

•any decline in demand for our edge cloud platform;
•the failure of our edge cloud platform to achieve continued market acceptance;
•the market for edge cloud computing services not continuing to grow, or growing more slowly than we expect;
•the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our edge cloud platform;
•technological innovations or new standards that our edge cloud platform does not address;
•sensitivity to current or future prices offered by us or our competitors;
•our customers’ development of their own edge cloud platform; and
•our inability to release enhanced versions of our edge cloud platform on a timely basis.

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

Our operating results, as well as our key metrics (including our DBNER and NRR) have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and period-to-period comparisons of our operating results and key metrics may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results include the following:

•fluctuations in demand for or pricing of our platform;
•our ability to attract new customers;
•our ability to retain our existing customers;
•fluctuations in the usage of our platform by our customers, which is directly related to the amount of revenue that we recognize from our customers;
•fluctuations in customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•the timing of customer payments and any difficulty in collecting accounts receivable from customers;
•timing of new functionality of our existing platform;
•our ability to control costs, including our operating expenses;
•the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
•the amount and timing of costs associated with recruiting, training, and integrating new employees;
•the effects of acquisitions or other strategic transactions;
•expenses in connection with acquisitions or other strategic transactions;
•our ability to successfully deploy POPs in new regions;
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•the ability to maintain our partnerships;
•the impact of new accounting pronouncements;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers;
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform; and
•awareness of our brand and our reputation in our target markets.
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

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 630 employees as of December 31, 2019 to 717 employees as of June 30, 2020. In addition, we are rapidly expanding, and expect to continue to expand in the future, our international operations. We have also experienced significant growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure, and management. We may not continue to grow as rapidly in the future. Overall growth of our revenue depends on a number of factors, including our ability to:

•address new and developing markets, such as large enterprise customers outside the United States;
•control expenses;
•recruit, hire, train, and manage additional qualified engineers;
•recruit, hire, train, and manage additional sales and marketing personnel;
•maintain our corporate culture;
•expand our international operations;
•implement and improve our administrative, financial and operational systems, procedures, and controls;
•attract new customers and increase our existing customers’ usage on our platform;
•expand the functionality and use cases for the products we offer on our platform;
•provide our customers with customer support that meets their needs; and
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our products.

We may not successfully accomplish any of the above objectives. We expect to continue to expend substantial financial and other resources on:

•sales and marketing, including a significant expansion of our sales organization;
•our infrastructure, including POP deployments, systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures;
•product development, including investments in our product development team and the development of new products and new functionality for our existing products;
•acquisitions or strategic investments;
•international expansion; and
•general administration, including increased legal and accounting expenses associated with being a public company.
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

The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. In addition, for our enterprise customers, the lengthy sales cycle for the evaluation and implementation of our products may also cause us to experience a delay between expenses for such sales efforts and the generation of corresponding revenue. The length of our sales cycle for these customers, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and ramping process with new enterprise customers can take several months. As the purchase of our products can be dependent upon customer initiatives, our sales cycle can extend to even longer periods of time. Customers often view a switch to our platform as a strategic decision requiring significant investment and, as a result, frequently require considerable time to evaluate, test, and qualify our product offering prior to entering into or expanding a contract commitment. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a completed sale. Additional factors that may influence the length and variability of our sales cycle include:

•the effectiveness of our sales force, particularly new salespeople, as we increase the size of our sales force and train our new salespeople to sell to enterprise customers;
•the discretionary nature of customers’ purchasing decisions and budget cycles;
•customers’ procurement processes, including their evaluation of competing products;
•economic conditions and other factors affecting customer budgets;
•the regulatory environment in which our customers operate;
•integration complexity for a customer deployment;
•the customer’s familiarity with edge cloud computing platforms;
•evolving customer demands; and
•competitive conditions.

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

To meet our customers’ rapidly evolving demands, we invest substantial resources in research and development of enhanced products to incorporate additional functionality or expand the use cases that our platform addresses. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop products internally due to inadequate research and development resources, we may not be able to address our customers’ needs on a timely basis or at all. In addition, if we seek to supplement our research and development capabilities or the breadth of our products through acquisitions, such acquisitions could be expensive and we may not successfully integrate acquired technologies or businesses into our business. When we develop or acquire new or enhanced products, we typically incur expenses and expend resources upfront to develop, market, promote, and sell the new offering. Therefore, when we develop or acquire and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing or acquiring and bringing them to market. Our new products or enhancements and changes to our existing products could fail to attain sufficient market acceptance for many reasons, including:

•failure to predict market demand accurately in terms of functionality and a failure to supply products that meet this demand in a timely fashion;
•defects, errors, or failures;
•negative publicity about our platform’s performance or effectiveness;
•changes in the legal or regulatory requirements, or increased legal or regulatory scrutiny, adversely affecting our platform;
•emergence of a competitor that achieves market acceptance before we do;
•delays in releasing enhancements to our platform to the market; and
•introduction or anticipated introduction of competing products by our competitors.
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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three and six months ended June 30, 2020, the percentage of revenue generated from customers outside the United States was 38% and 37% of our total revenue, respectively. We currently have offices in Japan, the United Kingdom, and the United States, as well as employees located throughout the world. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of June 30, 2020, approximately 20% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business.

Our current and future international business and operations involve a variety of risks, including:

•changes in a specific country’s or region’s political or economic conditions;
•greater difficulty collecting accounts receivable and longer payment cycles;
•potential or unexpected changes in trade relations, regulations, or laws;
•more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
•differing labor regulations, especially in Europe and Japan, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
•challenges to our corporate culture resulting from a dispersed workforce;

•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•challenges related to providing support and developing products in foreign languages;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•potential tariffs and trade barriers;
•limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;
•political instability or terrorist activities;
•exposure to liabilities under anti-corruption and anti-money laundering laws, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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

Legal, political, and economic uncertainty surrounding the exit of the United Kingdom (UK) from the European Union (EU) may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the UK, and pose additional risks to our business, revenue, financial condition, and results of operations.*

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit.

Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the UK will be subject to a transition period until December 31, 2020 (the "Transition Period") during which EU rules will continue to apply. Negotiations between the UK and the EU are expected to continue in relation to the customs and trading relationship between the UK and the EU following the expiry of the Transition Period. Due to the COVID-19 pandemic, negotiations between the UK and the EU that have been scheduled since March have either been postponed or are occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the UK government that it will not be extended).

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

If the UK and the EU are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the UK and other EU Member States or among the European Economic Area (EEA) overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the UK and the EU and, in particular, any arrangements for the UK to retain access to EU markets after the Transition Period.

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

There may continue to be economic uncertainty surrounding the consequences of Brexit which could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could harm our business.

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

The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.*

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. The interest rate under our Revolving Credit Agreement with Citibank N.A. dated November 4, 2019 (the “Revolving Credit Agreement”) is calculated based on LIBOR. While the Revolving Credit Agreement contains limited “fallback” provisions providing for the adoption of a successor rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR in the event LIBOR is unavailable, these provisions may not adequately address the actual changes to LIBOR or its successor rates. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

Changes in our effective tax rate or tax liability may harm our business.

Our effective tax rate could be adversely impacted by several factors, including:

•Changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•Changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;
•Changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•The outcome of current and future tax audits, examinations, or administrative appeals; and
•Limitations or adverse findings regarding our ability to do business in some jurisdictions.

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

We and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2019, 2018, and 2017 related to the lack of sufficient qualified accounting personnel, which led to incorrect application of U.S. GAAP, and insufficiently designed segregation of duties, information technology access security and change management, and controls over business processes, including the financial statement close and reporting processes with respect to the development of accounting policies, procedures, and estimates. Management has been actively engaged in remediating the above described material weakness. The following remedial actions have been taken during the six months ended June 30, 2020:

•hired additional full-time accounting resources with appropriate levels of experience;
•continued to actively recruit for open positions within the accounting department and will, as necessary, supplement any interim staffing needs with temporary resources;
•reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review;
•strengthened our internal policies, processes and reviews, including substantial completion of the formal documentation thereof;
•implemented a formal financial month-end close policy and process; and
•engaged a professional accounting services firm to help us assess and commence documentation of our internal controls for complying with the Sarbanes-Oxley Act.

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

We are subject to governmental regulation and other legal obligations, particularly those related to privacy, data protection, and information security, and our actual or perceived failure to comply with such obligations could harm our business, by resulting in litigation, fines, penalties, or adverse publicity and reputational damage that may negatively affect the value of our business and decrease the price of our common stock. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our products.*

We receive, store, and process personal information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. In addition, our customers use our platform to collect personally identifiable information, personal health information, and personal financial information from their end-users. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission ("FTC"), and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.

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

The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. We are also following developments in 2020 regarding the frameworks that address the transfer of personal information outside of the EU, including the Privacy Shield framework and the standard contractual clauses. Specifically, in July 2020, the Court of Justice of the EU invalidated the EU-US Privacy Shield framework. If local authorities block transfers of data between the EU and the US, for example, by stating that the Standard Contractual Clauses are not an adequate data transfer mechanism to the US under the GDPR, our vendor and customer relationships may be impacted. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity and could cause our application providers, customers, and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2020, our Class B common stock held by stockholders, including our executive officers and directors and their affiliates, represents approximately 62.2% of the voting power of our outstanding capital stock, and Chief Architect and Executive Chairman, Artur Bergman, holds approximately 10.4% of our outstanding classes of common stock as a whole, but controls approximately 43.9% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and our Chief Architect and Executive Chairman on his own currently have and will continue to have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. If Mr. Bergman’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.

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

Our stock price may be volatile, and the value of our Class A common stock may decline.*

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

•actual or anticipated fluctuations in our financial condition and operating results;
•variance in our financial performance from expectations of securities analysts or investors;
•changes in the pricing we offer our customers;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our platform or related products;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•publicity associated with network downtime and problems;
•our involvement in litigation;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic, regulatory, and market conditions.
 Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may impact the market price of our Class A common stock. For example, in connection with the COVID-19 pandemic, we have experienced an increase in the usage of our platform, and as a result, the trading price of our Class A common stock has significantly increased, while at the same time, the broader market has experienced significant volatility. There are no assurances that the trading price of our Class A common stock will continue at this level for any period of time. Moreover, the trading price of our Class A common stock could experience a significant decrease once the scope and impact of the COVID-19 pandemic is better understood. These fluctuations could cause you to lose all or part of your investment in our Class A common stock.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

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

As of June 30, 2020, we have outstanding a total of 90,321,462 shares of Class A common stock and 14,850,890 shares of Class B common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.

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

We are currently an "emerging growth company" and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.*

We are currently an "emerging growth company," as defined in the JOBS Act, and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and extended adoption period for accounting pronouncements. We may take advantage of these exemptions until we are no longer an emerging growth company.

Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2020, we will cease to be an emerging growth company as of December 31, 2020 and, therefore, will not be able to take advantage of these various exemptions.

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

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.*

We are required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we will cease to be an emerging growth company as of December 31, 2020, which will expedite our obligation for our independent registered public accounting firm to issue an attestation report on management's assessment of our internal control over financial reporting and would accelerate our adoption of accounting standards. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation required under Section 404, and we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of the holders of a majority of our outstanding shares of common stock;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•reflect our two classes of common stock as described above.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.*

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law,
•our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•any action asserting a claim against us that is governed by the internal-affairs doctrine.
        This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving the dispute in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Class A Common Stock

On May 21, 2019, we closed our IPO, in which we sold 12,937,500 shares of Class A common stock at a price to the public of $16.00 per share, including 1,687,500 shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230953), which was declared effective by the SEC on May 16, 2019. We raised $192.5 million in net proceeds after deducting underwriting discounts and commissions. No payments were made by us to directors, officers, or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 17, 2019 pursuant to Rule 424(b). We invested the funds received in accordance with our board approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds, and corporate bonds. The managing underwriters of our IPO were BofA Merrill Lynch, Citigroup, and Credit Suisse. Following the sale of the shares in connection with the IPO, the offering terminated.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws					X
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.3
10.1+	Transition and Separation Agreement, by and between Fastly, Inc. and Wolfgang Maasberg, dated May 5, 2020.					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

FASTLY, INC.

August 7, 2020	By:	/s/ Joshua Bixby
Joshua Bixby Chief Executive Officer (Principal Executive Officer)

August 7, 2020	By:	/s/ Adriel Lares
Adriel Lares Chief Financial Officer (Principal Financial and Accounting Officer)