Form 10-Q
period 2020-09-30
Fastly, Inc.
filed 2020-11-06
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 31, 2020, 102.4 million shares of the registrants’ Class A common stock were outstanding and 11.1 million shares of registrant's Class B common stock were outstanding.

TABLE OF CONTENTS

		Page
	Part I - Financial Information
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and 2019	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	10
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53
Item 4.	Controls and Procedures	53
	Part II - Other Information	55
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88
Item 3.	Defaults Upon Senior Securities	89
Item 4.	Mine Safety Disclosures	89
Item 5.	Other Information	89
Item 6.	Exhibits	90
	Signatures	91

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
•our ability to comply with laws and regulations that currently apply or may become applicable to our business or our customers both in the United States and internationally; and
•challenges that we may face as we integrate the business and operations of Signal Sciences, a security technology company we acquired on October 1, 2020.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of September 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$309,968	$16,142
Marketable securities	92,302	114,967
Accounts receivable, net of allowance for doubtful accounts of $2,761 and $1,816 as of September 30, 2020 and December 31, 2019, respectively	42,593	37,136
Restricted cash	70,087	70,087
Prepaid expenses and other current assets	14,769	10,991
Total current assets	529,719	249,323
Property and equipment, net	83,498	60,037
Goodwill	362	372
Intangible assets, net	2,792	1,125
Other assets	15,147	10,112
Total assets	$631,518	$320,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,273	$4,602
Accrued expenses	38,559	19,878
Current portion of long-term debt	6,060	4,472
Other current liabilities	9,555	8,169
Total current liabilities	66,447	37,121
Long-term debt, less current portion	26,007	25,158
Other long-term liabilities	3,944	1,038
Total liabilities	96,398	63,317
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A and Class B common stock	2	2
Additional paid-in capital	777,231	449,463
Accumulated other comprehensive income	124	196
Accumulated deficit	(242,237)	(192,009)
Total stockholders’ equity	535,120	257,652
Total liabilities and stockholders’ equity	$631,518	$320,969

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$70,638	$49,797	$208,225	$141,526
Cost of revenue	29,292	22,292	86,254	62,794
Gross profit	41,346	27,505	121,971	78,732
Operating expenses:
Research and development	18,271	12,121	49,224	33,541
Sales and marketing	22,568	17,560	66,416	49,505
General and administrative	23,961	10,583	56,199	28,203
Total operating expenses	64,800	40,264	171,839	111,249
Loss from operations	(23,454)	(12,759)	(49,868)	(32,517)
Interest income	353	1,154	1,450	2,431
Interest expense	(410)	(621)	(1,097)	(4,845)
Other income (expense), net	69	109	418	(2,363)
Loss before income taxes	(23,442)	(12,117)	(49,097)	(37,294)
Income taxes	336	46	1,131	183
Net loss	$(23,778)	$(12,163)	$(50,228)	$(37,477)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.13)	$(0.50)	$(0.63)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	105,942	93,240	100,413	59,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss	$(23,778)	$(12,163)	$(50,228)	$(37,477)
Other comprehensive income:
Foreign currency translation adjustment	$(68)	$(12)	$(149)	$(5)
Gain (loss) on investments in available-for-sale-securities, net of tax	(193)	(23)	77	19
Total other comprehensive income (loss)	$(261)	$(35)	$(72)	$14
Comprehensive loss	$(24,039)	$(12,198)	$(50,300)	$(37,463)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts; unaudited)

	Three months ended September 30, 2020
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	90,321,462	$1	14,716,313	$1	$760,237	$385	$(218,459)	$542,165
Exercise of stock options	979,252	—	—	—	4,122	—	—	4,122
Vesting of early exercised stock options	—	—	28,730	—	127	—	—	127
Vesting of restricted stock units	844,635	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,745	—	—	12,745
Conversion of Class B to Class A Stock	3,371,024	—	(3,371,024)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(23,778)	(23,778)
Other comprehensive loss	—	—	—	—	—	(261)	—	(261)
Balance as of September 30, 2020	95,516,373	$1	11,374,019	$1	$777,231	$124	$(242,237)	$535,120

	Three months ended September 30, 2019
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	12,995,158	$—	80,152,652	$2	$435,189	$(2,109)	$13	$(165,773)	$267,322
Exercise of stock options	107,033	—	—	—	296	—	—	—	296
Exercise of common stock warrants	—	—	51,722	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	40,525	—	155	—	—	—	155
Stock-based compensation	—	—	—	—	3,840	—	—	—	3,840
Net loss	—	—	—	—	—	—	—	(12,163)	(12,163)
Other comprehensive loss	—	—	—	—	—	—	(35)	—	(35)
Balance as of September 30, 2019	13,102,191	$—	80,244,899	$2	$439,480	$(2,109)	$(22)	$(177,936)	$259,415

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts; unaudited)

	Nine months ended September 30, 2020
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	60,954,694	$1	33,863,021	$1	$449,463	$196	$(192,009)	$257,652
Issuance of Class A common stock issued in connection with the follow-on public offering, net of underwriting discounts	6,900,000	—	—	—	274,177	—	—	274,177
Exercise of stock options	3,802,613	—	—	—	12,953	—	—	12,953
Exercise of common stock warrants	—	—	144,635	—	—	—	—	—
Vesting of early exercised stock options	—	—	94,048	—	401	—	—	401
Vesting of restricted stock units	905,093	—	—	—	—	—	—	—
Shares issued under ESPP	226,288	—	—	—	4,247	—	—	4,247
Stock-based compensation	—	—	—	—	35,990	—	—	35,990
Conversion of Class B to Class A Stock	22,727,685	—	(22,727,685)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(50,228)	(50,228)
Other comprehensive loss	—	—	—	—	—	(72)	—	(72)
Balance as of September 30, 2020	95,516,373	$1	11,374,019	$1	$777,231	$124	$(242,237)	$535,120

	Nine months ended September 30, 2019
	Convertible Preferred Stock		Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	53,630,213	$219,584	—	$—	25,025,836	$1	$16,403	$(2,109)	$(36)	$(146,186)	$(131,927)
Impact of change in accounting policy	—	—	—	—	—	—	—	—	—	5,727	5,727
Conversion of convertible preferred stock to Class B common stock	(53,630,213)	(219,584)	—	—	53,630,213	1	219,583	—	—	—	219,584
Conversion of convertible preferred stock warrants into Class B common stock warrants	—	—	—	—	—	—	5,665	—	—	—	5,665
Issuance of Class A common stock in connection with the IPO, net of underwriting discounts	—	—	12,937,500	—	—	—	186,912	—	—	—	186,912
Exercise of stock options	—	—	164,691	—	1,211,230	—	2,828	—	—	—	2,828
Exercise of common stock warrants				—	224,102	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	121,579	—	465	—	—	—	465
Stock-based compensation	—	—	—	—	—	—	7,550	—	—	—	7,550
Repayment of stockholder note	—	—	—	—	31,939	—	74	—	—	—	74
Net loss	—	—	—	—	—	—	—	—	—	(37,477)	(37,477)
Other comprehensive income	—	—	—	—	—	—	—	—	14	—	14
Balance as of September 30, 2019	—	$—	13,102,191	$—	80,244,899	$2	$439,480	$(2,109)	$(22)	$(177,936)	$259,415

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(50,228)	$(37,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,411	11,693
Amortization of deferred rent	2,941	5,181
Amortization of debt issuance costs	58	1,884
Amortization of deferred contract costs	2,375	1,690
Stock-based compensation	34,752	7,550
Provision for doubtful accounts	1,212	344
Change in fair value of preferred stock warrant liabilities	—	2,404
Other adjustments	207	(502)
Interest paid on capital leases	(454)	(269)
Loss (gain) on disposals of property and equipment	(133)	43
Changes in operating assets and liabilities:
Accounts receivable	(6,669)	(9,520)
Prepaid expenses and other current assets	(3,778)	(5,811)
Other assets	(7,410)	(6,468)
Accounts payable	7,046	4,579
Accrued expenses	17,224	(2,703)
Other liabilities	(321)	(861)
Net cash provided by (used in) operating activities	11,233	(28,243)
Cash flows from investing activities:
Purchases of marketable securities	(204,361)	(177,525)
Sales of marketable securities	143,241	3,578
Maturities of marketable securities	83,718	68,044
Proceeds from sale of property and equipment	150	—
Purchases of property and equipment	(24,443)	(10,400)
Capitalized internal-use software	(4,082)	(3,218)
Purchases of intangible assets	(1,811)	(636)
Net cash used in investing activities	(7,588)	(120,157)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting fees	—	192,510
Payments of costs related to initial public offering	—	(4,452)
Proceeds from follow-on public offering, net of underwriting fees	274,896	—
Payments of costs related to follow-on public offering	(675)	—
Repayments of notes payable	—	(27,488)
Repayments of capital leases	(3,060)	(905)
Proceeds from employee stock purchase plan	6,206	3,131
Proceeds from exercise of vested stock options	12,953	2,828
Proceeds from early exercise of stock options	—	520
Proceeds from payment of stockholder note	—	74
Net cash provided by financing activities	290,320	166,218
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(139)	12
Net increase in cash, cash equivalents, and restricted cash	293,826	17,830
Cash, cash equivalents, and restricted cash at beginning of period	86,229	36,963
Cash, cash equivalents, and restricted cash at end of period	$380,055	$54,793
The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Nine months ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$758	$4,931
Cash paid for income taxes, net of refunds received	$1,000	$13
Property and equipment additions not yet paid in cash	$9,613	$7,702
Vesting of early-exercised stock options	$401	$465
Capital lease outstanding from current year addition	$5,439	$4,750
Change in other assets from change in accounting principle	$—	$5,727
Conversion of convertible preferred stock warrants to convertible common stock warrants	$—	$5,665
Cashless exercise of common stock warrants	$1,557	$1,036
Costs related to the initial public offering, accrued but not yet paid	$—	$1,148
Stock-based compensation capitalized to internal-use software	$1,238	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$309,968	$54,706
Restricted cash	70,087	87
Total cash, cash equivalents, and restricted cash	$380,055	$54,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. As of September 30, 2020, our edge network spans 72 Points-of-Presence ("POPs") across 55 markets around the world. We were incorporated in Delaware in 2011 and are headquartered in San Francisco, California.
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
Immediately upon the closing of the IPO, all shares of convertible preferred stock then outstanding were converted into 53,630,213 shares of Class B common stock on a one-to-one basis. Prior to the IPO, we had seven outstanding series of convertible preferred stock each with a par value of $0.00002 per share, convertible at the option of the holder, that was classified as temporary equity on our consolidated balance sheet. On May 17, 2019, immediately upon closing of the IPO, our convertible preferred stock was automatically converted to shares of our Class B common stock. As of both September 30, 2020 and December 31, 2019, we had no convertible preferred stock issued or outstanding.
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
Acquisition of Signal Sciences
On August 27, 2020, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) to acquire Signal Sciences. The acquisition closed on October 1, 2020 and as a result of the acquisition, Signal Sciences became a wholly owned subsidiary of Fastly, Inc. Please refer to Note 14 — Subsequent Events for details on the subsequent closing of the merger on October 1, 2020.

2.     Summary of Significant Accounting Policies
Basis of Presentation
The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") along with instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X.
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting. We have made certain presentation changes to distinguish and disclose as a separate line item, the non-cash amortization expense of our deferred contract costs balance from other assets within operating cash flows in the Condensed Consolidated Statements of Cash Flows.
Principles of Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Unaudited Interim Financial Statements
The accompanying interim condensed consolidated balance sheet as of September 30, 2020, the related interim condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, and the condensed consolidated statements of convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and the related footnote disclosures are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our financial position as of September 30, 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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
The ongoing global COVID-19 pandemic has impacted many operational aspects of our business and may continue to do so in the future. We assessed the impact that COVID-19 had on our results of operations, including, but not limited to an assessment of our allowance for doubtful accounts, the carrying value of short-term and long-term investments, the carrying value of goodwill and other long-lived assets, and the impact to revenue recognition and cost of revenues. While the COVID-19 pandemic has not had a material adverse impact on our financial operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. We will continue to actively monitor the impact that COVID-19 has on the results of our business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of our employees, customers, partners, suppliers and stockholders. As a result, our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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

No customer accounted for more than 10% of revenue for both the three months ended September 30, 2020 and September 30, 2019. One customer accounted for 11% of revenue for the nine months ended September 30, 2020. No customer accounted for more than 10% of revenue for the nine months ended September 30, 2019. No customer accounted for more than 10% of the total accounts receivable balance as of September 30, 2020 and December 31, 2019.
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
We are currently evaluating the impact of ASC 842 on our financial statements. We expect the adoption of ASC 842 to materially gross up our consolidated balance sheets due to the recognition of operating lease right-of-use assets and operating lease liabilities, relating to the discounted future lease payments associated with our office leases and colocation arrangements. We do not anticipate a material impact to our results of operations and our statements of cash flows. We intend to elect the modified transition method of adoption discussed in ASU 2018-11 and the package of practical expedients. We also intend to apply the short-term lease exception for all lease arrangements that exempts us from recognizing a right-of-use assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of 12 months or less.
    In June 2016, FASB issued new guidance, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures. We expect to adopt the guidance prospectively and do not expect the adoption of this standard to have a material impact on our consolidated financial statements. The standard is effective for public entities' interim and annual periods beginning after December 15, 2018. As we will cease to be an emerging growth company as of December 31, 2020, we expect to adopt the standard on December 31, 2020, presenting the initial application of ASC 326 beginning on January 1, 2020, in our annual financial statements included in our Form 10-K for year ended December 31, 2020.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement ("ASU 2018-15"). This guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures. We do not expect the adoption of ASU 2018-15 to have a material impact on our consolidated financial statements. The standard is effective for public entities' interim and annual periods beginning after December 15, 2018. As we will cease to be an emerging growth company as of December 31, 2020, we expect to adopt the standard on December 31, 2020, presenting the initial application of ASC 350 beginning on January 1, 2020, in our annual financial statements included in our Form 10-K for year ended December 31, 2020.

    On December 18, 2019, the FASB released ASU 2019-12 which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements. The standard is effective for public entities' interim and annual periods beginning after December 15, 2020, with early adoption permitted. We expect to adopt this standard on January 1, 2021 for our fiscal year 2021 audited financial statements.

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

Our revenue by geography is based on the billing address of the customer. Aside from the United States, one other country, Singapore, accounted for 11% of revenue for the nine months ended September 30, 2020. Aside from the United States, no other single country accounted for more than 10% of revenue for the three months ended September 30, 2020 and the three and nine months ended September 30, 2019.

The following table presents our net revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
United States	$49,140	$35,473	$136,194	$101,416
Asia Pacific	10,306	4,607	34,157	12,747
Europe	8,003	7,108	23,549	19,890
All other	3,189	2,609	14,325	7,473
Total revenue	$70,638	$49,797	$208,225	$141,526

The majority of our revenue is derived from enterprise customers, which are defined as customers with revenue in excess of $100,000 over the previous 12-month period. The following table presents our net revenue for enterprise and non-enterprise customers:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Enterprise customers	$63,353	$42,765	$186,490	$121,230
Non-enterprise customers	7,285	7,032	21,735	20,296
Total revenue	$70,638	$49,797	$208,225	$141,526

Contract balances

The timing of revenue recognition may differ from the timing of invoicing to customers. We have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue is recognized subsequent to invoicing.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized and consists of the unearned portions of edge cloud platform usage. Our payment terms and conditions vary by contract type. Payment terms on invoiced amounts are typically 15 to 45 days.

The following table presents our contract assets and contract liabilities as of September 30, 2020 and as of December 31, 2019:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Contract assets	$403	$271
Contract liabilities	$42	$317

The following table presents the revenue recognized during the three and nine months ended September 30, 2020 and 2019 from amounts included in the contract liability at the beginning of the period:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$37	$518	$310	$1,517

Remaining performance obligations

As of September 30, 2020 and December 31, 2019, we had $100.0 million and $70.7 million, of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods, respectively. We apply the practical expedient of ASC 606, which gives us the optional exemption from disclosing certain information about our remaining performance obligations for our service contracts for which the original contract duration is one year or less, such as the aggregate transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. The typical contract term is one year, although terms may vary by contract. As of September 30, 2020, we expect to recognize 80% of this balance over the next 12 months and the remainder within the following year.

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

As of September 30, 2020 and December 31, 2019, our costs to obtain contracts were as follows:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Deferred contract costs	$11,693	$6,804

During the three months ended September 30, 2020 and 2019, we recognized $0.9 million and $0.6 million of amortization related to deferred contract costs, respectively. During the nine months ended September 30, 2020 and 2019, we recognized $2.4 million and $1.7 million of amortization related to deferred contract costs, respectively. These costs are recorded within the sales and marketing line item on the accompanying Condensed Consolidated Statements of Operations.

4.     Investments and Fair Value Measurements
Our total cash, cash equivalents and marketable securities consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents:
Cash	$273,734	$11,623
Money market funds	36,234	2,020
Commercial paper	—	2,499
Total cash and cash equivalents	$309,968	$16,142
Marketable securities:
Corporate notes and bonds	$14,391	$17,470
Commercial paper	17,464	5,481
U.S. Treasury securities	60,447	78,160
Asset-backed securities	—	13,856
Total marketable securities	$92,302	$114,967
Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$14,348	$43	$—	$14,391
Commercial paper	17,464	—	—	17,464
U.S. Treasury securities	60,253	194	—	60,447
Total available-for-sale investments	$92,065	$237	$—	$92,302

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$17,462	$9	$(1)	$17,470
Commercial paper	5,481	—	—	5,481
U.S. Treasury securities	78,075	85	—	78,160
Asset-backed securities	13,852	4	—	13,856
Total available-for-sale investments	$114,870	$98	$(1)	$114,967
The majority of our securities classified as available-for-sale as of September 30, 2020 have contractual maturities of one year or less. Certain securities held and classified as available-for-sale as of September 30, 2020 have contractual maturities greater than one year; however, we do not intend to hold these securities to maturity. Consistent with our intentions to hold the securities for less than 12 months we classify all securities as short-term. As of December 31, 2019, all securities classified as available-for-sale had contractual maturities of one year or less. There were no securities in a continuous loss position for 12 months or longer as of September 30, 2020 and December 31, 2019. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above, as we believe that the decrease in fair value of these securities is temporary.
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

Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$36,234	$—	$—	$36,234
Total cash equivalents	36,234	—	—	36,234
Marketable securities:
Corporate notes and bonds	—	14,391	—	14,391
Commercial paper	—	17,464	—	17,464
U.S. Treasury securities	—	60,447	—	60,447
Asset-backed securities	—	—	—	—
Total marketable securities	—	92,302	—	92,302
Restricted cash:
Money market funds	70,087	—	—	70,087
Total restricted cash	70,087	—	—	70,087
Total financial assets	$106,321	$92,302	$—	$198,623

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$2,020	$—	$—	$2,020
Commercial paper	—	2,499	—	2,499
Total cash equivalents	2,020	2,499	—	4,519
Marketable securities:
Corporate notes and bonds	—	17,470	—	17,470
Commercial paper	—	5,481	—	5,481
U.S. Treasury securities	—	78,160	—	78,160
Asset-backed securities	—	13,856	—	13,856
Total marketable securities	—	114,967	—	114,967
Restricted cash:
Money market funds	70,087	—	—	70,087
Total restricted cash	70,087	—	—	70,087
Total financial assets	$72,107	$117,466	$—	$189,573
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and nine months ended September 30, 2020 and 2019.

5.     Balance Sheet Information
Property and equipment, net
Property and equipment, net consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
	(in thousands)
Computer and networking equipment	$121,096	$89,830
Leasehold improvements	3,319	3,285
Furniture and fixtures	684	681
Office equipment	662	579
Internal-use software	19,221	13,901
Property and equipment, gross	$144,982	$108,276
Accumulated depreciation and amortization	(61,484)	(48,239)
Property and equipment, net	$83,498	$60,037
Depreciation and amortization expense on property and equipment for the three months ended September 30, 2020 and 2019 was approximately $4.9 million and $4.0 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $0.5 million for both the three months ended September 30, 2020 and 2019.
Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2020 and 2019 was approximately $14.3 million and $11.6 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $1.7 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively.
During the three and nine months ended September 30, 2020, we recorded a gain on disposal of computer and networking equipment of $0.1 million. During the three and nine months ended September 30, 2019, we did not record a gain on disposal of computer and networking equipment.
As of September 30, 2020 and December 31, 2019, the unamortized balance of capitalized internal-use software costs on our Condensed Consolidated Balance Sheets was approximately $12.1 million and $8.5 million, respectively.
Accrued expenses
Accrued expenses consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
	(in thousands)
Accrued compensation and related benefits	$21,362	$8,734
Sales and use tax payable	5,324	3,938
Accrued acquisition-related costs	4,436	—
Accrued colocation and bandwidth costs	3,886	3,237
Other accrued liabilities	3,551	3,969
Total accrued expenses	$38,559	$19,878

Other Current Liabilities
Other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
	(in thousands)
Liability for early-exercised stock options	$257	$467
Deferred revenue	42	317
Accrued computer and networking equipment	8,977	7,060
Other current liabilities	279	325
Total other current liabilities	$9,555	$8,169
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
	(in thousands)
Deferred rent	$3,731	$634
Other long-term liabilities	213	404
Total other long-term liabilities	$3,944	$1,038

6.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows:

Nine months ended September 30, 2020
(in thousands)
Balance as of December 31, 2019	$372
Foreign currency translation	(10)
Balance as of September 30, 2020	$362
As of September 30, 2020 and December 31, 2019, our intangible assets consisted of the following:

	As of September 30, 2020			As of December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
In-process research and development ("IPR&D")	$368	$—	$368	$—	$—	$—
Internet protocol addresses	2,891	(506)	2,385	1,448	(362)	1,086
Domain name	39	—	39	39	—	39
Total intangible assets	$3,298	$(506)	$2,792	$1,487	$(362)	$1,125

Our intangible assets are comprised of internet protocol address costs, domain name costs and IPR&D. Internet protocol addresses and Domain name intangible assets are subject to amortization. During the nine months ended September 30, 2020, we acquired certain IPR&D assets for $0.4 million, which are not subject to amortization.
During the nine months ended September 30, 2020, we purchased additional internet protocol addresses and domain names for a gross carrying value of $1.4 million. We did not acquire internet protocol addresses and domain names during the three months ended September 30, 2020.
During the three and nine months ended September 30, 2019, we purchased additional internet protocol addresses and domain names for a gross carrying value of $0.6 million and $0.1 million, respectively.
The annual expected amortization expense of intangible assets subject to amortization as of September 30, 2020 is as follows:

As of September 30, 2020
(in thousands)
Remainder of 2020	$72
2021	298
2022	302
2023	302
2024	292
Thereafter	1,158
Total	$2,424
We perform tests for impairment of goodwill and long-lived assets on an annual basis as of October 31 or more frequently if events or changes in circumstances indicate that our long-lived assets might be impaired. We did not record any impairment charges during both the three and nine months ended September 30, 2020 and 2019.
The aggregate expense related to amortization of intangible assets for both the three months ended September 30, 2020 and 2019 were each less than $0.1 million. The aggregate expense related to amortization of intangible assets for nine months ended September 30, 2020 and 2019 was $0.1 million and less than $0.1 million, respectively.

7.     Debt Instruments
Capital Lease Agreement
    In June 2017, we entered into a Capital Lease Agreement with an equipment provider. The agreement provides for a bargain purchase price at the end of the term. The following table reflects the Capital Lease agreements under our single master Capital Lease agreement entered into in June 2017:

Date of Signed Agreement	Date of Commencement, per Signed Agreement	Amount of Network Equipment (in millions)	Annual Interest Rate	Term of Agreement (in years)
June 2017	June 2017	$5.0	5.24%	4.0
March 2018	March 2018	$0.5	5.38%	4.0
February 2019	February 2019	$2.9	5.38%	3.0
March 2019	March 2019	$1.3	5.38%	3.0
August 2019	August 2019	$1.3	6.33%	3.0
November 2019	November 2019	$2.2	5.69%	3.0
December 2019	December 2019	$1.0	5.42%	3.0
January 2020	February 2020	$1.0	5.42%	3.0
March 2020	April 2020	$2.3	5.42%	3.0
June 2020	July 2020	$3.6	4.95%	3.0
September 2020	October 2020	$1.3	4.95%	3.0
September 2020	October 2020	$2.2	4.95%	3.0
As of September 30, 2020 and December 31, 2019, $11.9 million and $9.5 million was outstanding under the Capital Lease Agreement, respectively. We recognize the amortization of the underlying capital lease assets as depreciation and amortization expense.
Cash Collateralized Revolving Credit Agreement
In November 2019, we entered into a Revolving Credit Agreement with Citibank, N.A (the "Lender") for an aggregate commitment amount of $70.0 million with a maturity date of November 3, 2022 (the "Revolver"). The amount of borrowings available under the Revolving Credit Agreement at any time are collateralized by our cash, which is classified as restricted cash on our balance sheets. With prior written notice to the Lender, we have the right, at any time prior to the Revolver's maturity date, without premium or penalty, to terminate or reduce the Revolver arrangement. In event of such termination, the aggregate principal of the then outstanding amounts, including any accrued interest to date, shall be repaid and the restrictions on the associated collateralized cash would be released.
The interest rate associated with each advance under the Revolving Credit Agreement is equal to the sum of LIBOR for the applicable interest period plus 1.50% which is a per annum rate based on outstanding borrowings. As such, for the initial interest period ending in November 2020, the interest rate is set at 3.46%. The commitment fee is 0.20% per annum based on the average daily unused amount of the commitment amount. Interest payments on outstanding borrowings are due on the last day of each interest period and payments for the commitment fee are due at the end of each calendar quarter. As of both September 30, 2020 and December 31, 2019, the outstanding balance on the Revolving Credit Agreement was $20.3 million.
On November 4, 2020, we notified the Lender that we are terminating the Revolving Credit Agreement in accordance with its terms. In connection with the termination of the Revolving Credit Agreement, we will repay the currently outstanding aggregate principal amount of $20.3 million, as well as any accrued interest, as of the termination date. The associated restrictions on the collateralized cash of $70.1 million would be released, accordingly. We expect termination of the Revolving Credit Agreement and repayment to take place in November 2020.

The following table reflects the carrying values of the debt and capital lease agreements as of September 30, 2020 and December 31, 2019:

	As of September 30,	As of December 31,
	2020	2019
	(in thousands)
Liability component:
Principal amount—Cash Collateralized Revolving Credit Agreement	$20,300	$20,300
Less: unamortized debt issuance costs	(161)	(219)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion—Cash Collateralized Revolving Credit Agreement	$20,139	$20,081
Principal amount—Capital Lease Agreement	11,928	9,549
Less: current portion of long-term debt	(6,060)	(4,472)
Long-term debt, less current portion—Capital Lease Agreement	$5,868	$5,077
Total long-term debt, less current portion	$26,007	$25,158
Contractual future repayments for our debt and capital lease obligations as of September 30, 2020 are as follows:

	Principal	Interest	Total
	(in thousands)
Remainder of 2020	$1,872	$926	$2,798
2021	6,921	1,350	8,271
2022	25,150	982	26,132
2023	1,795	30	1,825
2024	—	—	—
Thereafter	—	—	—
Total	$35,738	$3,288	$39,026
Interest expense related to debt for the three months ended September 30, 2020 and 2019 was $0.4 million and $0.6 million, respectively. Interest expense related to debt for the nine months ended September 30, 2020 and 2019 was $1.1 million and $4.8 million, respectively.

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
We recognize rent expense on a straight-line basis over the lease period and have accrued for any rent expense incurred but not paid at each reporting period end. Rent expense for the three months ended September 30, 2020 and 2019 was $2.0 million and $1.8 million, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 was $6.3 million and $4.9 million, respectively.
During the three and nine months ended September 30, 2020 and 2019, we also had sublease agreements with tenants of various properties vacated by us. The amount earned from our sublease tenants was approximately $0.3 million and $0.3 million during the three months ended September 30, 2020 and 2019, respectively. The amount earned from our sublease tenants was approximately $0.9 million and $0.9 million during the nine months ended September 30, 2020 and 2019, respectively.

Purchase Commitments
As of September 30, 2020, we had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, colocation, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors). Our minimum future commitments related to cost of revenue related agreements as of September 30, 2020 were as follows:

Cost of Revenue Commitments
(in thousands)
Remainder of 2020	$12,388
2021	35,411
2022	10,548
2023	3,141
2024	523
Thereafter	816
Total	$62,827
We also have long-term commitments for various non-cancelable software as a service ("SaaS") agreements. There have been no material changes to our purchase commitments related to SaaS agreements as compared to those described in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Legal Matters
On August 27, 2020, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Marcos Betancourt v. Fastly, Inc., et al. (Case No. 4:20-cv-06024-PJH) naming as defendants us and certain of our officers. On September 15, 2020, a substantively identical complaint was filed against the same defendants in the same court, captioned Rami Habib v. Fastly, Inc., et al. (Case No. 4:20-cv-06454-JST). The complaints assert that all defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 by making materially false or misleading statements between May 6, 2020 and August 5, 2020 regarding our business and financials, while not disclosing the identity of one of its largest customers. The plaintiffs also allege that certain of our officers violated Section 20(a) of the Exchange Act. On September 27, 2020, the court consolidated the two cases into one putative class action, captioned In re Fastly, Inc. Securities Litigation. Motions for lead plaintiff were filed on October 26, 2020 and the hearing on the lead plaintiff motion is set for December 2, 2020. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and our officers and directors.
We are also party to various disputes that management considers routine and incidental to our business. Management does not expect the results of any of these routine actions to have a material effect on our business, results of operations, financial conditions, or cash flows.
The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, as the pending lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements if we do not prevail in the defense against the pending lawsuits and any other related lawsuits, or even if we do prevail.

As of September 30, 2020, we have not accrued for any loss contingencies on the above mentioned lawsuit as we do not believe an outcome resulting in a loss is probable. We will accrue for loss contingencies if it becomes both probable that we will incur a loss and if we can reasonably estimate the amount or range of the loss.

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
As of September 30, 2020 and December 31, 2019, 95.5 million and 61.0 million shares of Class A common stock were issued and outstanding, respectively. As of September 30, 2020 and December 31, 2019, 11.4 million and 33.9 million shares of Class B common stock were issued and outstanding, respectively. As of both September 30, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding.
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
As of both September 30, 2020 and December 31, 2019, there were 23.6 million shares of Class B common stock reserved for issuance pursuant to outstanding stock options under the 2011 Plan. As of September 30, 2020 and December 31, 2019, there were no shares of Class B common stock available for issuance for future grants under the 2011 Plan.

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
As of September 30, 2020 and December 31, 2019, there were 19.2 million shares and 14.4 million shares of Class A common stock reserved for issuance under the 2019 Plan, respectively. As of September 30, 2020 and December 31, 2019, there were 13.4 million and 12.4 million Class A common stock available for issuance under the 2019 Plan, respectively.
In May 2019, in conjunction with our IPO, our Board and stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year.

As of September 30, 2020 and December 31, 2019, there were 3.5 million shares and 2.5 million shares of Class A common stock reserved for issuance under the ESPP, respectively. As of September 30, 2020 and December 31, 2019, there were 2.9 million shares and 2.2 million shares of Class A common stock available for future issuance under the ESPP, respectively.

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
The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2019	11,269	$4.68	7.3	$173,471
Granted	—	—
Exercised	(3,803)	3.36
Cancelled/forfeited	(176)	8.80
Outstanding at September 30, 2020	7,290	$5.28	6.8	$644,502
Vested and exercisable at September 30, 2020	4,296	$3.41	5.9	$387,817
The total pre-tax intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $157.9 million and $12.7 million, respectively.
The total grant date fair value of employee options vested for the nine months ended September 30, 2020 and 2019 was $6.5 million and $4.4 million, respectively.
The weighted average grant-date fair value for options granted to employees during the nine months ended September 30, 2019 was $6.05. There were no options granted during the nine months ended September 30, 2020.
We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. We estimated the fair value of stock option awards using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2020	2019
Fair value of common stock	N/A	$12.38
Expected term (in years)	N/A	6.48
Risk-free interest rate	N/A	2.30%
Expected volatility	N/A	40.0%
Dividend yield	N/A	—%
During the three months ended September 30, 2020 and 2019, we recorded stock-based compensation expense from stock options of approximately $1.8 million and $2.1 million, respectively. During the nine months ended September 30, 2020 and 2019, we recorded stock-based compensation expense from stock options of approximately $5.7 million and $5.4 million, respectively.

As of September 30, 2020, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $12.4 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.13 years.
Early Exercise of Stock Options
Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the accompanying Condensed Consolidated Balance Sheets and reclassified into equity as the options vest. As of September 30, 2020 and December 31, 2019, a total of 105,847 and 199,895 shares of Class B Common Stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of approximately $0.5 million and $0.9 million as of September 30, 2020 and December 31, 2019, respectively, is recorded in other current liabilities and other liabilities on the accompanying Condensed Consolidated Balance Sheets.
The activity of non-vested shares as a result of early exercise of options granted to employees and non-employees, is as follows:

Nine months ended September 30,
2020
(in thousands)
Beginning balance as of December 31, 2019	200
Early exercise of options	—
Vested	(94)
Repurchased
Ending balance as of September 30, 2020	106
Restricted Stock Units ("RSUs")
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
The following table summarizes RSU activity during the nine months ended September 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
RSUs outstanding as of December 31, 2019	1,641	$20.07
Granted	3,726	24.62
Vested	(905)	21.52
Cancelled/forfeited	(108)	21.53
RSUs outstanding as of September 30, 2020	4,354	$23.67
During the three and nine months ended September 30, 2020, we recognized stock-based compensation expense related to RSUs of $10.6 million and $28.0 million, respectively. During the three and nine months ended September 30, 2019, we recognized stock-based compensation expense related to RSUs of $0.7 million.
During the nine months ended September 30, 2020, the Company modified the terms of its RSUs awarded to an employee to allow for the remainder unvested awards to be fully vested upon their change in employment status. As a result, the Company recorded incremental stock-based compensation expense in relation to the modification of $4.8 million for the nine months ended September 30, 2020. Included in this expense, is the incremental fair value resulting from the modifications of the RSUs of $0.1 million. During the three months ended September 30, 2020, there were no equity award modifications that resulted in a material incremental expense recorded. During both the three and nine months ended September 30, 2019, there were no equity award modifications that resulted in incremental expense recorded.
As of September 30, 2020, total unrecognized stock-based compensation cost related to non-vested RSUs was $92.4 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.34 years.
Performance-Based Restricted Stock Units ("PSUs")
In March 2020, the Company granted a maximum total of 87,918 shares of PSUs to certain employees of the company, pursuant to the Company’s 2019 Equity Incentive Plan. The PSUs granted reflect a maximum of 200% of target performance and represent the right of the employees to be issued on a future date, one (1) share of Class A common stock for each RSU received that will vest on the applicable vesting date.

On November 2, 2020, the Compensation Committee of the Board of Directors set the performance conditions related to the previously granted PSUs. The performance conditions are based on the level of achievement of certain Company and individual targets related to Fastly's operating plan for the fiscal year 2020 ("2020 operating plan"). The PSUs will vest at 50% of the target if the Company achieves 90% performance under the 2020 operating plan, 100% of the target if the Company achieves 100% performance under the 2020 operating plan and 200% of the target if the Company achieves 110% performance or greater under the 2020 operating plan. These awards will be eligible to vest linearly within those parameters. Subject to employees’ continuous service with the Company through each vesting date, 25% of the number of RSUs credited to them upon certification of achievement will vest on February 15, 2021, May 15, 2021, August 15, 2021, and November 15, 2021, respectively.

As of the nine months ended September 30, 2020, none of these performance conditions have been met. We expect to record stock-based compensation related to these PSUs once it is considered probable that the performance conditions set will be met.
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
We estimated the fair value of shares granted under the ESPP on the first date of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30,
	2020	2019
Fair value of common stock	$14.09	$6.92
Expected term (in years)	0.5	0.5
Risk-free interest rate	0.85%	2.35%
Expected volatility	52.0%	36.4%
Dividend yield	—%	—%
    During the three and nine months ended September 30, 2020, we withheld $2.0 million and $6.1 million in contributions from employees, respectively, and recognized $0.4 million and $2.3 million in stock-based compensation expense related to the ESPP, respectively. During the three and nine months ended September 30, 2019, we withheld $2.3 million and $3.1 million in contributions from employees, respectively, and recognized $1.1 million and $1.5 million in stock-based compensation expense related to the ESPP, respectively.

During the nine months ended September 30, 2020, 0.2 million shares of our Class A common stock was purchased under the offering period that commenced on November 21, 2019. No common stock was issued under the ESPP in the three months ended September 30, 2020, nor in the three and nine months ended September 30, 2019.
Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenue	$929	$438	$2,634	$875
Research and development	4,371	968	10,095	2,114
Sales and marketing	3,194	929	11,753	1,894
General and administrative	3,648	1,505	10,270	2,667
Total	$12,142	$3,840	$34,752	$7,550
For the three and nine months ended September 30, 2020, we capitalized $0.6 million and $1.2 million of stock-based compensation expense. For the three and nine months ended September 30, 2019, we did not capitalize any stock-based compensation expense.
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
On May 17, 2019, immediately upon closing of the IPO, our warrants to purchase convertible preferred stock were automatically converted to warrants to purchase an equal number of shares of our Class B common stock. As a result, the warrant was remeasured a final time, immediately prior to the closing of the IPO, and reclassified to additional paid-in capital within stockholders' equity. Changes in the fair value were recorded within other expense, net on the consolidated statement of operations. As of December 31, 2019, the warrants were classified and recorded as additional paid-in capital on the condensed consolidated balance sheets.
In the nine months ended September 30, 2020, certain Class B common stock warrants related to the previously outstanding subordinated debt and loan agreements were exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, we issued 144,635 shares of our Class B common stock. No Class B common stock warrants were exercised under the cashless exercise method pursuant to the corresponding warrant agreements during the three months ended September 30, 2020.

In the three months ended September 30, 2019, certain Class B common stock warrants related to the Credit Facility were exercised under the cashless exercise method pursuant to the corresponding warrant agreement. In the nine months ended September 30, 2019, certain Class B common stock warrants related to the Credit Facility, certain class B common stock warrants related to the Facility, certain Class B common stock warrants related to the Prior Loan Agreement, the Class B common stock warrants related to a previously outstanding term loan agreement, certain Class B common stock warrants related to the Mezzanine Loan and Security Agreement were exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, we issued 51,722 and 224,102 shares of our Class B common stock in the three and nine months ended September 30, 2019.

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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO, the shares issued pursuant to the exercise by the underwriters of an option to purchase additional shares, and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below, weighted for the period outstanding:

	Three months ended September 30,
	2020		2019
	Class A(1)	Class B(2)	Class A(1)	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(20,763)	$(3,015)	(1,703)	$(10,460)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	92,510	13,432	13,054	80,186
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.22)	$(0.13)	$(0.13)

	Nine months ended September 30,
	2020		2019
	Class A(1)	Class B(2)	Class A(1)	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(39,670)	$(10,558)	$(4,116)	$(33,361)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	79,307	21,106	6,555	53,124
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.50)	$(0.63)	$(0.63)
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

	Number of Shares
	As of September 30,
	2020	2019
	(in thousands)
Stock options	7,290	12,459
RSUs	4,354	864
Early exercised stock options	106	240
Common stock warrants	—	183
Shares issuable pursuant to the ESPP	90	230
PSUs	88	—
Total	11,928	13,976

11.     Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
In the three months ended September 30, 2020 and 2019, we recorded income tax expenses of $0.3 million and less than $0.1 million, respectively. In the nine months ended September 30, 2020 and 2019, we recorded income tax expenses of $1.1 million and $0.2 million, respectively.
We continue to maintain a full valuation allowance on our U.S. Federal and state net deferred tax assets. The tax expense for the three and nine months ended September 30, 2020 and 2019 was primarily due to foreign and state income tax expense.
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

Since the second quarter of 2020, we utilized the provision to defer payment of certain of our payroll taxes. Any deferred payments will be accrued for as a liability and included in our condensed consolidated balance sheet for the applicable period. As of September 30, 2020, we have accrued for $2.7 million in payroll tax deferrals related to the CARES Act.

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
Long-Lived Assets
The following table presents long-lived assets by geographic region:

	As of September 30,	As of December 31,
	2020	2019
	(in thousands)
United States	$54,734	$40,747
All other countries	28,764	19,290
Total long-lived assets	$83,498	$60,037

13.     Related Party Transactions
In July 2016, a stockholder borrowed approximately $0.1 million to exercise stock options for 53,125 shares of common stock pursuant to a promissory note from the stockholder. The note bears interest at a rate of 1.77%. In June 2019, the promissory note was repaid in full. Prior to repayment, for the purposes of the financial statements, the shares were not reported as exercised, issued, or outstanding. This stockholder is not one of our executive officers or directors. There were no outstanding balances as of both September 30, 2020 and December 31, 2019.

14. Subsequent Events

Signal Sciences Acquisition

On August 27, 2020, we entered into the Merger Agreement to acquire Signal Sciences. We completed this acquisition on October 1, 2020. As a result of the acquisition, we acquired 100% of the voting rights of Signal Sciences and it is now our wholly-owned subsidiary. The acquisition is expected to expand our security portfolio and bolster our existing security offerings with our web application and API protection solutions.

Under the terms of the Merger Agreement, we acquired Signal Sciences for an aggregate purchase price of $775.0 million, consisting of approximately $200.0 million in cash and the balance in 6,367,709 shares of our Class A Common Stock, with a par value $0.00002 per share; provided, that (a) unvested options to purchase Signal Sciences capital stock held by employees of Signal Sciences, who remained or became employees of Fastly or any of our subsidiaries following the acquisition, were assumed by us and (b) all unvested options to purchase stock held by any former employees of Signal Sciences were cancelled for no consideration.

In October 2020, we assumed the aforementioned unvested options to purchase Signal Sciences capital stock held by employees of Signal Sciences who remained or became employees of Fastly or any of our subsidiaries following the acquisition. Options to purchase 251,754 shares of our Class A common stock are outstanding in connection with the assumption of these awards. In addition, we have established a retention pool in an aggregate amount of $50.0 million in the form of restricted stock units covering shares of our Class A Common Stock that will be granted to certain former Signal Sciences employees in accordance with the terms of the Merger Agreement.

Due to the limited time since the acquisition date and limitations on access to Signal Sciences information prior to the acquisition date, the initial accounting for the business combination has not been completed at this time. As a result, we are unable to provide acquisition date amounts by major classes of assets and liabilities resulting from the transaction. We will include this information in our Annual Report on Form 10-K for the year ended December 31, 2020. We currently expect that the purchase of Signal Sciences will be accounted for as a business combination. All assets and liabilities transferred, including any intangibles assets, will be remeasured and recorded at their respective fair values on the date of the Merger closing of October 1, 2020. The difference between the purchase consideration and fair value of the assets and liabilities remeasured, will be recognized as goodwill on our books.

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

Overview
Developers are reinventing the way we live, work, and play online. Yet they repeatedly encounter innovation barriers when delivering modern digital experiences. Expectations for digital experiences are at an all-time high; they must be fast, secure, and highly personalized. If they aren’t reliable, end-users simply take their business elsewhere. And if they are not secure, they cannot be deployed. The challenge today is enabling developers to deliver a modern digital experience while simultaneously providing scale, security, and performance. We built our edge cloud platform to solve this problem.
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
Our mission is to fuel the next modern digital experience by providing developers with a programmable, secure and reliable edge cloud platform that they adopt as their own.
Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe our platform gives our customers a significant competitive advantage, whether they were born into the digital age, are just embarking on their digital transformation journey or, as we are seeing with the effects of COVID-19, are accelerating their digital transformation to meet customers in a more digital-first way. Our platform consists of three key components: a programmable edge, a software-defined modern network, and a philosophy of customer empowerment. Our programmable edge provides developers with real-time visibility and control, where they can write and deploy code to push application logic to the edge. It supports modern application delivery processes, freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. It is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. As of September 30, 2020, our 106 terabit software-centric network is located in 72 uniquely designed Points-of-Presence ("POPs") across 55 markets around the world. Finally, being developers ourselves, we empower customers to build great things while supporting their efforts through frictionless tools and a deeply technical support team that facilitates ongoing collaboration.

We continue to enhance our offerings to meet the needs of customers and developers as they shift more components to the edge. We successfully completed our acquisition of Signal Sciences on October 1, 2020, and the integration of their team and products is underway. We expect to combine their technology with ours to form the basis of our upcoming modern, unified web application and API protection solution, Secure@Edge. Our Compute@Edge offering is currently in production and provides our customers serverless compute environments that allow developers to create custom applications.

We serve both established enterprises and technology-savvy organizations. Our customers represent a diverse set of organizations across many industries with one thing in common: they are competing by using the power of software to build differentiation at the edge. With our edge cloud platform, our customers are disrupting existing industries and creating new ones. For example, several of our customers have reinvented digital publishing by connecting readers through subscription models to indispensable content, helping people understand the world through deeply reported independent journalism. Our customers’ software applications use our edge cloud platform to ensure e-commerce sites are faster and more accurate, streaming video sites work more smoothly, with fewer interruptions, and financial and healthcare data is transferred securely and privately. The range of applications that developers build with our edge cloud platform continues to allow them to innovate more securely.

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
We are continuing to bring new innovations to our edge cloud platform and software-defined modern network architecture, and are seeing an increased interest from customers in our programmable edge computing solution. We continue to focus on empowering our developer community through events and conferences and online digital engagement, including the ones we are conducting virtually in 2020 due to the COVID-19 pandemic. The success of these direct selling efforts is reflected by our 313 enterprise customers as of September 30, 2020 that generated 88% of our total revenue for the trailing 12 months ended September 30, 2020.
As our customers become more successful and grow, they typically increase their usage of our platform and adopt additional Fastly products. A meaningful indicator of the increased activity from our existing customer accounts and overall customer satisfaction is our Dollar-Based Net Expansion Rate ("DBNER"), which was 147.4% and 134.8% for the trailing 12 months ended September 30, 2020 and 2019, respectively. Our Net Retention Rate ("NRR") was 121.5% and 122.0% for the trailing twelve months ended September 30, 2020 and 2019, respectively. Our Last-Twelve Months Net Retention Rate ("LTM NRR") was 141.2% and 129.3% for the trailing 12 months ended September 30, 2020 and 2019, respectively. For a more complete description and discussion of DBNER and NRR, refer to the section titled "Key Business Metrics".
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
The timing of new revenue from our sales efforts is difficult to predict. The length of our sales cycle, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and ramping process with new enterprise customers, as well as existing enterprise customers with new business, can take several months and can be subject to delays for unanticipated reasons. During the three months ended September 30, 2020, we experienced delays in the ramping of new traffic due to travel and datacenter restrictions in South Asia that delayed network buildouts and the timing of customer code freezes, each affected in part by COVID-19-related issues.
We have achieved significant growth in recent periods. For the three months ended September 30, 2020 and 2019, our revenue was $70.6 million and $49.8 million, respectively, an increase of 42%. Our 10 largest customers generated an aggregate of 37% and 29% of our revenue in the trailing 12 months ended September 30, 2020 and 2019, respectively. We incurred a net loss of $23.8 million and $12.2 million in the three months ended September 30, 2020 and 2019, respectively.

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

Acquisition of Signal Sciences

On October 1, 2020 we acquired Signal Sciences, a security software company that provides protection from web, API, and mobile security threats, for an aggregate purchase price of $775.0 million, consisting of approximately $200.0 million in cash and the balance in 6,367,709 shares of our Class A Common Stock. Please refer to the information set forth under Note 14 — Subsequent Events of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for further details on the acquisition.

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
Uncertainty surrounding the EU-US Privacy Shield framework, which was invalidated by the Court of Justice of the EU in July 2020, could impact customer growth and acquisition for customers and potential customers conducting business in Europe. We have encountered and may continue to encounter heightened concerns relating to privacy from customers and potential customers conducting business in Europe since the invalidation of the EU-US Privacy Shield framework. Specifically, we have received more requests relating to EU privacy requirements, impacting the sales negotiation process, and had potential customers decline to do business with us due to privacy concerns related to updated interpretations of the laws applicable to transfers of personal data to the United States. For additional details, refer to the section titled "Risk Factors."
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
We also cannot be certain what actions the U.S. or another country's government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. Our largest customer during the third quarter ended September 30, 2020 operates in and has strong business ties to China, and accounted for 11% of our revenue for the nine months ended September 30, 2020. On August 6, 2020, President Trump issued an executive order banning transactions with this customer. The TikTok application operated by this customer has also been the subject of a ban in other countries. While the full impact of these bans by the U.S. government and other governments is unknown, usage of our platform by this customer did not meet expectations for the three months ended September 30, 2020, and we experienced a significant reduction in revenue from this customer. We believe this customer significantly decreased usage in response to the risk represented by the US government's orders and statements. As a result, this customer represented less than 10% of revenue for the three months ended September 30, 2020. Further reductions in this customer's traffic levels could have an additional negative impact on our business.

For additional details, refer to the section titled "Risk Factors."
International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing the number of POPs in select international locations. As of September 30, 2020 and 2019, 54% and 49% of our customers were headquartered outside of the United States, respectively.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud platform. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network, resulting in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three and nine months ended September 30, 2020, our research and development expenses as a percentage of revenue was 26% and 24%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, on October 1, 2020 we acquired Signal Sciences, a security software company that provides protection from web, API, and mobile security threats.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our total investment in property and equipment for the three and nine months ended September 30, 2020 was $22.2 million and $36.7 million representing 31% and 18% of our revenue in such periods. We expect our investment in property and equipment to increase on an absolute basis and may increase as a percentage of revenue in future periods. Our gross margins and operating results are impacted by these investments. As of September 30, 2020, we had 72 POPs and are located in 55 markets across 26 countries.
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
Uncertainty of Coronavirus (COVID-19) Pandemic
The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiations of their contracts, any of which have resulted in and may continue to result in delayed or decreased revenue for us. We have experienced and may continue to experience customer losses, including due to bankruptcy or our customers ceasing operations, which has resulted in delays and inability to collect receivables from these customers and slow-downs in our sales cycles. In addition, a portion of our revenue is related to usage of our platform in connection with live events, such as sporting events, that have been or may be postponed or cancelled. A decline in revenue or the collectability of our receivables could harm our business. The nature and extent of the impact of the COVID-19 pandemic on our customers and our customers’ response to the COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. While we initially saw an increase in usage of our platform following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19, we cannot predict how usage levels will continue to be impacted by these preventative measures, including shelter-in-place orders, school closures, travel bans and restrictions, limitations on business activity, quarantines, and other related measures and community practices, change over time. In addition, there is no assurance that customers will continue to use our platform, or to the same extent, after the COVID-19 pandemic begins to taper or has ended. We may see a decline in customers or usage when shelter-in-place measures are eased or terminated, and individuals are no longer working or attending work or school from home. Our results of operations could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

The COVID-19 pandemic has been declared a national emergency in many countries. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and customers. For example, during the quarter ended September 30, 2020, we experienced delays in the ramping of new traffic due to travel and datacenter restrictions in South Asia that delayed network buildouts and the timing of customer code freezes, each affected in part due to COVID-19-related issues. We currently anticipate this traffic to come onto the network and do not expect these delays to have a negative impact beyond December 31, 2020. In March 2020, we closed all of our offices, suspended non-essential travel, cancelled or postponed in-person Fastly-sponsored events, and we are not permitting in-person employee attendance at industry events or work-related meetings. We have instead shifted to hosting virtual events, including Altitude, our signature Fastly event, which will be held virtually in November. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions have affected our ability to conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could which may in turn affect our compliance certifications and cause customers to reduce or cease using our services. For activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, some employees have experienced, and may continue to experience, less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family who become sick), some have become sick themselves and been unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and our customer ramping and onboarding process, delays in recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

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

	September 30,
	2020	2019
Number of customers (as of end of period)	2,047	1,684
Number of enterprise customers (as of end of period)	313	274
DBNER (trailing 12 months)	147.4%	134.8%
NRR (as of end of period)	121.5%	122.0%
LTM NRR (trailing 12 months)	141.2%	129.3%
Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the period, and are active as of the end of the period. In addition to our paying customers, we also have trial, developer, nonprofit and open source program, and other non-paying accounts that are excluded from our customer count metric. As of September 30, 2020 and 2019, we had 2,047 and 1,684 customers, respectively.
Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. As of September 30, 2020, we had 313 enterprise customers which generated 88% of our revenue for the trailing 12 months ended September 30, 2020. As of September 30, 2019, we had 274 enterprise customers which generated 86% of our revenue for the trailing 12 months ended September 30, 2019. We believe the recruitment and cultivation of enterprise customers is critical to our long-term success.
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
We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended September 30, 2020, we divide (i) revenue, for the trailing 12 months ended September 30, 2020, from customers that entered into a customer agreement on or before September 30, 2019 , and that remained customers as of September 30, 2020, by (ii) revenue, for the trailing 12 months ended September 30, 2019, from the same set of customers.
For the trailing 12 months ended September 30, 2020 and 2019 our DBNER was 147.4% and 134.8%, respectively. We believe that an annual cohort analysis of our customers demonstrates our success in customer expansion. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2017, 2018, and 2019 are referred to as the 2017 Cohort, 2018 Cohort, and 2019 Cohort, respectively. As described above, our customers tend to increase their usage of our platform in their second year, which is typically followed by more modest increases in usage, if any, in ensuing years. For example, the DBNER for the 2017 Cohort was 305.5% for the year ended December 31, 2018. However, the DBNER for the 2017 Cohort was 144.3% for the year ended December 31, 2019, which generally represents their third year as a customer, depending on when they entered into a customer agreement. While DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts, we expect our DBNER to continue to decrease as customers that have used our platform for more than two years become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR")
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current" period month) compared to the last month of the same period one year prior (the “prior" period month), and includes revenue contraction due to billing decreases or customer churn, revenue expansion due to billing increases, but excludes revenue from new customers. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the last month of the quarters ended September 30, 2020 and 2019 our NRR was 121.5% and 122.0%, respectively.

Our LTM NRR is intended to be supplemental to our NRR as we believe that it removes some of the volatility that is inherent in a usage-based business model. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the last month of the quarters ended September 30, 2020 and 2019 our LTM NRR was 141.2% and 129.3%, respectively.

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
We define U.S. revenue as revenue from customers that have a billing address in the United States, and we define international revenue as revenue from customers that have a billing address outside of the United States. Our revenue has been and will continue to be impacted by new and existing customers’ usage of our products, international expansion, new mergers and acquisitions and the success of our sales efforts.
Cost of Revenue and Gross Margin
Cost of revenue consists primarily of fees paid for bandwidth, peering, and colocation. Cost of revenue also includes personnel costs, such as salaries, benefits, bonuses, and stock-based compensation for our customer support and infrastructure employees, and non-personnel costs, such as amortization of capitalized internal-use software development costs and depreciation of our network equipment. Our arrangements with network service providers require us to pay fees based on bandwidth use, in some cases subject to minimum commitments, which may be underutilized. We expect our cost of revenue to continue to increase on an absolute basis and may increase as a percentage of revenue, including as a result of depreciation and amortization associated with capital expenditures as well as amortization of any acquired intangibles and technology in future periods.
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
We continue to focus our research and development efforts on adding new features and products including new use cases, improving the efficiency and performance of our network and increasing the functionality of our existing products. We may also decide to further build on and integrate new technologies that have been acquired through our asset purchases and mergers and acquisitions. We expect our research and development expenses to continue to increase in absolute dollars as we continue to invest in efforts to enhance the functionality of our platform and develop new products and features to produce next-generation edge computing solutions. Over the long term we expect our research and development expenses to decrease as a percentage of our revenue. However, our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

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
Our general and administrative expenses include a significant amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Historically, we have not collected such taxes from our customers and have therefore recorded such taxes as general and administrative expenses. We expect that these expenses will decline in future years as we continue to implement our sales tax collection mechanisms and start collecting these taxes from our customers. We expect our general and administrative expenses to continue to increase in absolute dollars and as a percentage of revenue in the foreseeable future, due to increased costs operating as a public company, including becoming Sarbanes Oxley Act ("SOX") compliant, and also on acquisition-related expenses, including the ones associated with our recent acquisition of Signal Sciences. Over the long term, we expect our general and administrative expenses to decrease as a percentage of our revenue. However, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Income Taxes
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We have a full valuation allowance on our U.S. Federal and state deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$70,638	$49,797	$208,225	$141,526
Cost of revenue(1)	29,292	22,292	86,254	62,794
Gross profit	41,346	27,505	121,971	78,732
Operating expenses:
Research and development(1)	18,271	12,121	49,224	33,541
Sales and marketing(1)	22,568	17,560	66,416	49,505
General and administrative(1)	23,961	10,583	56,199	28,203
Total operating expenses	64,800	40,264	171,839	111,249
Loss from operations	(23,454)	(12,759)	(49,868)	(32,517)
Interest income	353	1,154	1,450	2,431
Interest expense	(410)	(621)	(1,097)	(4,845)
Other income (expenses), net	69	109	418	(2,363)
Loss before income taxes	(23,442)	(12,117)	(49,097)	(37,294)
Income taxes	336	46	1,131	183
Net loss attributable to common stockholders	$(23,778)	$(12,163)	$(50,228)	$(37,477)
__________
(1)Includes stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$929	$438	$2,634	$875
Research and development	4,371	968	10,095	2,114
Sales and marketing	3,194	929	11,753	1,894
General and administrative	3,648	1,505	10,270	2,667
Total	$12,142	$3,840	$34,752	$7,550

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	41	45	41	44
Gross profit	59	55	59	56
Operating expenses:
Research and development	26	24	24	24
Sales and marketing	32	35	32	35
General and administrative	34	21	27	20
Total operating expenses	92	81	83	79
Loss from operations	(33)	(26)	(24)	(23)
Interest income	—	2	1	2
Interest expense	(1)	(1)	(1)	(3)
Other income (expenses), net	—	—	—	(2)
Loss before income taxes	(34)	(25)	(24)	(26)
Income taxes	—	—	1	—
Net loss attributable to common stockholders	(34)%	(25)%	(23)%	(26)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Revenue	$70,638	$49,797	42%	$208,225	$141,526	47%
Revenue was $70.6 million for the three months ended September 30, 2020 compared to $49.8 million for the three months ended September 30, 2019, an increase of $20.8 million, or 42%.
Revenue was $208.2 million for the nine months ended September 30, 2020 compared to $141.5 million for the nine months ended September 30, 2019, an increase of $66.7 million or 47%.
We had 2,047 customers and 313 enterprise customers as of September 30, 2020, compared to 1,684 customers and 274 enterprise customers as of September 30, 2019. This represents an increase of 363, or 22%, in customers and 39, or 14%, in enterprise customers from September 30, 2019.
Approximately 95% of our revenue in both the three and nine months ended September 30, 2020 was driven by usage on our platform, primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
U.S. revenue was $49.1 million and 70% of revenue for the three months ended September 30, 2020, compared to $35.5 million and 71% of revenue for the three months ended September 30, 2019. This represents an increase of $13.7 million, or 39%. International revenue was $21.5 million and 30% of revenue for the three months ended September 30, 2020, compared to $14.3 million and 29% of revenue for the three months ended September 30, 2019. This represents an increase of $7.2 million, or 50%.

U.S. revenue was $136.2 million and 65% of revenue for the nine months ended September 30, 2020, compared to $101.4 million and 72% of revenue for the nine months ended September 30, 2019. This represents an increase of $34.8 million, or 34%. International revenue was $72.0 million and 35% of revenue for the nine months ended September 30, 2020, compared to $40.1 million and 28% of revenue for the nine months ended September 30, 2019. This represents an increase of $31.9 million, or 80%.
We had 942 domestic customers and 1,105 international customers as of September 30, 2020. We had 855 domestic customers and 829 international customers as of September 30, 2019. This is an increase in domestic customers of 87, or 10%, and an increase in international customers of 276, or 33%, compared to September 30, 2019.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Cost of revenue	$29,292	$22,292	31%	$86,254	$62,794	37%
For the three and nine months ended September 30, 2020 and 2019, our cost of revenue consisted of bandwidth, peering, and colocation fees, as well as personnel costs including salaries, benefits, bonuses, and stock-based compensation for employees who support the build out and operation of the network. Our cost of revenue also includes depreciation expense for network equipment, amortization of capitalized internal-use software, and other network costs.
Cost of revenue was $29.3 million for the three months ended September 30, 2020 compared to $22.3 million for the three months ended September 30, 2019, an increase of $7.0 million, or 31%. The increase in cost of revenue is primarily due to an increase in bandwidth costs of $3.2 million, an increase in colocation costs of $1.2 million and an increase in other network costs of $0.5 million to support the increased traffic on our platform. There was an increase in depreciation and amortization expense of $1.1 million as we continue to invest in our platform. There was also a $1.6 million increase in personnel costs, such as salaries, benefits, bonuses, and stock-based compensation, due to the increased headcount to support the growth of our business. The increase was partially offset by a $0.5 million decrease due to an overall reduction in travel costs due to COVID-19.
Cost of revenue was $86.3 million for the nine months ended September 30, 2020 compared to $62.8 million for the nine months ended September 30, 2019, an increase of $23.5 million, or 37%. The increase in cost of revenue is primarily due to an increase in bandwidth costs of $9.9 million, an increase in colocation costs of $3.0 million and an increase in other network costs of $2.1 million to support the increased traffic on our platform. There was an increase in depreciation and amortization expense of $3.2 million as we continue to invest in our platform. There was also a $5.9 million increase in personnel costs, such as salaries, benefits, bonuses, and stock-based compensation, due to increased headcount to support the growth of our business. The increase was partially offset by a $0.9 million decrease due to an overall reduction in travel costs due to COVID-19.
Gross Profit and Gross Margin

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Gross profit	$41,346	$27,505	50%	$121,971	$78,732	55%
Gross margin	59%	55%	4%	59%	56%	3%
Gross profit was $41.3 million for the three months ended September 30, 2020 compared to $27.5 million for the three months ended September 30, 2019, an increase of $13.8 million, or 50%. Gross margin was 59% for the three months ended September 30, 2020 compared to 55% for the three months ended September 30, 2019, an increase of 4%. The improvements to our gross profit and gross margin are due to the better optimization of our platform, such that our revenue from usage of our platform is outpacing the increase in associated costs of revenue.
Gross profit was $122.0 million for the nine months ended September 30, 2020 compared to $78.7 million for the nine months ended September 30, 2019, an increase of $43.3 million, or 55%. Gross margin was 59% for the nine months ended

September 30, 2020 compared to 56% for the nine months ended September 30, 2019, an increase of 3%. The improvements to our gross profit and gross margin are due to the better optimization of our platform, such that our revenue from usage of our platform is outpacing the increase in associated costs of revenue.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Research and development	$18,271	$12,121	51%	$49,224	$33,541	47%
Sales and marketing	22,568	17,560	29%	66,416	49,505	34%
General and administrative	23,961	10,583	126%	56,199	28,203	99%
Total operating expenses	$64,800	$40,264	61%	$171,839	$111,249	54%
Percentage of revenue:
Research and development	26%	24%	2%	24%	24%	—%
Sales and marketing	32%	35%	(3)%	32%	35%	(3)%
General and administrative	34%	21%	13%	27%	20%	7%
Research and development
Research and development expenses were $18.3 million for the three months ended September 30, 2020 compared to $12.1 million for the three months ended September 30, 2019, an increase of $6.2 million, or 51%. This is primarily due to an increase of $7.6 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and new equity awards granted to employees. This increase was partially offset by a $1.1 million increase in the capitalization for internal-use software. The increase was also partially offset by a $0.6 million decrease due to an overall reduction in travel costs due to COVID-19.
Research and development expenses were $49.2 million for the nine months ended September 30, 2020 compared to $33.5 million for the nine months ended September 30, 2019, an increase of $15.7 million, or 47%. This is primarily due to an increase of $18.2 million of personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and new equity awards granted to employees. There was also a $0.7 million increase in data center costs, which was offset by an increase in the capitalization for internal-use software of $2.5 million. The increase is also partially offset by a $1.3 million decrease due to an overall reduction in travel costs due to COVID-19.
Sales and marketing
Sales and marketing expenses were $22.6 million for the three months ended September 30, 2020 compared to $17.6 million for the three months ended September 30, 2019, an increase of $5.0 million, or 29%. This is primarily due to a $5.7 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and new equity awards granted to employees. The increase is partially offset by a $1.0 million decrease due to an overall reduction in travel costs due to COVID-19.
Sales and marketing expenses were $66.4 million for the nine months ended September 30, 2020 compared to $49.5 million for the nine months ended September 30, 2019, an increase of $16.9 million, or 34%. This is primarily due to a $12.3 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and new equity awards granted to employees. We also recorded $4.8 million of stock-based compensation and $0.6 million of severance relating to an employee termination in the second quarter of fiscal 2020. There was also a $0.8 million increase in professional fees. The increase is partially offset by a $1.6 million decrease due to an overall reduction in travel costs due to COVID-19.

General and administrative
General and administrative costs were $24.0 million for the three months ended September 30, 2020 compared to $10.6 million for the three months ended September 30, 2019, an increase of $13.4 million, or 126%. We incurred $7.2 million of acquisition-related expenses. The increase is also due to an increase of $4.5 million of personnel related costs, such as salaries, benefits, and stock-based compensation due to an increase in headcount and new equity awards granted to employees. This is also due to an increase of $1.4 million in external professional services such as legal, accounting, and enterprise systems to support the growth of our business as a public company, including our efforts to comply with the regulations of SOX. The increase is partially offset by a $0.3 million decrease due to an overall reduction in travel costs due to COVID-19.
General and administrative costs were $56.2 million for the nine months ended September 30, 2020 compared to $28.2 million for the nine months ended September 30, 2019, an increase of $28.0 million, or 99%. This is primarily due to an increase of $13.1 million of personnel related costs, such as salaries, benefits, and stock-based compensation due to an increase in headcount and new equity awards granted to employees. We also incurred $7.2 million of acquisition-related expenses. The increase is also driven by a $4.3 million increase in external professional services such as legal, accounting, and enterprise systems, a $1.2 million increase in business insurance costs to support the growth of our business as a public company including our efforts to comply with the regulations of SOX. We also had a $1.1 million increase in uncollected sales tax reserve, and a $0.9 million increase in bad debt expenses. The increase is partially offset by a $0.6 million decrease in corporate and overhead costs, and a $0.6 million decrease due to an overall reduction in travel costs due to COVID-19.
Other Income and Expense
Interest Income

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Interest income	$353	$1,154	(69)%	$1,450	$2,431	(40)%
Interest income was $0.4 million for the three months ended September 30, 2020 compared to $1.2 million for the three months ended September 30, 2019, a decrease of $0.8 million, or 69%. This decrease is due to a reduction in interest rates on our cash balances and investments portfolio.
Interest income was $1.5 million for the nine months ended September 30, 2020 compared to $2.4 million for the nine months ended September 30, 2019, a decrease of $0.9 million, or 40%. This decrease is due to a reduction in interest rates on our cash balances and investments portfolio.

Interest Expense

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Interest expense	$410	$621	(34)%	$1,097	$4,845	(77)%
Interest expense was $0.4 million for the three months ended September 30, 2020 compared to $0.6 million for the three months ended September 30, 2019, a decrease of $0.2 million, or 34%. This decrease is primarily due to a decrease in outstanding debt.
Interest expense was $1.1 million for the nine months ended September 30, 2020 compared to $4.8 million for the nine months ended September 30, 2019, a decrease of $3.7 million, or 77%. This decrease is primarily due to the acceleration of the amortization of debt issuance costs due to the early payment of the $20.0 million outstanding loan on our Credit Facility in June 2019 as well as a decrease in outstanding debt.

Other income (expense), net

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Other income (expense), net	$69	$109	(37)%	$418	$(2,363)	(118)%
Other income, net was $0.1 million for the three months ended September 30, 2020 compared to other income, net of $0.1 million for the three months ended September 30, 2019, a decrease in other expense, net of less than $0.1 million, or 37%.
Other income, net was $0.4 million for the nine months ended September 30, 2020 compared to other expense, net of $2.4 million for the nine months ended September 30, 2019, a change of $2.8 million, or 118%. This change is primarily due to the conversion of warrant liabilities to additional paid in capital upon the IPO, resulting in no mark-to-market adjustment in the nine months ended September 30, 2020.

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
As of September 30, 2020, we had cash, cash equivalents, and marketable securities totaling $402.3 million, and restricted cash totaling $70.1 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits and money market funds held at major financial institutions and investment-grade commercial paper and corporate debt securities.

We have incurred, and will continue to incur, material expenses in 2020 and expect to continue to incur material expenses in future years. We may also contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position. For example, on October 1, 2020 we acquired Signal Sciences for an aggregate purchase price of $775.0 million, consisting of approximately $200.0 million in cash and 6,367,709 shares of our Class A Common Stock.

We believe that our cash and cash equivalents balances, our credit facilities, and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Collateralized Revolving Credit Agreement
In November 2019, we entered into a Revolving Credit Agreement for an aggregate commitment amount of $70.0 million with a maturity date of November 3, 2022 (the "Revolver"). The amount of borrowings available under the Revolving Credit Agreement at any time are collateralized by our cash. With prior written notice to the Lender, we have the right, at any time prior to the Revolver's maturity date, without premium or penalty, to terminate or reduce the Revolver arrangement. In event of such termination, the aggregate principal of then outstanding amounts, including any accrued interest to the termination date, shall be repaid and the restrictions on the associated collateralized cash would be released.

As of September 30, 2020, $20.3 million had been drawn on the Revolving Credit Agreement. On November 4, 2020, we notified the Lender that we are terminating the Revolving Credit Agreement in accordance with its terms. Please refer to Note 7 — Debt Instruments for details on the subsequent notice to terminate our Revolving Credit Agreement.
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
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Nine months ended September 30,
	2020	2019

Cash provided by (used in) operating activities	$11,233	$(28,243)
Cash used in investing activities	(7,588)	(120,157)
Cash provided by financing activities	290,320	166,218
Cash Flows from Operating Activities
For the nine months ended September 30, 2020, cash provided by operating activities consisted primarily of our net loss of $50.2 million adjusted for non-cash items, including $14.4 million of depreciation and amortization, and $34.8 million of stock-based compensation expense. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $6.7 million, primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $7.4 million due to higher commissions being capitalized due to higher sales, and an increase of $3.8 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. This was offset by a net increase of $23.9 million in accounts payable, accrued expenses, and other liabilities due to timing of payments, increases in liability associated with acquisition related costs, increases to withholding and payroll taxes for equity transactions, CARES Act deferrals and increases in accrued commissions.
For the nine months ended September 30, 2019, cash used in operating activities consisted primarily of our net loss of $37.5 million adjusted for non-cash items, including $11.7 million of depreciation and amortization, $7.6 million of stock-based compensation expense, an increase in the fair value of our common stock warrants of $2.4 million, and amortization of debt issuance costs of $1.9 million. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $9.5 million, primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $6.5 million due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, and increase of $5.8 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. This was offset by a net increase of $1.0 million in accounts payable, accrued expenses, and other liabilities due to timing of payments.
Cash Flows from Investing Activities
For the nine months ended September 30, 2020, cash used in investing activities was $7.6 million, primarily consisting of $204.4 million of purchases of marketable securities, $24.4 million of payments related to purchases of property and equipment to expand our network, $4.1 million of additions to capitalized internal-use software, and $1.8 million of purchases of intangible assets. This was partially offset by $227.0 million of maturities and sales of marketable securities.
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

Cash Flows from Financing Activities
For the nine months ended September 30, 2020, cash provided by financing activities was $290.3 million, primarily consisting of $274.9 million of proceeds from our follow-on public offering, net of underwriting fees, $13.0 million in proceeds from stock option exercises by our employees, and $6.2 million in proceeds from the ESPP. This was partially offset by $3.1 million of capital lease payments.
For the nine months ended September 30, 2019, cash provided by financing activities was $166.2 million, primarily consisting of $192.5 million of proceeds from our IPO, net of underwriting fees, $3.1 million in proceeds from the ESPP, and $2.8 million in proceeds from stock option exercises by our employees. This was partially offset by $27.5 million of debt payments and $4.5 million of payments of costs related to our IPO.

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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $402.3 million, and restricted cash of $70.1 million as of September 30, 2020, which consisted of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our Cash Collateralized Revolving Credit Agreement. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Amounts borrowed under the Cash Collateralized Revolving Credit Agreement bear the same interest throughout the initial interest period, which ends in November 2020, at a rate of 3.46%. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective.

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

After these material weaknesses were identified, management implemented a remediation plan that included hiring key accounting personnel and information systems personnel, creating a formal month-end close process, and establishing more robust processes supporting our internal control over financial reporting, including accounting policies, procedures, and estimates. During the nine months ended September 30, 2020, management hired additional staff and continues to actively recruit for open positions within the accounting and information systems departments and will, as necessary, supplement any interim staffing needs with temporary resources. We will continue to monitor and assess our remediation initiatives, until the aforementioned material weaknesses are remediated.

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

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings
On August 27, 2020, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Marcos Betancourt v. Fastly, Inc., et al. (Case No. 4:20-cv-06024-PJH) naming as defendants us and certain of our officers. On September 15, 2020, a substantively identical complaint was filed against the same defendants in the same court, captioned Rami Habib v. Fastly, Inc., et al. (Case No. 4:20-cv-06454-JST). The complaints assert that all defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 by making materially false or misleading statements between May 6, 2020 and August 5, 2020 regarding our business and financials, while not disclosing the identity of one of its largest customers. The plaintiffs also allege that certain of our officers violated Section 20(a) of the Exchange Act. On September 27, 2020, the court consolidated the two cases into one putative class action, captioned In re Fastly, Inc. Securities Litigation. Motions for the lead plaintiff were filed on October 26, 2020 and the hearing on the lead plaintiff motion is set for December 2, 2020. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and our officers and directors.

We are also party to various disputes that management considers routine and incidental to our business. Management does not expect the results of any of these routine actions to have a material effect on our business, results of operations, financial conditions, or cash flows.
The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, as the pending lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements if we do not prevail in the defense against the pending lawsuits and any other related lawsuits, or even if we do prevail.

In addition, we may from time to time, be involved in various legal proceedings arising from the normal course of business, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows or financial position.

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

Our business depends on customers increasing their use of our platform, and any loss of customers or decline in their use of our platform could harm our business.*

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our platform. If our customers do not increase their use of our platform, our revenue may decline and our results of operations may be harmed. For example, our largest customer in the quarter ended September 30, 2020 significantly decreased its usage, which negatively impacted our revenue for the quarter. Customers are charged based on the usage of our platform. Most of our customers, including some of our largest customers, do not have long-term contractual financial commitments to us, and therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our platform for any number of reasons.

In order for us to maintain or improve our results of operations, it is important that our customers use our platform in excess of their commitment levels, if any, and continue to use our platform on the same or more favorable terms. Our ability to retain our customers and expand their usage could be impaired for a variety of reasons. For example, our customers may choose to use other providers. Because many of our largest customers’ minimum usage commitments for our platform are relatively low compared to their expected usage, it can be easy for certain customers to quickly reallocate usage or switch from our platform to an alternative platform altogether. In addition, even if our customers expand their usage of our platform, we cannot guarantee that they will maintain those usage levels for any meaningful period of time. If any of these events were to occur, our business may be harmed.

Our usage and revenue may decline or fluctuate as a result of a number of factors, including customer budget constraints, customer satisfaction, changes in our customers’ underlying businesses, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, governmental actions, or the possibility thereof, and general economic conditions. In addition, our customers currently have no obligation to renew their commitments for our platform after the expiration of their contract term, and a majority of our current customer contracts are only one year in duration. The loss of customers or reductions in their usage of our platform may each have a negative impact on our business, results of operations, and financial condition. If our customers reduce their usage of or do not continue to use our platform, our revenue and other results of operations will decline and our business will suffer. In addition, existing customers have negotiated and may continue to negotiate lower rates for their usage in exchange for an agreement to renew, expand their usage in the future, or adopt new products. As a result, in certain cases, the revenue we derive from usage decreased even though customers have not reduced their usage of our platform. If our usage or revenue fall significantly below the expectations of the public market, securities analysts, or investors, our business would be harmed, which could cause our stock price to decline.

Our future success also depends in part on our ability to expand our existing customer relationships by selling additional products to our existing customers. The rate at which our customers purchase products from us depends on a number of factors, including general economic conditions and pricing and services offered by our competitors. If our efforts to sell additional products to our customers are not successful, our business would be harmed. In addition, because many of our products endeavor to deliver increased efficiency and functionality, the successful sale of an additional product to an existing customer could result in a reduction of the customer's overall usage of our platform.

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

The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiations of their contracts, any of which have resulted in and may continue to result in delayed or decreased revenue for us. We have experienced and may continue to experience customer losses, including due to bankruptcy or our customers ceasing operations, which has resulted in delays and inability to collect receivables from these customers and slow-downs in our sales cycles. In addition, a portion of our revenue is related to usage of our platform in connection with live events, such as sporting events that have been or may be postponed or cancelled. A decline in revenue or the collectability of our receivables could harm our business. For instance, during the quarter ended September 30, 2020, our largest customer in that quarter significantly decreased its usage. In the same quarter, we also experienced delays in the ramping of new traffic due to travel and datacenter restrictions in South Asia that delayed network buildouts and the timing of customer code freezes, each affected in part due to COVID-19-related issues. As a result of these factors, our revenue for the quarter was lower than the revenue we originally forecast for the quarter. The nature and extent of the impact of the COVID-19 pandemic on our customers and our customers’ response to the COVID-19 pandemic is difficult to assess or predict, and we may be unable to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. While we initially saw an increase in usage of our platform following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19, we cannot predict how usage levels will continue to be impacted by these preventative measures, including shelter-in-place orders, school closures, travel bans and restrictions, limitations on business activity, quarantines, and other related measures and community practices, change over time. In addition, there is no assurance that customers will continue to use our platform, or to the same extent, after the COVID-19 pandemic begins to taper or has ended. We may see a decline in customers or usage when shelter-in-place measures are eased or terminated, and individuals are no longer working or attending work or school from home. Our results of operations could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

The COVID-19 pandemic has been declared a national emergency in many countries. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and customers. During the three months ended September 30, 2020, we experienced delays in the ramping of new traffic due to travel and datacenter restrictions in South Asia that delayed network buildouts and the timing of customer code freezes, each affected in part by COVID-19-related issues. In March 2020, we closed all of our offices, suspended non-essential travel, cancelled or postponed Fastly-sponsored in-person events, and we are not permitting in-person employee attendance at industry events or work-related meetings. We have instead shifted to hosting virtual events, including Altitude, our signature Fastly event, which will be held virtually in November. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions have affected our ability to conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could affect our compliance certifications and cause customers to reduce or cease using our services. For activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, some employees have experienced, and may continue to experience, less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family who become sick), some have become sick themselves and been unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

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

If we fail to forecast our revenue accurately, or if we fail to manage our expenditures, our operating results could be adversely affected.*

Because our recent growth has resulted in the rapid expansion of our business and revenues, we do not have a long history upon which to base forecasts of future revenue and operating results. We cannot accurately predict customers’ usage or renewal rates given the diversity of our customer base across industries, geographies and size, among other factors. For example, because many of our largest customers’ minimum usage commitments for our platform are relatively low compared to their expected usage, it can be easy for certain customers to quickly reallocate usage or switch from our platform to an alternative platform altogether. Accordingly, we may be unable to accurately forecast our revenues notwithstanding our substantial investments in sales and marketing, infrastructure, and research and development in anticipation of continued growth in our business. For instance, during the quarter ended September 30, 2020, our largest customer in that quarter significantly decreased its usage. In the same quarter, we also experienced delays in the ramping of new traffic due to travel and datacenter restrictions in South Asia that delayed network buildouts and the timing of customer code freezes, each affected in part due to COVID-19-related issues. As a result of these factors, our revenue for the quarter was lower than the revenue we originally forecast for the quarter. If we do not realize returns on these investments in our growth, or if our largest customer’s usage does not return to historical levels, our results of operations could differ materially from our forecasts, which would adversely affect our results of operations and could disappoint analysts and investors, causing our stock price to decline.

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

We generated a net loss of $23.8 million and $50.2 million for the three and nine months ended September 30, 2020, respectively, and as of September 30, 2020, we had an accumulated deficit of $242.2 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

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

Moreover, our platform is highly technical and complex and, for example, our delivery products rely on knowledge of the Varnish Configuration Language ("VCL") to utilize many features of the platform. Potential developers may be unfamiliar or opposed to working with VCL and therefore decide to not adopt our platform, which may harm our business.

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

The markets in which we participate are competitive, and if we do not compete effectively, our business will be harmed.*

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
•our ability to protect our intellectual property; and
•our ability to identify opportunities for acquisitions and strategic relationships and successfully execute on them, including our acquisition of Signal Sciences.
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

We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.*

Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers. For trailing 12 months ended September 30, 2020, our top ten customers accounted for approximately 37% of our revenue. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. For example, we cannot be certain what actions the U.S. or another country's government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. Our largest customer during the quarter ended September 30, 2020 operates in and has strong business ties to China and accounted for 11% of revenue for the nine months ended September 30, 2020. On August 6, 2020, President Trump issued an executive order banning transactions with this customer. The TikTok application operated by this customer has also been the subject of a ban in other countries. While the full impact of these bans by the U.S. government and any other governments, is unknown, usage of our platform by this customer did not meet expectations for the three months ended September 30, 2020, and we experienced a significant reduction in revenue from this customer. We believe this customer significantly decreased usage in response to the risk represented by the US government's orders and statements. As a result, this customer represented less than 10% of our revenue for the three months ended September 30, 2020. Further reductions in this customer's traffic levels could have an additional negative impact on our business. We are unable to predict the restrictions the U.S. or other governments may further impose or the final impact of those restrictions. Even in the absence of new restrictions or trade actions imposed by the U.S. or other governments, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business. If we fail to maintain existing customers or develop relationships with new customers, our business could be harmed.

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

Our platform and related applications, including our security solutions, are designed to provide rapid protection against web application vulnerabilities and cyber-attacks. However, no security product can provide absolute protection against all vulnerabilities and cyber-attacks. Our platform is subject to cyber-attacks, and the failure of our platform and related applications to adequately protect against these cyber-attacks may allow our customers to be attacked. Any adverse consequences of these attacks, and our failure to meet our customers’ expectations as they relate to such attacks, could harm our business.

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

Failure to comply with U.S. and foreign governmental laws and regulations could harm our business.*

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

If the U.S. government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments, the U.S. government has expressed concerns about the ability of companies operating in China to do business in the U.S. or with U.S. companies. As a result, we could lose the ability to contract with current or potential customers, including our largest customer during the quarter ended September 30, 2020, which could harm our business.

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

Our operating results, as well as our key metrics, including our DBNER, NRR and LTM NRR, have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and period-to-period comparisons of our operating results and key metrics may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results include the following:

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

Our recent rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.*

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 630 employees as of December 31, 2019 to 752 employees as of September 30, 2020 and grew by approximately 149 employees on October 1, 2020 in connection with our acquisition of Signal Sciences. In addition, we are rapidly expanding, and expect to continue to expand in the future, our international operations. We have also experienced significant growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure, and management. We may not continue to grow as rapidly in the future. Overall growth of our revenue depends on a number of factors, including our ability to:

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
•provide our customers with customer support that meets their needs; and
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our products, such as our acquisition of Signal Sciences.

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

The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. In addition, for our enterprise customers, the lengthy sales cycle for the evaluation and implementation of our products may also cause us to experience a delay between expenses for such sales efforts and the generation of corresponding revenue. The length of our sales cycle for these customers, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and ramping process with new enterprise customers, or with existing customers that are moving additional traffic onto our platform, can take several months. As the purchase of our products can be dependent upon customer initiatives, our sales cycle can extend to even longer periods of time. Customers often view a switch to our platform as a strategic decision requiring significant investment and, as a result, frequently require considerable time to evaluate, test, and qualify our product offering prior to entering into or expanding a contract commitment. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a completed sale. Additional factors that may influence the length and variability of our sales cycle include:

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

Given that it can take several months for our customers to ramp up their usage of our platform, during that time, we may not be able to generate enough revenue from a particular customer or that customer may not increase their usage in a meaningful way. Moreover, because the switching costs are fairly low, our customers are able to switch from our platform to alternative services relatively easily. As a result, actual usage could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

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

On October 1, 2020, we completed the acquisition of Signal Sciences. We may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing acquisitions, whether or not such acquisitions are completed. In addition, we have only limited experience in acquiring other businesses and we may not successfully identify desirable acquisition targets or, when we acquire additional businesses, such as Signal Sciences, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. In addition, if an acquired business, such as Signal Sciences, fails to meet our expectations, our business may be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three and nine months ended September 30, 2020, the percentage of revenue generated from customers outside the United States was 30% and 35% of our total revenue, respectively. We currently have offices in Japan, the United Kingdom, and the United States, as well as employees located throughout the world. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of September 30, 2020, approximately 20% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business.

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

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all, and our failure to raise capital when needed could harm our business, and debt or equity issued to raise additional capital may reduce the value of our Class A common stock.*

We have funded our operations since inception primarily through payments received from our customers, sales of equity securities, and borrowings under our credit facilities. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our growth rate, market acceptance of our platform, the expansion of sales and marketing activities, strategic transactions, as well as overall economic conditions. For example, on October 1, 2020 we acquired Signal Sciences for an aggregate purchase price of $775.0 million, consisting of approximately $200.0 million in cash and 6,367,709 shares of our Class A common stock.

We may need to engage in equity or debt financings to secure additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Any debt financing we secure could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate such restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business. Because our decision to issue securities in future offerings will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

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

The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.*

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. The interest rate under our Revolving Credit Agreement with Citibank N.A. dated November 4, 2019 (the “Revolving Credit Agreement”) is calculated based on LIBOR. While the Revolving Credit Agreement contains limited “fallback” provisions providing for the adoption of a successor rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR in the event LIBOR is unavailable, these provisions may not adequately address the actual changes to LIBOR or its successor rates. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. On November 4, 2020, we notified Citibank N.A. that we are terminating the Revolving Credit Agreement in accordance with its terms. We expect termination of the Revolving Credit Agreement and repayment to take place in November 2020.

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

In February 2016, the FASB issued new guidance, Accounting Standard Update No. 2016-02, Leases (Topic 842), which supersedes nearly all existing lease disclosures under U.S. GAAP. As we will cease to be an emerging growth company as of December 31, 2020, we expect to adopt the standard on December 31, 2020, presenting the initial application of ASC 842 beginning on January 1, 2020, in our annual financial statements included in our Form 10-K for year ended December 31, 2020. Its impact will be reflected in our consolidated financial statements, which includes several newly required disclosures. Market practices with respect to these new disclosures are continuously evolving, and securities analysts and investors may not fully understand the implications of our disclosures or how or why they may differ from similar disclosures by other companies. Any additional new accounting standards could have a significant effect on our reported results. If our reported results fall below analyst or investor expectations, our stock price could decline.

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

We and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2019, 2018, and 2017 related to the lack of sufficient qualified accounting personnel, which led to incorrect application of U.S. GAAP, and insufficiently designed segregation of duties, information technology access security and change management, and controls over business processes, including the financial statement close and reporting processes with respect to the development of accounting policies, procedures, and estimates. Management has been actively engaged in remediating the above described material weakness. The following remedial actions have been taken during the nine months ended September 30, 2020:

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

The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. We are also following developments in 2020 regarding the frameworks that address the transfer of personal information outside of the EU, including the Privacy Shield framework and the standard contractual clauses. Specifically, in July 2020, the Court of Justice of the EU invalidated the EU-US Privacy Shield framework. If local authorities block transfers of data between the EU and the US, for example, by stating that the Standard Contractual Clauses are not an adequate data transfer mechanism to the US under the GDPR, our vendor and customer relationships may be impacted. We have encountered and may continue to encounter heightened concerns relating to privacy from customers and potential customers conducting business in Europe since the invalidation of the US-EU Privacy Shield framework. Specifically, we have received more requests relating to EU privacy requirements, impacting the sales negotiation process, and have also had potential customers decline to do business with us due to privacy concerns related to updated interpretations of the laws applicable to transfers of personal data to the United States. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity and could cause our application providers, customers, and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.

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

We are, and in the future may be, involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.*

We are, and in the future may be, subject to litigation such as putative class action lawsuits brought by stockholders. We anticipate that we will continue to be a target for lawsuits in the future. For example, on August 27, 2020 and September 15, 2020, we and certain of our officers were named as defendants in putative securities class action purportedly brought on behalf of holders of our Class A common stock. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. Although the results of lawsuits and claims cannot be predicted with certainty, management does not believe that the final outcome of those matters that we currently face will seriously harm our business. However, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our executive officers, employees, and directors and their affiliates, and limiting your ability to influence corporate matters.*

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2020, our Class B common stock held by stockholders, including our executive officers and directors and their affiliates, represents approximately 54.6% of the voting power of our outstanding capital stock, and Chief Architect and Executive Chairman, Artur Bergman, holds approximately 9.5% of our outstanding classes of common stock as a whole, but controls approximately 46.7% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and our Chief Architect and Executive Chairman on his own currently have and will continue to have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. If Mr. Bergman’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.

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

On October 12, 2020 (the “Sunset Trigger Date”), the outstanding shares of our Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. As a result, all our outstanding shares of Class B common stock will automatically convert into the same number of shares of Class A common stock under the terms of our amended and restated certificate of incorporation on July 12, 2021, the trading day falling nine months after the Sunset Trigger Date (the “Conversion”). No additional Class B shares may be issued following the Conversion.

Our stock price may be volatile, and the value of our Class A common stock may decline.*

Historically, our stock price has been volatile. During the quarter ended September 30, 2020, our stock traded as high as $117.79 per share and as low as $71.39 per share, and since October 1, 2020, our stock price has ranged from $62.20 per share to $136.50 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

•actual or anticipated fluctuations in our financial condition and operating results;
•decreased usage by one of more of our customers;

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
 Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may impact the market price of our Class A common stock. For example, in connection with the COVID-19 pandemic, we initially experienced an increase in the usage of our platform, and as a result, the trading price of our Class A common stock significantly increased, and has since experienced significant volatility, along with the broader market. Following the announcement of our results for the quarter ended September 30, 2020, which included a significant reduction in revenue from our largest customer in that quarter, volatility increased and the trading price of our Class A common stock decreased. There are no assurances that the trading price of our Class A common stock will continue at its current level for any period of time. Moreover, the trading price of our Class A common stock could experience a significant decrease once the scope and impact of the COVID-19 pandemic is better understood. These fluctuations could cause you to lose all or part of your investment in our Class A common stock.

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

As of September 30, 2020, we have outstanding a total of 95.5 million shares of Class A common stock and 11.4 million shares of Class B common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.

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

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.*

We are required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we will cease to be an emerging growth company as of December 31, 2020, which will expedite our obligation for our independent registered public accounting firm to issue an attestation report on management's assessment of our internal control over financial reporting and would accelerate our adoption of accounting standards. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation required under Section 404, and we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to certify that our internal controls over financial reporting is effective. We and our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting for the years ended December 31, 2019, 2018, and 2017. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by the exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As previously disclosed in our Form S-3ASR filed with the SEC on August 15, 2020, as partial consideration for our acquisition of Signal Sciences on October 1, 2020, we issued 6,367,709 shares of our Class A common stock to certain former holders of capital stock and employees of Signal Sciences (together, the “Holders”). The aggregate consideration to acquire Signal Sciences’ outstanding stock was $775 million, which consisted primarily of the fair value of our Class A common stock issued and the fair value of stock options assumed. The shares of Class A common stock were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis of representations of eligibility and suitability made to the Company by the Holders.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Cash Collateralized Revolving Credit Agreement ("Revolving Credit Agreement")

On November 4, 2019, we entered into a Revolving Credit Agreement with Citibank N.A. for an aggregate commitment amount of $70.0 million and a maturity date of November 3, 2022. On November 4, 2020, we notified Citibank N.A. that we are terminating the Revolving Credit Agreement in accordance with its terms. In connection with the termination of the Revolving Credit Agreement, we will repay the currently outstanding aggregate principal amount of $20.3 million, as well as any accrued interest, as of the termination date. The associated restrictions on the collateralized cash of $70.1 million would be released, accordingly. We expect termination of the Revolving Credit Agreement and repayment to take place in November 2020.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 1.02.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization, dated August 26, 2020.	8-K	001-38897	2.1	October 12, 2020
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws	10-Q	001-38897	3.3	August 7, 2020
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.3
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

FASTLY, INC.

November 6, 2020	By:	/s/ Joshua Bixby
Joshua Bixby Chief Executive Officer (Principal Executive Officer)

November 6, 2020	By:	/s/ Adriel Lares
Adriel Lares Chief Financial Officer (Principal Financial and Accounting Officer)