Form 10-K
period 2020-12-31
Fastly, Inc.
filed 2021-03-01
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $85.13 for a share of the Registrant’s Class A common stock on June 30, 2020 (the last business day of the registrant's most recently completed second quarter), as reported by the New York Stock Exchange on such date, was approximately $6.7 billion.

As of February 12, 2021, 104.3 million shares of the registrants’ Class A common stock were outstanding and 10.3 million shares of registrant's Class B common stock were outstanding.

Portions of the registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K, regarding, amongst other things:
•our ability to attract and retain customers;
•our ability to increase the usage of our platform by existing customers;
•defects, interruptions, security breaches, delays in performance, or similar problems with our platform;
•the potential impact of the ongoing COVID-19 pandemic on our business, operations, and the markets and communities in which we, our partners, and our customers operate;
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
•our ability to comply with existing laws and regulations that currently apply or may become applicable to our business both in the United States and internationally; and
•challenges that we may face as we integrate the business and operations of Signal Sciences Corporation ("Signal Sciences"), a security technology company that we acquired on October 1, 2020.
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

The edge cloud is an emerging category of Infrastructure as a Service ("IaaS") that enables developers to build, secure, and deliver digital experiences, at the edge of the internet. This service represents the convergence of the Content Delivery Network ("CDN") with functionality that has been traditionally delivered by hardware-centric appliances such as Application Delivery Controllers ("ADC"), Web Application Firewalls ("WAF"), Bot Detection, and Distributed Denial of Service ("DDoS") solutions. It also includes the emergence of a new, but growing, edge computing market which aims to move compute power and logic as close to the end-user as possible. The edge cloud uses the emerging cloud computing, serverless paradigm in which the cloud provider runs the server and dynamically manages the allocation of machine resources. When milliseconds matter, processing at the edge is an ideal way to handle highly dynamic and time-sensitive data. The edge cloud complements data center, central cloud, and hybrid solutions.

Our mission is to fuel the next modern digital experience by providing developers with a programmable and reliable edge cloud platform that they adopt as their own.

Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of four key components: a programmable edge, a software-defined modern network, safety in depth, and a philosophy of customer empowerment. Our programmable edge provides developers with real-time visibility and control, where they can write and deploy code in a serverless environment and to push application logic to the edge. It supports modern application delivery processes, freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. It is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. Our 117 terabit software-centric network is located across 56 markets as of December 31, 2020. We define markets as unique metropolitan areas where we have one or more Points of Presence ("POPs"). Our safety in depth approach integrates security into multiple layers of development: architecture, engineering, and operations. That's why we invest in building security into the fabric of our platform, alongside performance. We provide developers and security operations teams with a fast, safe environment to create, build, and run modern applications.

Our platform provides developers and security operations teams with solutions that foster innovation without impacting performance. Finally, being developers ourselves, we empower customers to build great things while supporting their efforts through frictionless tools and a deeply technical support team that facilitates ongoing collaboration.

We serve both established enterprises, mid-market companies and technology-savvy organizations. Our customers represent a diverse set of organizations across many industries with one thing in common: they are competing by using the power of software to build differentiation at the edge. With our edge cloud platform, our customers are disrupting existing industries and creating new ones. For example, several of our customers have reinvented digital publishing by connecting readers through subscription models to indispensable content, helping people understand the world through deeply reported independent journalism. Our customers’ software applications use our edge cloud platform to deliver consistently excellent online shopping experiences, fast and more secure financial transactions, and broadcast quality live streaming on any device. The range of applications that developers build with our edge cloud platform continues to expand rapidly.

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

Our usage-based revenue grows as our customers’ websites and applications deliver, process, and protect more traffic, as they adopt more features of our edge platform and as they more broadly adopt our platform across their organizations. A meaningful indicator of the increased activity from our existing customers is our Dollar-Based Net Expansion Rate ("DBNER"), Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR"), metrics used in measuring the revenue growth from existing customers attributed to increased usage of our platform and purchase of additional services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics" for further discussion of DBNER, NRR and LTM NRR.

The financial results of Signal Sciences have been consolidated into our financial results for the year ended and the quarter ended December 31, 2020. We have excluded Signal Sciences from certain key metrics this quarter, including DBNER, NRR and LTM NRR. We intend to begin reporting these key metrics on a consolidated basis later on in 2021. Excluding Signal Sciences, our DBNER was 142.9% and 135.5% for the years ended December 31, 2020 and December 31, 2019, respectively. Excluding Signal Sciences, our NRR was 114.5% and 143.7% for the years ended December 31, 2020 and December 31, 2019, respectively. Excluding Signal Sciences, our LTM NRR was 136.5% and 131.6% for the years ended December 31, 2020 and December 31, 2019, respectively. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric.

We have achieved significant growth in recent periods. For the years ended December 31, 2020, December 31, 2019, and December 31, 2018, our revenue was $290.9 million, $200.5 million, and $144.6 million, respectively. We incurred a net loss of $95.9 million, $51.6 million, and $30.9 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

Our Solution: Fastly's Edge Cloud Platform

We have built a powerful, serverless edge cloud platform, designed from the ground up to be programmable and support agile software development. We process, serve, and secure our customers’ applications as close to their end-users as possible, at the edge of the internet for enhanced performance and protection. We believe our platform gives our customers a significant competitive advantage whether they are just embarking on their digital transformation journey or natively born into the new digital age.

Fastly Edge Cloud Platform

fastly
Programmable Edge
Software Defined Modern Network
Safety in Depth
Customer Empowerment Philosophy
Real-time visibility & control
Consistent & superior performance
Support for agile development processes
Easy to scale
Scalable security
Large and Growing Developer COmmunity
Good neighborhood
Partner integrations

Our edge cloud platform is based on several core tenets:

•Developers must be empowered to innovate;
•Platforms must innovate ahead of market demands while still being reliable, scalable, and secure;
•Security should be developer-friendly, easy-to-use and available wherever you need it; and
•Vendors must provide exceptional flexibility and support.
With this in mind, our platform, consists of four key components: a programmable edge, a software-defined modern network, safety in depth, and a philosophy of customer empowerment.

Programmable Edge

Our programmable edge sits in an extremely privileged position, between our customers’ applications and their end-users, placing our services closer to those users. It is composed of our highly configurable cache layer, our Varnish-based development environment, and our new serverless compute environment. It is designed to create a space for developers to innovate at their own pace, by providing:

•Full programmability. Our powerful platform allows developers to write and deploy their custom code to push application logic to the edge. We believe that logic like A/B testing, URL redirects, paywall authentication, and location/language customization can all be delivered faster and more efficiently at the edge;
•Reusable modules. Our platform includes reusable modules based on commonly deployed custom code examples. We package and add these reusable modules to our platform, which requires less developer experience to implement;

•Real-time visibility and control. Our edge cloud platform is designed with instant visibility and control as a core tenet. We stream log data from our network edge in real time so developers can instantly see the impact of new code in production, troubleshoot issues as they occur and rapidly identify suspicious traffic. We also empower developers to make and roll back their own configuration or code changes on the fly;
•Agile development. Developers can build Fastly into their technology stack to power continuous integration and continuous deployment (“CI/CD”) efforts. They can use our edge cloud platform to help push new code to production multiple times a day as they test new features, fix bugs, or enhance existing offerings. Fastly also supports DevSecOps efforts, allowing developers to introduce automated security controls early in the application development cycle, thus minimizing vulnerabilities and eliminating costly rework further down the line; and
•Serverless compute environment. With our new serverless compute environment, developers can build even more complex use cases on our edge cloud platform, without having to worry about the underlying infrastructure. Built on WebAssembly, a new type of code that can be run in modern web browsers and extends the web platform to support complied languages like C, C++, Rust Go and more, rather than existing technologies like re-usable containers, it empowers developers to write code in their preferred language and run it anywhere at near-native speeds.
Edge Use Cases

Below are some examples of use cases our customers have solved for using Fastly’s programmable edge:

•API acceleration. Accelerate and secure critical application programming interface (“API") responses at the edge for delightful application experiences, such as instant hotel lookup based on location and real-time inventory updates between retail stores and their online storefronts;
•Internet of things ("IoT"). Process and secure data from connected devices at the edge for instant results for time-sensitive applications;
•Cloud migration. Seamlessly migrate from data center to cloud, hybrid or multi-cloud environments, enabling customers to take advantage of the functionality and cost savings of one or more cloud providers; and
•Enabling blockchain. Cache and accelerate individual transactions on the blockchain in real time.

Software-Defined Modern Network

Our edge cloud platform is designed to take advantage of the modern internet. Our philosophy has been to differentiate through software by building one powerful software-centric network composed of unique and proprietary components. Our approach is designed to give us the flexibility to innovate and build so we will never be a barrier to our customers’ growth, and consists of the following key elements:

•Software-centric approach at global scale. From the start, we realized that single purpose hardware-based solutions that rely on custom-designed chips are inflexible. Custom hardware, like routers, load balancers, and security appliances, do not have the flexibility to support the dynamic needs of the modern internet. We started with open source software like Varnish and Linux, then rewrote it to support the use cases of a multi-tenant, high-performance edge cloud. We created our own proprietary software-defined networking stack with built-in routing and load balancing, a storage system for optimal storage usage and performance, a massive data pipeline to send customer logs, a cache invalidation system that purges content around the world in an average of 150 milliseconds or less, and a proprietary control panel that allows our customers to update their edge application logic and configurations in seconds around the world. We architected the software to run on custom-designed servers built upon commodity components and network hardware so that we can control every aspect of the network, from request to response and drive as much utilization and scale as possible. Our software-centric approach is designed for better network efficiency and greater flexibility to scale as we add more services;

•POP design. We built Fastly for the internet of today—meaning fewer POPs, each with massive scale and located at the key interconnection points of the internet. Our POPs are connected directly to the core internet, each connecting directly to core Internet Service Provider ("ISPs") and 87 Internet Exchange Points as of December 31, 2020 to offer high performance in long-tail content caching. We run fewer clusters of more powerful servers that provide superior performance for customers who expect updates to be pushed out to their global end-users nearly instantaneously. Legacy Content Delivery Networks (“Legacy CDNs”) do not offer this benefit, as it is extremely difficult to update hundreds of thousands of servers around the world;
•Server efficiency. We have a highly efficient global server footprint because we combine advanced server and network hardware with our world class software at each of our POPs. Our servers are optimized to handle the complex workloads of compute at the edge by using high-end Central Processing Units and significant amount of Random Access Memory to process Varnish Configuration Language ("VCL"). We use solid-state drives, for fast and constant lookup times, and modern 100 Gigabit Ethernet for robust bandwidth. This, combined with our algorithms and custom software, gives us the flexibility to scale while dramatically reducing operating burden;
•One network. We have built a single powerful, compliant network to support customers’ security and delivery needs:
◦Our single network is designed to provide the massive scale needed to defend against today’s growing DDoS threats without sacrificing performance. The servers in our platform provide all of the features of our product suite, allowing rapid and predictable scaling;
◦We help meet customers’ Payment Card Industry ("PCI"), Health Insurance Portability and Accountability Act ("HIPAA"), and Service Organization Control ("SOC") needs without impacting performance. Because of our flexible routing and server architecture, we do not need to send PCI traffic off to a separate sub-optimal network;
◦Our network is self-healing, with cutting-edge discovery and failover techniques that allow us to select the best performing path for customer’s traffic in order to avoid “internet weather disruptions”, which are temporary, short-lived connectivity or performance degradation issues which are typically experienced by internet transit providers on a daily basis.
Common Use Cases. Our powerful network along with our operational efficiency can easily handle use cases that are traditionally solved by CDNs. Some of these examples include:

•Infrastructure-agnostic traffic distribution. Support enterprise hybrid and multi-cloud strategies by intelligently routing traffic across different cloud providers, or between cloud and on-premise data centers, regardless of location;
•Efficient traffic spike management. Allow enterprises to accommodate traffic spikes by intelligently and rapidly distributing content requests across their network;
•Live streaming at scale. Deliver highly-reliable live streaming experiences with minimal interruptions, even when concurrently streaming to large global audiences;
•Responsive mobile applications. Serve rapidly-changing mobile content from the edge, enabling end-users to instantly access the very latest news updates, weather forecast, hotel availability, or store inventory from their mobile applications;
Safety in Depth

We believe that security should be integrated seamlessly into every layer of development: architecture, programming, and operations. That’s why we built security into the fabric of our platform, alongside performance. We provide developers and security operations teams with a fast, safe environment to create, build, and run modern applications with:

•Operational agility. Our edge cloud platform minimizes risk through instant visibility and control. Security operation teams can use our real-time data feeds to see threats and exposures to vulnerabilities as they emerge. Our products are designed to make rule changes on the fly and update policies around the globe in seconds based on real-time traffic insights, without having to engage professional services. These features allow our security offerings to integrate into enterprise security software development cycles, thereby supporting modern DevSecOps practices;

•Performance centric. Fastly’s security offerings allow developers to iterate and test code quickly, while providing security teams with tools that reduce risk without impeding performance. Our high-bandwidth, globally distributed network naturally scales to absorb disruptive DDoS attacks. Our WAF and bot detection solutions are built into our edge cloud platform, allowing us to protect web-based applications with minimal latency;

•Serverless security. Fastly’s platform provides a secure, serverless development platform at the edge. It is designed to deploy custom applications, without impacting production traffic or having to worry about patching servers for the latest operating system vulnerabilities. Sandbox environments are instantly created to automatically execute code for customers for a limited period of time and rapidly decommission it, significantly reducing the attack surface; and

•Comprehensive app and API security. With our recent acquisition of Signal Sciences, we now offer application and API protection wherever it’s needed, not just at the network edge. Our next-generation WAF protects customer’s apps and APIs whether they are on-premises, in the cloud, in containers, or in hybrid environments. Customers get protection against advanced threats, including account takeover (ATO), malicious bots, API abuse and more—all in one integrated solution. With a more modern approach to detecting and blocking attacks, customers don’t need to worry about false positives or dedicate full-time staff to WAF maintenance.

Customer Empowerment Philosophy

Fastly believes in empowering our customers to build great things, while collaborating with them to promote their success. We have a unique understanding of what it takes to deliver a frictionless customer experience by providing:

•Freedom to try. Our free trial allows developers to sign up and start experimenting with our edge cloud platform in a frictionless, self-service manner;
•Flexible support model. Developers are free to program on our edge cloud platform, taking advantage of our rich documentation and expertise of our developer community. For customers who require more guidance, we provide a range of support packages and access to deep technical expertise from front-of-line support staff to technical account managers; and
•Partner friendly. Just as we expose the ability to program at the edge to our customer base, we extend that power and functionality to our partners as well. This allows our partners to build out applications that run at the edge, and provide a feature or service that is complementary to our platform. We enable these integrations with a focus on API-support and a large number of code libraries.
Growth Strategy

Key elements of our growth strategy include the following:

•Invest in our technology platform. We intend to continue to invest in our large-scale, enterprise-grade edge cloud platform which is both developer-friendly and fully programmable. We will increase our investment in research and development so that we can add new and differentiated products on top of our edge cloud platform. For instance, since the end of 2015, we have grown our research and development team by a factor of seven, from 41 to 302 people as of December 31, 2020, deepening our talent across multiple functional groups;

•Increase emphasis on security. In October 2020, we completed our acquisition of Signal Sciences to further bolster our security offerings at a time when data protection has become increasingly critical. We will focus on integrating the application security capabilities from Signal Sciences into a unified new product offering called Secure@ Edge. This will allow us to fulfill our mission of giving developers more power over the security of their applications and APIs, at the edge of the network.
•Expansion into additional vertical markets. Our platform offers a broad range of capabilities, and our customers have diverse needs. To best serve these needs we have successfully adopted a vertical approach to our sales and marketing efforts. We intend to build upon our initial success in digital publishing, media and entertainment, technology, online retail, travel and hospitality, and financial technology services, while expanding into new markets over time, such as gaming, healthcare and education technology;
•Further enable solution partners. Our edge cloud platform is the backend of choice for many of the largest Platform as a Service ("PaaS") vendors serving the developer community. These PaaS vendors aggregate millions of unique web properties under one brand, using Fastly as their edge cloud. We believe that more and more web applications will be built on convenient and powerful out-of-the-box solutions offered by large PaaS vendors. Many of our solution partners are PaaS providers who built us into their platform to offer faster, more secure and scalable experience. Current examples include Brightcove, Shopify, Drupal, Magento, WIX, and Adobe Portfolio. As our partners expand their customer base, we will grow alongside them, providing us with exposure to millions of developers who will become familiar with us, and potentially become customers themselves;
•Further enable channel partners. With our acquisition of Signal Sciences, we also plan on strengthening the reach and breadth of our enterprise resellers to include cross-selling both Fastly and security products while also helping drive international expansion;
•Expand existing customer relationships. Over time, our customers have expanded their use of our platform. In more technically savvy organizations, developers have championed our solution, paving the way for us to engage with business decision makers. For more traditional organizations, we are often brought in to initially help facilitate a move to the cloud and from there we extend our product to support many other use cases. We plan to continually increase wallet-share over time for existing customers as we build out new products and features, and as customers continue to fully recognize the value of our platform. Excluding Signal Sciences, for the years ended December 31, 2020 and December 31, 2019, our DBNER was 142.9% and 135.5%, respectively, highlighting the strength of our platform. Additionally, for the years ended December 31, 2020 and December 31, 2019, excluding Signal Sciences, our NRR was 114.5% and 143.7%, respectively; and our LTM NRR was 136.5% and 131.6%, respectively. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric. Many of our largest customers have grown through a "land and expand" strategy. On average, excluding Signal Sciences, our customers have increased their annual spend by more than 20% year over year since 2015, growing from an average last 12-months revenue of $50,000 to over $136,000 as of December 31, 2020;
•Grow our technology ecosystem. We operate between the "big 3" origin cloud platforms, Amazon Web Services ("AWS"), Microsoft Azure, and Google Cloud Platform, and a growing community of companies that provide big data, machine learning, and security solutions. In this sense, we act as the unifying layer for a growing number of cloud services. As customers consume more cloud and software as a service (“SaaS") offerings, we can create additional value and grow with our partners; and
•Extend our global footprint. As our customer base grows, we plan to scale our network accordingly. For the years ended December 31, 2020 and December 31, 2019, 32% and 29%, respectively, of our revenue was generated from customers headquartered outside of the United States. As of December 31, 2020, we are strategically located in 56 markets, with more additions planned. We believe significant opportunity exists for further international growth.
Our Products

Our edge cloud is a globally distributed, programmable platform designed for highly performant and secure web and application delivery. Our platform supports modern software development processes and empowers developers to innovate without constraints, as they lead the charge for their organizations’ digital transformation. We operate a single, software-centric network. Our POPs reside between a customer’s end-users and computing and data storage solutions, whether on-premise, in the cloud or a mixture of both. Our position on the network allows us to move functionality closer to end-users at the network edge for faster, more secure experiences. This includes edge compute, edge delivery, edge security, edge applications like load balancing and image optimization, video on demand, and managed edge delivery.

Edge Compute

We enable developers to write their own custom logic to solve complex business problems at the network edge.

•Compute@Edge. This next generation serverless offering is intended to provide developers with a powerful new language-agnostic compute environment. Like all our offerings, Compute@Edge is built to be secure, performant and scalable; at 35.4 microseconds it offers a 100x faster startup times than other solutions on the market.
•Fastly Developer Hub. This is a central place for developers to easily access all the tools they need to build fast, scalable and secure modern applications on our edge cloud platform. The Developer Hub includes:
•Solution Library patterns and recipes: Ready-to-deploy code snippets and deployment instructions to teach developers how to do basically anything on Fastly, with everything they need to implement in their own configurations;
•API and language references and change logs: Robust reference documentation and release notes provide complete access to all of the features available through the Fastly web interface and VCL; and
•Fastly Fiddle: A testing sandbox to experiment with Fastly configurations and debug custom code without impacting developers’ production services.
Many of the use cases we are now seeing in our Compute@Edge offering were originally built in our Varnish-based development environment. We also offer a number of reusable modules based on commonly deployed Varnish custom code, including:
•Device Detection and Geolocation. Gives developers the ability to rapidly adjust the content served to end-users based on location, device type, and language detection;
•Edge Dictionaries. Empower developers to make real-time decisions from every server in our network. Edge dictionaries act as a distributed database at the edge, made up of key-value pairs. For example, Edge Dictionaries allow customers to redirect end-users to a specific country site or update large referrer spam blacklists in real time;
•Edge Access Control Lists ("ACLs"). Help mitigate evolving threats from attackers by letting developers make changes at scale. ACLs block bad internet protocol ("IP") addresses from visiting customer sites, and for added security, they can create their own allow-lists; and
•Edge authentication. Developers can add custom Varnish-based code to their app to generate tokens and authenticate users at the edge, avoiding the extra cost and latency associated with going back to origin to verify a user’s identity.
Edge Delivery

Our edge delivery offerings include full site delivery and streaming for high value media.

Full Site Delivery

•Dynamic Site Acceleration. Speeds up requests and responses between cache nodes in our POPs and customers’ origin servers, so their web and mobile content is served faster;
•Origin Shield. Allows us to designate a specific POP to serve as a shield for a customer’s origin servers. When web content is refreshed, and multiple end-users request the new content simultaneously, it can lead to a deluge of requests hitting a customer’s origin server. This can result in poor web or application performance. With Origin Shield, we collapse all these content requests into a single request and hold it in queue at the Origin Shield POP. That allows us to go back to the customer’s origin server only once to retrieve the new content, then serve it to all end-users who requested it. This approach reduces costs for our customers, while improving performance for their end-users;
•Instant Purge. Lets customers clear the cached copy of their content in an average of 150 milliseconds or less. We allow customers to send a command to our platform that invalidates an old version of their content throughout our global edge infrastructure. This causes a new version of content be retrieved from the application server the next time it is requested. This feature enables our customers to serve highly dynamic content at the edge more quickly and allows for delightful application experiences. Rapidly changing content like shopping cart items, flight search results, sports scores, or current weather conditions in any given location can all be served faster from the network edge;
•Surrogate Keys. Allow customers to fine-tune purging by tagging related objects across their site with a key name and description, then purging by that key. They can purge their entire site of a given object or objects at once, without impacting performance. For example, they could purge any images and content related to discontinued sale items, discounted products, or outdated news across their site all in one go; and
•Real-time Logging and Stats. Provide metrics and full visibility into end-user requests in real time from the network edge. Log traffic is encrypted using Transport Layer Security ("TLS") and logs can be streamed to most major logging endpoint solutions.
•Cloud Optimizer. Cloud Optimizer targets eCommerce and high tech organizations who commonly work with multi-cloud or multi-CDN architectures. Cloud Optimizer sits between a customer’s CDNs and cloud providers, delivering intelligent routing capabilities without the need to rearchitect their infrastructure. Like Media Shield, it also features request collapsing, to reduce origin traffic and costs and empowers customers with greater visibility and control over their network traffic.
Streaming
•Live Streaming. Our platform is designed to concurrently deliver millions of near real-time, high-quality live streams to our customers’ viewers. Our edge cloud supports the delivery of all major HTTP video streaming formats, and we partner with multiple online video platform vendors to improve the flexibility and scale of live streaming workflows, while also reducing total cost of ownership;
•Media Shield. Large streaming customers often route traffic across multiple CDNs for redundancy. Our Media Shield solution supports these efforts, while reducing total cost of ownership and improving visibility and performance. It does so by collapsing requests for the same video streaming content across all CDNs into one single request to the customer’s origin server. This reduces requests to origin and allows us to serve streaming content faster; and
•Origin Connect. Ideal for companies moving more than one gigabyte of data, such as media, video, and streaming companies, Origin Connect provides a direct private network connection between an organization’s origin server and an Origin Shield POP. It is an effective way to lower transit costs, reduce engineering complexity, and improve reliability for high-volume streaming content.
Edge Security
•DDoS Protection. Our high-bandwidth, globally distributed network is built to absorb DDoS attacks without impacting performance. Customers can respond to attacks in real time, filtering malicious requests at the network edge, before they reach their origin.

•Edge WAF. Our edge WAF is designed to protect applications from malicious attacks that would otherwise compromise web servers. It is integrated into our edge cloud platform, minimizing the impact on performance, since we only inspect requests going to a customer’s origin. Customers get real-time access to security events and notifications from the edge and can make instant changes to their WAF rules via our API.
•TLS. As part of our standard product, our platform terminates HTTPS connections at our network edge, offloading encrypted traffic from customer’s web servers for better performance. We provide a number of different certificate procurement and hosting options.
•Platform TLS. Our Platform TLS offering is designed to allow customers with multiple web properties to manage TLS certificates at scale, while enabling a fast, secure experience for their end-users. It supports delivery and management of hundreds of thousands of certificates, supported by our worldwide TLS termination and acceleration solution.
•Compliance. We speed up the caching and delivery of sensitive content at the edge, helping customers meet data compliance and privacy regulations such as HIPAA and the General Data Protection Regulation ("GDPR"), in addition to industry standards such as PCI Data Security Standard and SOC. Our Assurance Services offering includes support for additional documentation and audit procedures for customers with these needs.
Application and API Security

Through our acquisition of Signal Sciences, we added a unified web application and API protection solution that includes Runtime Self-Application protection (RASP), advanced rate limiting, API protection, bot management and next generation WAF.

•Next-gen WAF. Our next-generation Web Application Firewall protects applications from malicious attacks that seek to compromise apps and APIs. Our solution requires no tuning, and is more accurate than the traditional rule or signature-based approaches. Our WAF can be installed in any infrastructure; cloud, container, on-premise data center or hybrid environments.
•Runtime Application Self-Protection (RASP). RASP protects from real-time attacks by embedding directly into application source code.

•Bot Protection. Bad bots can perform content scraping, tie up system resources, perform account brute forcing and other harmful actions. Our solution monitors web application and API traffic for automated bot activity, allowing customers to automatically block malicious bot-generated web requests.
•API Protection. Attackers often target sensitive APIs, attempting to validate stolen credit cards, perform e-commerce gift card fraud or obtain patient healthcare records. We help customers stop API abuse by enabling them to monitor for unexpected values and parameters submitted to API endpoints, and block unauthorized requests.
•ATO Protection. Account takeover occurs ("ATO") when attackers use authentication credentials to take over legitimate user accounts. Attackers test stolen credentials in an automated manner called “credential stuffing.” Our Account Takeover Protection empowers customers to automatically block and alert on credential stuffing attacks.
•Cloud DDoS. Our Cloud DDoS protection is an always-on service that provides immediate protection from network and application layer attacks, so web apps and APIs are always available and performant.
•Advanced Rate Limiting. Advanced Rate Limiting enables customers to stop malicious and anomalous high volume web requests and reduce resource consumption while allowing legitimate traffic through to application and API endpoints—doing so means companies can provide a superior customer experience that scales to meet increasing demand.
Edge Applications

•Load Balancer. Our Layer 7 load balancer manages HTTP/HTTPS requests to a customer’s origin using granular content-aware routing decisions. We allow customers to manage traffic across multiple IaaS providers, data centers, and hybrid clouds. We also provide improved performance and cost savings over ADCs, especially during a spike or surge in traffic.
•Image Optimizer. We offer a real-time image manipulation and delivery service and store transformations at the edge. When an image is requested, we resize it, adjust quality, crop/trim, change orientations, convert formats, and more, all on demand. Transforming images at the edge eliminates latency and reduces traffic to a customer’s origin servers, allowing them to save on infrastructure and egress costs.
Video on Demand
•Our edge cloud platform is designed to cache and rapidly deliver both frequently and infrequently requested on-demand videos. We significantly reduce the load on a customer’s origin servers while accelerating time to first frame. Our on-the-fly-packaging feature facilitates immediate playback, enhancing viewer experiences across multiple devices and platforms.
Managed Edge Delivery
•Our managed delivery service provides customers with maximum flexibility and control. We deploy our edge cloud platform on dedicated POPs within a customer’s private network, at locations of their choosing. This service can be used exclusively, or as part of a hybrid, multi-CDN strategy.
Partner Ecosystem
Our partner ecosystem consists of a wide range of companies who sell, service, package and build edge applications to integrate with our platform. Our program provides partners with the flexibility to accommodate different go-to-market models and allows each partner to customize their offerings to provide their own differentiated value. This ecosystem consists of companies who build edge applications to integrate with our platform, enterprise resellers and security integration providers, cloud service providers, logging and analytics providers, and PaaS providers. Our partners are all looking to extend the power of our edge cloud platform to their customers.

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

Enterprise Resellers & Security Integration Partners

Our acquisition of Signal Sciences welcomed new enterprise resellers and integration partners into our partner ecosystem. Enterprise resellers work with our sales and presales teams to scale sales cycle support. This helps expand our worldwide network of partners dedicated to protecting customer's business initiatives like DevOps and cloud adoption. We will be expanding the reach and breadth of these partners to include cross-selling Fastly and security products and will increase our program's global expansion. Signal Sciences also seamlessly integrates with a number of technology partners to help customers enhance their workflows, empower DevOps processes, increase their security visibility, and drive operational efficiencies. Examples of these integration partnerships include VMware (Tanzu), Palo Alto Networks, Cisco, Datadog, Citrix, PagerDuty and more.

Cloud Service Provider Partners

We integrate with major cloud providers to enhance their services and create solutions that are powerful, scalable, and secure. We have exclusive Private Network Interconnects (PNIs) and peering arrangements with key cloud providers, such as Google Cloud Platform, Microsoft Azure, Amazon Web Services and others, to eliminate or minimize egress fees, enhance security, and improve overall performance. We can help customers on their digital transformation journeys with seamless cloud migrations, meaning zero downtime for their business, or provide a seamless user experience for customers deploying a multi-

cloud strategy. Recently, we announced our availability on the Google Cloud Marketplace, which can help eliminate the need for customers to have separate billing arrangements and makes Fastly services eligible for Google Cloud Platform committed spend.

Logging and Analytics Partners

Logging and analytics partners integrate with our edge cloud platform to deliver enhanced functionality to our joint customers. Our logging feature provides insights into web and mobile requests and response, such as slow or missing URLs, most requested URLs, site performance by region, and much more. Our statistics provide insights into things like percentage of requests per second, request misses, errors, latency, traffic spikes, and global traffic profiles. Both logs and statistics can be streamed in real time to our logging and analytics partners. This empowers our joint customers to monitor performance, troubleshoot issues as they occur, and view this data alongside other metrics in consolidated dashboards. Logging and analytics partners include the following:

•Google. A tight integration with Google Cloud Platform allows real-time logs to be streamed to any Google Cloud Platform big data service, including Google Cloud Storage, BigQuery, and Bigtable;
•Microsoft. Our integration with Microsoft Azure allows real-time logs to be streamed to both Azure Blob Storage and Kusto;
•Datadog. Datadog uses our API to pull in real-time stats and analytics for display in their dashboard;
•Looker. Looker combines log data with other data sources in BigQuery, such as Google Analytics, Google Ads data, or security and firewall data. Customers can then run multiple queries against these data sets and present findings in Looker dashboards;
•Sumo Logic. Sumo Logic integrates with our platform to offer more granular logging data for customers with large-scale analytics. Customers gain real-time insights into slow URLs, missing or most requested URLs, site performance by region, and more; and
•Logentries. Logentries provides a one-click integration with our platform, making it easy for customers to quickly set up real-time logs.
PaaS Partners

PaaS partners integrate with our edge cloud platform to make it easier for their developers to scale and secure websites.

•Heroku. Heroku empowers companies to build, deliver, monitor, and scale applications. Our Heroku add-on lets developers seamlessly integrate their Heroku hosted applications with our edge cloud platform through the click of a button;
•Magento Commerce. Magento Commerce, an Adobe company, provides a platform that enables merchants to integrate digital and physical shopping experiences. Our Magento extension lets developers manage their entire content caching strategy from the Magento control panel while maintaining fast, reliable performance; and
•Drupal and Wordpress. Drupal and Wordpress are Content Management Systems ("CMS") partners. They provide self-hosted solutions for customers to create and manage all the content on their websites. Our Drupal and Wordpress extensions allow developers to easily configure and manage their content caching strategy from within these CMS dashboards.

Our Culture and Human Capital Resources

Our Values

Technology has the potential to make a radically positive impact on the world, and we aspire to improve human lives through our work. We were founded on strong ethical principles, and have intentionally grown values-first, scaling our workforce, services, customer portfolio, and investment partners purposefully. We are only as good as the company we keep, and this guides our hiring practices as well as the ethics we are committed to upholding as we scale. We believe that as a result of our values, we have been able to identify, attract, engage and retain great people. We want to serve the very best of the internet. We choose to work with customers that we believe have integrity, are trustworthy, and do not promote violence or hate. Our eight core values define who we are and how we choose to grow, hire, train, work, communicate, make decisions, support each other, and serve our customers.
Our Strategy

We are dedicated to building a diverse workforce and leadership team that reflects our values and the unique needs of our global customer base. We strive to be a company full of talented, highly effective, kind, honest, passionate, and high-integrity people. We are dependent on our highly qualified employees and executives, and it is crucial that we continue to attract, engage and retain valuable employees. We believe in investing in our people and motivating talented individuals with a strong career path and competitive compensation program. Our U.S. support engineers are often hired from code schools, and many code school graduates transition from support into other organizations within the company, championing the customer voice and infusing our teams with a strong, service-focused mindset. Our engineering staff recruits world-class experts in every part of the technology stack that makes up the internet, which inspires great developers to join us. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives. We use a mix of competitive base salary, equity compensation awards, and other employee benefits.

We are building a global, healthy, safe, and diverse workforce and an inclusive culture that empowers and supports our employees and customers. We onboard all new employees with training programs on our values, certain aspects of our business, and important policies, including our Safe, Welcoming, and Productive Work Environment Policy. Annually thereafter we provide employees with code of conduct and security awareness training, a learning reimbursement program and performance evaluations. Our employee engagement efforts currently include company-wide newsletters, all-hands meetings, and AMA (“ask me anything”) sessions, through which we aim to keep our employees well-informed and to increase transparency. We also use employee engagement surveys to collect employee feedback and assess the effectiveness of our culture, our strategy, and various health and well-being programs.
During the COVID-19 pandemic, we have taken significant steps to protect the health and safety of our workforce. We temporarily closed our offices on March 1, 2020 and took other precautionary measures, such as eliminating all non-essential travel, intended to facilitate social distancing and help minimize the risk of the virus to our employees, our customers, and the communities in which we participate. Early in the pandemic we launched an employee emergency response survey and conducted periodic employee pulse surveys in order to get a deeper understanding of what our employees were experiencing and to inform our policies and priorities. We also instituted monthly employee wellness days, provided a monthly internet stipend, and held virtual workshops on topics such as mental health and leading and supporting remote teams.

Employees

As of December 31, 2020, we had a total of 939 employees worldwide, which includes our recently acquired Signal Sciences organization, and 156 employees located outside of the United States. Fastly has a reputation as an early adopter of the distributed workforce model and this approach has enabled us to recruit and retain highly skilled professionals around the world. Prior to the COVID-19 pandemic, as of December 31, 2019, nearly 40% of our employees were working in a remote-capacity. As of December 31, 2020, over 50% of our employees worldwide were considered remote, which means they reside in locations that do not have a Fastly office presence. While we have not re-opened our offices, given our early experience building a distributed workplace culture, we were able to quickly transition to working remotely in response to COVID-19.

Organization

Sales & Marketing

Our go-to-market model initially focused on reaching and serving the needs of developers. We reach developers through working groups, community events, conferences, and word-of-mouth. Our platform was built to empower developers to innovate at their own pace, so our platform is accessible, transparent, and self-service.

The majority of our customers enter into negotiated contracts with us. These contracts typically include specific pricing and a minimum monthly commitment. As developers have expanded their usage of our platform, our relationships have often evolved to include business leaders within their organizations. Customers who sign up online can access our self-service pricing matrix which is publicly available.

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

We also offer a trial to developers who sign up for testing and experimentation. We do this in order to strengthen our relationship and reputation within the developer community by providing these developers with the ability to familiarize themselves with our platform without first becoming a paying customer. Once signed up, developers can easily access our programmable interface, extensive self-service documentation, and customer support team. Our low-friction trial experience allows developers to validate that our edge platform works for them at no cost or risk.

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

As of December 31, 2020, we had 302 employees in our research and development group. Our research and development expenses were $74.8 million in the year ended December 31, 2020. Approximately 18% of our research and development group were based in our headquarters in San Francisco, California as of December 31, 2020.

Infrastructure

Our infrastructure team is responsible for the design, deployment, and maintenance of the servers and network hardware that form the foundation of our mission critical environment in 56 markets as of December 31, 2020. We invest in research into global internet geography to identify optimal colocation site selection, network partner identification, and network-to-network interconnection opportunities. These activities allow us to connect in close proximity to core internet backbones and ISPs, thereby enhancing network performance. We carefully evaluate and test hardware from leading server, network, and component manufacturers to ensure they comply with our workload performance, system efficiency, and mean time-to-repair standards. In our process, we evaluate commodity server and network platforms to avoid vendor lock-in, while optimizing the mix of components in an effort to improve efficiency and optimize our capital expenditures. We intend to grow the number of data center colocation sites as traffic on our network grows and as demands for new markets justify investment.

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

Customer Support

We have designed our products and platform to be self-service and require minimal customer support. Customers are automatically covered by our standard support plan as soon as they sign up with us. They can file a ticket with the support team, access documentation including online FAQs, API references, and configuration guidelines. Our support approach is unique as we have built it with developers in mind. Our first-line support employee typically has an engineering background and is highly technical.

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

Partnerships & Strategic Relationships

We believe that building a strong partner ecosystem helps amplify our reach and time-to-market, while providing our customers with enhanced value from our joint offerings. By investing in these partnerships, we hope to improve customer satisfaction and retention rates. Our partners and strategic alliances include:

•Integration Partners
•Solutions Partners
•Referral and Reseller Partners
•Central Cloud Partners
Competition

Our platform spans several markets from cloud computing and cloud security to CDNs. We segment the competitive landscape into five key categories:

•Legacy CDNs like Akamai, Limelight, EdgeCast (part of Verizon Digital Media), Level3, and Imperva (for security);
•Small business focused CDNs like InStart, Cloudflare, StackPath, and Section.io;
•Application and API security vendors like Akamai, Cloudflare, Imperva, Amazon Web Services and F5 (Shape)
•Cloud providers who are starting to offer compute functionality at the edge like Amazon’s CloudFront, AWS Lambda, and Google Cloud Platform; and
•Traditional data center and appliance vendors like F5, Citrix, A10 Networks, Cisco, Imperva, Radware, and Arbor, as well as networks that offer a range of on-premise solutions for load balancing, WAF, and DDoS.
The principle competitive factors in our market include:

•Platform scalability and performance;
•Global network coverage;
•Platform reliability and security;
•Ease of integration and programmability;
•Credibility with developers;
•Ability to support modern application development processes;
•Brand awareness, reputation, and trust;
•Strength of our sales and marketing efforts;
•Quality of customer support; and
•Price and network cost savings.
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

As of December 31, 2020, in the United States, we had 60 issued patents, which expire between September 2033 and May 2038, 41 patent applications pending for examination, as well as 13 pending provisional applications. As of such date, we also had 15 issued patents and 26 patent applications pending for examination in foreign jurisdictions and 28 Patent Cooperation Treaty patent applications pending for examination, all of which are related to U.S. patents and patent applications. In addition, as of December 31, 2020, we had 15 registered trademarks in the United States.

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

Please refer to Note 10—Commitments and Contingencies for discussion around our legal proceedings.

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

Select Risk Factors Affecting Our Business

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:

•If our platform fails to perform properly due to defects, interruptions, delays in performance, or similar problems, and if we fail to develop enhancements to resolve any defect, interruption, delay, or other problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

•If we are unable to attract new customers, in particular, enterprise customers, and to have existing enterprise customers continue and increase their use of our platform, our business will likely be harmed.

•If we fail to forecast our revenue accurately, or if we fail to manage our expenditures, our operating results could be adversely affected.

•We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.

•Our limited operating history and our history of operating losses makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.

•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our products may become less competitive.

•Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

•The markets in which we participate are competitive, and if we do not compete effectively, our business will be harmed.

•If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, results of operations and financial condition may suffer.

•Acquisitions, strategic investments, partnerships, or alliances, including our recent acquisition of Signal Sciences, could be difficult to identify and integrate, divert the attention of management, disrupt our business, and dilute stockholder value.

•We are, and in the future may be, involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.

•Health epidemics, including the ongoing COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and customers operate.

•We have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be seriously harmed.

•Our stock price may be volatile, and the value of our Class A common stock may decline.

Risks Related to Our Business, Industry and Technology

If our platform fails to perform properly due to defects, interruptions, delays in performance, or similar problems, and if we fail to develop enhancements to resolve any defect, interruption, delay, or other problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

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

We design our system infrastructure and procure and own or lease the computer hardware used for our platform. Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions on our platform. Moreover, we have experienced and may in the future experience system failures or interruptions in our platform as a result of human error. For example, in January 2021, we experienced a platform interruption that affected certain of our customers. Any interruptions or delays in our platform, whether caused by our products or our data centers, third-party error, our own error, natural disasters, or security breaches, or whether accidental or willful, could harm our relationships with customers, reduce customers’ usage of our platform, cause our revenue to decrease and/or our expenses to increase, and divert resources away from product development. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue service credits or cause customers to fail to renew their customer contracts, any of which could harm our business.

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

If we are unable to attract new customers, in particular, enterprise customers, and to have existing enterprise customers continue and increase their use of our platform, our business will likely be harmed.

To grow our business, we must continue to attract new customers, in particular, enterprise customers. To do so, we must successfully convince potential customers of the benefits and the value of our platform. This may require significant and costly sales efforts that are targeted at larger enterprises and senior management of these potential customers. Sales to enterprise customers may involve longer sales cycles as a result of customers requiring considerable time to evaluate our platform, requiring participation in a competitive purchasing process, having more formal processes for approval of purchases, and more complex requirements. These factors significantly impact our ability to add new customers and increase the time, resources, and sophistication required to do so. In addition, numerous other factors, some of which are out of our control, may now or in the future impact our ability to acquire new customers, including potential customers’ commitments to other providers, real or perceived costs of switching to our platform, our failure to expand, retain, and motivate our sales and marketing personnel, our failure to develop or expand relationships with potential customers and channel partners, failure by us to help our customers to successfully deploy our platform, negative media or industry or financial analyst commentary regarding us or our solutions, litigation, and deteriorating general economic conditions. If we fail to attract new customers, particularly enterprise customers, as a result of these and other factors, our business will likely be harmed.

In addition, our ability to grow and generate incremental revenue depends on our ability to maintain and grow our relationships with our existing enterprise customers so that they continue and increase their usage of our platform. If these customers do not maintain and increase their usage of our platform, our revenue may decline and our results of operations will likely be harmed. For example, our largest customer in the year ended December 31, 2020 significantly decreased its usage in the second half of the year, which negatively impacted our revenue for the year.

We charge our customers based on the usage of our platform. Most of our customers, including some of our largest enterprise customers, do not have long-term contractual financial commitments to us. And a majority of our current customer contracts are only one year in duration. In order for us to maintain or improve our results of operations, it is important that our customers, in particular, our enterprise customers, use our platform in excess of their commitment levels, if any, and continue to use our platform on the same or more favorable terms. Our ability to retain our largest customers and expand their usage could be impaired for a variety of reasons, including customer budget constraints, customer satisfaction, changes in our customers’ underlying businesses, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, governmental actions, or the possibility thereof, and general economic conditions. Because many of our largest customers’ minimum usage commitments for our platform are relatively low compared to their expected usage, it can be easy for certain customers to quickly reallocate usage or switch from our platform to an alternative platform altogether. And they may reduce or cease their use of our products at any time without penalty or termination charges, even after prior period of usage expansion.

We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as with colocation and bandwidth providers, so if we do experience slower usage growth on our platform it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If any of these events were to occur, our business may be harmed.

In addition, many of our customers have negotiated and may continue to negotiate lower rates for their usage in exchange for an agreement to renew, expand their usage in the future, or adopt new products. As a result, in certain cases, even though customers have not reduced their usage of our platform, the revenue we derive from that usage has decreased. If our usage or revenue fall significantly below the expectations of the public market, securities analysts, or investors, our business would be harmed, which could cause our stock price to decline.

Our future success also depends in part on our ability to expand our existing customer relationships, in particular, with enterprise customers, by increasing their usage of our platform and selling them additional products. The rate at which our customers increase their usage of our platform and purchase products from us depends on a number of factors, including our ability to grow our platform and maintain the security and availability of it, develop and deliver new features and products, maintain customer satisfaction, general economic conditions and pricing and services offered by our competitors. If our efforts to increase usage of our platform by, or sell additional products to, our enterprise customers are not successful, our business would be harmed. In addition, even if our largest customers increase their usage of our platform, we cannot guarantee that they will maintain those usage levels for any meaningful period of time. In addition, because many of our products endeavor to deliver increased efficiency and functionality, the successful sale of an additional product to an existing customer could result in a reduction of the customer's overall usage of our platform.

If we fail to forecast our revenue accurately, or if we fail to manage our expenditures, our operating results could be adversely affected.

Because our recent growth has resulted in the rapid expansion of our business and revenues, we do not have a long history upon which to base forecasts of future revenue and operating results. We cannot accurately predict customers’ usage or renewal rates given the diversity of our customer base across industries, geographies and size, and ability of customers to allocate usage, among other factors. If we do not realize returns on these investments in our growth, our results of operations could differ materially from our forecasts, which would adversely affect our results of operations and could disappoint analysts and investors, causing our stock price to decline.

We receive a substantial portion of our revenues from a limited number of customers, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.

Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers. For year ended December 31, 2020, our top ten customers accounted for approximately 38% of our revenue and our top five customers accounted for approximately 27% of our revenue. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers, our business would be harmed.

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

We generated a net loss of $95.9 million for the year ended December 31, 2020, and as of December 31, 2020, we had an accumulated deficit of $288.2 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

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

The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and regulatory changes, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new products that satisfy our customers and provide enhancements, new features, and capabilities to our platform that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that enable large internet platform companies to utilize their own data centers and implement delivery approaches that limit or eliminate reliance on third-party providers like us, or that enable our competitors to deliver competitive products and applications at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete. If our platform does not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our platform and new customers will be less likely to adopt our platform.

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

Moreover, our platform is highly technical and complex and, for example, our delivery products rely on knowledge of the Varnish Configuration Language ("VCL") to utilize many features of this platform. Potential developers may be unfamiliar or opposed to working with VCL and therefore decide to not adopt our platform, which may harm our business.

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

The market for cloud computing platforms, particularly enterprise grade products, is highly fragmented, competitive, and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Legacy CDNs, such as Akamai, Limelight, EdgeCast (part of Verizon Digital Media), Level3, and Imperva, and small business-focused CDNs, such as Cloudflare, InStart, StackPath, and Section.io, offer products that compete with ours. We also compete with application and API security vendors like Akamai, Cloudflare, Imperva, Amazon Web Services and F5 (Shape), with cloud providers who are starting to offer compute functionality at the edge like Amazon’s CloudFront, AWS Lambda, and Google Cloud Platform, as well as traditional data center and appliance vendors like F5, Citrix, A10 Networks, Cisco, Imperva, Radware, and Arbor Networks, who offer a range of on-premise solutions for load balancing, WAF, and DDoS. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered. Such acquisitions or partnerships may help competitors achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. We compete on the basis of a number of factors, including:

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

Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets, and greater resources than we do. While some of our competitors provide a platform with applications to support one or more use cases, many others provide point-solutions that address a single use case. Other potential competitors not currently offering competitive applications may expand their product offerings, and our current customers may develop their own products or features, to compete with our offerings. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our platform. In addition to application and technology competition, we face pricing competition. Some of our competitors offer their applications or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing applications and services with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale of other products. For all of these reasons, we may not be able to compete successfully and competition could result in the failure of our platform to achieve or maintain market acceptance, the market for our edge cloud platform may grow more slowly than we anticipate, any of which could harm our business.

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

On October 1, 2020, we completed the acquisition of Signal Sciences. We may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing acquisitions, whether or not such acquisitions are completed. In addition, we have limited experience in acquiring other businesses and we may not successfully identify desirable acquisition targets or, when we acquire additional businesses, such as Signal Sciences, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. We may also incur significant, and sometimes unanticipated, costs in connection with these acquisitions or in integration with our business. In addition, if an acquired business, such as Signal Sciences, fails to meet our expectations, our business may be harmed.

Further, it is possible that there could be a loss of our or any acquired company's key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining any company’s, including Signal Sciences’, operations with ours in order to realize the anticipated benefits of the acquisition so the combined company performs as the parties hope:

•combining the companies’ corporate functions;

•combining their business with our business in a manner that permits us to achieve the synergies anticipated to result from the acquisition, the failure of which would result in the anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;

•maintaining existing and new agreements with customers, service providers, and vendors;

•determining whether and how to address possible differences in corporate cultures, management philosophies and strategies relating to channels, resellers, and partners;

•integrating the companies’ administrative and information technology infrastructure;

•developing products and technology that allow value to be unlocked in the future; and

•evaluating and forecasting the financial impact of the acquisition transaction, including accounting charges.

In addition, at times the attention of certain members of our management and resources may be focused on completion of the acquisition and integration planning of the businesses of the two companies and diverted from day to day business operations, which may disrupt our ongoing business and the business of the combined company. For example, certain members of our management team and other personnel have spent significant time on the acquisition and integration of Signal Sciences.

We are, and in the future may be, involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.

We are, and in the future may be, subject to litigation such as putative class action and shareholder derivative lawsuits brought by stockholders. We anticipate that we will continue to be a target for lawsuits in the future. For example, on August 27, 2020 and September 15, 2020, we and certain of our officers were named as defendants in putative securities class action purportedly brought on behalf of holders of our Class A common stock. On December 28, 2020 and February 2, 2021, certain of our officers and directors were named as defendants in shareholder derivative actions. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.

Health epidemics, including the ongoing COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and customers operate.

Our business and operations could be adversely affected by health epidemics, including the ongoing COVID-19 pandemic, impacting the markets and communities in which we, our partners and customers operate. In December 2019, a disease referred to as COVID-19 was first reported and has spread to many countries worldwide, including the United States, and was declared a pandemic.

The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiation of their contracts. In addition, a portion of our revenue is related to usage of our platform in connection with live events, such as sporting events that have been or may be postponed or cancelled. While we initially saw an increase in usage of our platform following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19, we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our platform, or to the same extent, after the COVID-19 pandemic begins to taper or has ended. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. Our results of operations could be materially below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that such restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners and customers. For example, we experienced delays in the ramping of new traffic due to travel and data center restrictions in

South Asia that delayed network build outs and the timing of customer code freezes, each affected in part due to COVID-19-related issues. In March 2020, we closed all of our offices, suspended non-essential travel, cancelled or postponed Fastly-sponsored in-person events, and we are not permitting in-person employee attendance at industry events or work-related meetings. We have instead shifted to hosting virtual events, including Altitude, our signature Fastly event. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions have affected our ability to conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could affect our compliance certifications and cause customers to reduce or cease using our services. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired in the future, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access capital, which could negatively affect our liquidity in the future.

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

Our operating results, as well as our key metrics, including our DBNER, NRR and LTM NRR, have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. We also present certain key metrics for Signal Sciences separately. As a result, our past results may not be indicative of our future performance and period-to-period comparisons of our operating results and key metrics may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results include the following:

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

Our pricing models subject us to various challenges that could make it difficult for us to derive sufficient value from our customers, and we do not have sufficient history with our pricing models to accurately predict the optimal pricing necessary to attract new customers and retain existing customers.

We generally charge our customers for their usage of our platform based on the combined total usage, as well as the features and functionality enabled. Additionally, once our product is purchased, customers can also buy a combination of our add-on products. We do not know whether our current or potential customers or the market in general will continue to accept this pricing model going forward and, if it fails to gain acceptance, our business could be harmed. We also generally purchase bandwidth from internet service providers and server colocation space from third parties based on expected usage from our customers. Moreover, if our customers use our platform in a manner that is inconsistent with how we have purchased bandwidth, servers, and colocation space, our business could be harmed.

We have limited experience with respect to determining the optimal prices for our products and, as a result, we have in the past changed our pricing model and expect that we may need to do so in the future. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

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
•evolving customer demands;
•selling new products to enterprise customers; and
•competitive conditions.

Given these factors, it is difficult to predict whether and when a customer will switch to our platform.

Given that it can take several months for our customers to ramp up their usage of our platform, during that time, we may not be able to generate enough revenue from a particular customer or that customer may not increase their usage in a meaningful way. Moreover, because the switching costs are fairly low, our customers are able to switch from our platform to alternative services relatively easily. As a result, actual usage could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

If our platform does not achieve sufficient market acceptance, our financial results and competitive position will suffer.

To meet our customers’ rapidly evolving demands, we invest substantial resources in research and development of enhanced products to incorporate additional functionality or expand the use cases that our platform addresses. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop products internally due to inadequate or ineffective research and development resources, we may not be able to address our customers’ needs on a timely basis or at all. In addition, if we seek to supplement our research and development capabilities or the breadth of our products through acquisitions, such acquisitions could be expensive and we may not successfully integrate acquired technologies or businesses into our business. When we develop or acquire new or enhanced products, we typically incur expenses and expend resources upfront to develop, market, promote, and sell the new offering. Therefore, when we develop or acquire and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing or acquiring and bringing them to market. Our new products or enhancements and changes to our existing products could fail to attain sufficient market acceptance for many reasons, including:

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

Most of our customer agreements contain service level commitments. If we are unable to meet the stated service level commitments, including failure to meet the uptime and delivery requirements under our customer agreements, we have in the past and may in the future be contractually obligated to provide the affected customers with service credits which could significantly affect our revenues in the periods in which the uptime and/or delivery failure occurs and the credits are applied. For example, as a result of a platform interruption in January 2021, certain of our affected customers with whom we have service level commitments are entitled to receive service credits. We could also face customer terminations with refunds of prepaid amounts, which could significantly affect both our current and future revenues. Any service level failures could harm our business.

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

Risks Related to Employees and Managing Our Growth

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

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences, and the competition for such diverse personnel is significant. The market for such talented personnel is competitive. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business would be harmed.

Our recent rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 630 employees as of December 31, 2019 to 939 employees as of December 31, 2020, and grew by approximately 149 employees on October 1, 2020 in connection with our acquisition of Signal Sciences. In addition, we are rapidly expanding, and expect to continue to expand in the future, our international operations. We have also experienced significant growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure, and management. We may not continue to grow as rapidly in the future. Overall growth of our revenue depends on a number of factors, including our ability to:

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

Risks Related to Our Financial Position and Need for Additional Capital

Because substantially all of our revenue from usage on our platform is recognized over the term of the relevant contract, downturns or upturns in sales contracts are not immediately reflected in full in our operating results.

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

We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our platform. For example, we have some customers who increase their usage and requests when they need more capacity during busy periods, especially in the fourth quarter of the year, and then subsequently scale back. Since we have built our network to handle seasonal capacity fluctuations, we may not be able to reduce our capacity in a timely manner, and as such sustain more costs. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future, particularly as we expand our sales to larger enterprises. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. Additionally, we do not have sufficient experience in selling certain of our products to determine if demand for these products are or will be subject to material seasonality.

Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the year ended December 31, 2020, the percentage of revenue generated from customers outside the United States was 32% of our total revenue. We currently have offices in Japan, the United Kingdom, and the United States, as well as employees located throughout the world. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of December 31, 2020, approximately 17% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business.

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

We have funded our operations since inception primarily through payments received from our customers, sales of equity securities, and borrowings under our credit facilities. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our growth rate, market acceptance of our platform, the expansion of sales and marketing activities, strategic transactions, as well as overall economic conditions. For example, on October 1, 2020 we acquired Signal Sciences for an aggregate purchase price of $759.4 million, consisting of approximately $223.0 million in cash and 6,367,709 shares of our Class A common stock, including 896,499 shares which are restricted as they are subject to revesting conditions. The aggregate purchase price reflects the value of the net shares issued, which excludes the above mentioned shares that are restricted.

We may need to engage in equity or debt financings to secure additional funds. Additional financing may not be available on favorable terms, if at all and any additional financing will need to be in compliance with the terms of our Senior Secured Credit Facilities Credit Agreement ("Credit Agreement"), dated as of February 16, 2021, with the lenders party thereto and Silicon Valley Bank ("SVB") as a lender and as the administrative agent, issuing bank and swingline lender. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Any debt financing we secure could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate such restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business. Because our decision to issue securities in future offerings will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

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

Our Credit Agreement with SVB contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, grant liens, pay dividends and make distributions, transfer property, make investments, and take other actions that may otherwise be in our best interests. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. Our ability to meet these financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. In addition, a breach of a covenant under our Credit Agreement or any other current or future credit facility of ours may result cross-default under a separate credit facility. If we seek to enter into one or more additional credit facilities in the future we may not be able to obtain debt financing on terms that are favorable to us, if at all. Holders of our existing debt have, and holders of any future debt we may incur would have, rights senior to holders of common stock to make claims on our assets. In addition, the terms of our existing debt do, and the terms of any future debt could, restrict our operations, including our ability to pay dividends on our common stock. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be seriously harmed.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. For example, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act 9 ("Section 404"). Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting. We designed, implemented, and tested internal control over financial reporting required to comply with this obligation. That process is time-consuming, costly, and complicated.

We and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting for the years ended December 31, 2019 and 2018, which remains partially unremediated for the year ended December 31, 2020. The material weakness related to the lack of sufficient qualified accounting resources, including those with the appropriate level of technical accounting knowledge, to timely identify and assess accounting implications of complex transactions which resulted in the incorrect application of generally accepted accounting principles. We reported this material weakness in our Annual Report on Form 10-K for the years ended December 31, 2020 and December 31, 2019.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expand significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. We continue to evaluate and take actions to improve our internal control over financial reporting, which includes but is not limited to hiring additional resources, to address control deficiencies.

If we fail to remediate our existing material weakness or identify future material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, which could require additional financial and management resources.

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

In February 2016, the FASB issued new guidance, Accounting Standard Update No. 2016-02, Leases (Topic 842), which supersedes nearly all existing lease disclosures under U.S. GAAP. As we ceased to be an emerging growth company as of December 31, 2020, we adopted the standard on December 31, 2020, presenting the initial application of ASC 842 beginning on January 1, 2020, in our annual financial statements included in our Form 10-K for year ended December 31, 2020. Its impact is reflected in our consolidated financial statements, which includes several newly required disclosures. Market practices with respect to these new disclosures are continuously evolving, and securities analysts and investors may not fully understand the implications of our disclosures or how or why they may differ from similar disclosures by other companies. Any additional new accounting standards could have a significant effect on our reported results. If our reported results fall below analyst or investor expectations, our stock price could decline.

Risks Related to Laws, Regulations, and the Global Economy

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

If the U.S. government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments, the U.S. government has expressed concerns about the ability of companies operating in China to do business in the U.S. or with U.S. companies. As a result, we could lose the ability to contract with current or potential customers or usage of our platform may decrease by affected customers, including our largest customer during the year ended December 31, 2020, which could harm our business and reputation. For example, our largest customer during the year ended December 31, 2020 has strong business ties to China and significantly reduced its usage of our platform in the later part of 2020. We believe this was in response to various actions taken by the U.S. and other governments against them. Even in the absence of new restrictions or trade actions imposed by the U.S. or other governments, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business.

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

Within the EU, the General Data Protection Regulation ("GDPR") significantly increases the level of sanctions for non-compliance from those in existing EU data protection law and imposes direct obligations on data processors in addition to data controllers and may require us to make further changes to our policies and procedures in the future, beyond what we have already done. EU data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global revenue for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects. Since we act as a data processor for our customers, we are taking steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps will be effective. In particular, although the UK enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the UK will be regulated.

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

In addition to government regulation, privacy advocates, and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business.

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

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” informally titled the Tax Act, which significantly revises the Code. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limits the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, eliminates U.S. tax on foreign earnings (subject to certain important exceptions), allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our Class A common stock is also uncertain and could be adverse. More recently, on March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. In December 2020, the Consolidated Appropriations Act, 2021 ("CAA") was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021. The Company evaluated these items in its tax computation and determined that the items do not have a material impact on the Company’s financial statements as of and for the period ended December 31, 2020. Future regulatory guidance under the FFCR Act and the CARES Act (as well as under the TCJA) remains forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on us. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Class A common stock.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our net operating loss ("NOL") carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law.

Under the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act.

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

Our sales contracts are primarily denominated in U.S. dollars, and therefore a majority of our revenue is not subject to foreign currency revaluation. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. While we do not currently engage in hedging efforts, if we do not successfully hedge against the risks associated with currency fluctuations, our business may be harmed.

The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. The interest rate under our Credit Agreement with Silicon Valley Bank dated February 16, 2021 (the “Credit Agreement”) is calculated based on LIBOR. While the Credit Agreement contains limited “fallback” provisions providing for the adoption of a successor rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR in the event LIBOR is unavailable, these provisions may not adequately address the actual changes to LIBOR or its successor rates. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

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

Risks Related to Intellectual Property

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

We may in the future be subject to legal proceedings and litigation relating to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

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

Elements of our platform and our products use open source software, which may restrict the functionality of our platform and our products, or require that we release the source code of certain products subject to those licenses.

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

Risks Related to Ownership of Our Class A Common Stock

Our stock price may be volatile, and the value of our Class A common stock may decline.

Historically, our stock price has been volatile. During the year ended December 31, 2020, our stock traded as high as $136.50 per share and as low as $10.63 per share, and from January 1, 2021 to February 26, 2021, our stock price has ranged from $122.75 per share to $68.75 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

•actual or anticipated fluctuations in our financial condition and operating results;
•decreased usage by one or more of our customers;
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
 Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may impact the market price of our Class A common stock. For example, in connection with the COVID-19 pandemic, we initially experienced an increase in the usage of our platform, and as a result, the trading price of our Class A common stock significantly increased, and has since experienced significant volatility, along with the broader market. Following the announcement of our results for our third quarter ended September 30, 2020, which included a significant reduction in revenue from our largest customer in that quarter, volatility increased and the trading price of our Class A common stock decreased. There are no assurances that the trading price of our Class A common stock will continue at its current level for any period of time. Moreover, the trading price of our Class A common stock could experience a significant decrease once the scope and impact of the ongoing COVID-19 pandemic is better understood. These fluctuations could cause you to lose all or part of your investment in our Class A common stock.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2020, our Class B common stock held by stockholders, including our executive officers and directors and their affiliates, represents approximately 49.8% of the voting power of our outstanding capital stock, and our Chief Architect and Executive Chairman, Artur Bergman, holds approximately 8.1% of our outstanding classes of common stock as a whole, but controls approximately 44.11% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and our Chief Architect and Executive Chairman on his own currently have and will continue to have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. If Mr. Bergman’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.

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

As of December 31, 2020, we have outstanding a total of 104,178,933 shares of Class A common stock and 10,319,677 shares of Class B common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A and Class B common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies.

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

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and are restricted by the terms of our Credit Agreement. The Credit Agreement permits the payment of cash dividends so long as, after giving effect to any such dividend, we maintain a consolidated adjusted quick ratio of at least 1.50 to 1.00 and are otherwise in pro forma compliance with all covenants under the Credit Agreement. In addition, the Credit Agreement permits us to pay up to $10.0 million in cash dividends per fiscal year so long as, after giving effect to any such dividend, we are in pro forma compliance with all covenants under the Credit Agreement, including a consolidated adjusted quick ratio of at least 1.25 to 1.00. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We expect such expenses to further increase now that we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we ceased to be an emerging growth company as of December 31, 2020, which expedited our obligation for our independent registered public accounting firm to issue an attestation report on management's assessment of our internal control over financial reporting and accelerated our adoption of accounting standards. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We currently have an internal audit group and have hired additional accounting and financial staff. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to certify that our internal controls over financial reporting is effective. We and our independent registered public accounting firm identified a material weakness in our internal controls over financial reporting for the years ended December 31, 2019 and 2018, which remains partially unremediated for the year ended December 31, 2020. The material weakness related to the lack of sufficient qualified accounting resources, including those with the appropriate level of technical accounting knowledge, to timely identify and assess accounting implications of complex transactions which resulted in the incorrect application of generally accepted accounting principles. While we are actively working on remediating this identified weakness, we may discover additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by the exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

Our corporate headquarters is located in San Francisco, California and consists of approximately 71,343 square feet of space under a lease that expires on July 31, 2027. We also maintain offices in Portland, Culver City, Denver, New York, London, and Tokyo. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically. We believe that our facilities are sufficient to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3.         Legal Proceedings

Please refer to Note 10—Commitments and Contingencies for discussion around our legal proceedings.

Item 4.         Mine Safety Disclosures
Not applicable.

PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock has traded on The New York Stock Exchange ("NYSE") under the symbol "FSLY" since May 17, 2019.

Holders of Record

As of December 31, 2020, there were 50 holders of record of our Class A and 62 holders of our Class B common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

We have presented below the cumulative total return to our stockholders between May 17, 2019 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2020 in comparison to the S&P 500 Index and S&P 500 Information Technology Index. The graph assumes a $100 initial investment at the market close on May 17, 2019 which was the initial trading day of our Class A common stock, and the reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Unregistered Sales of Equity Securities

As previously disclosed in our Form S-3ASR filed with the SEC on August 15, 2020, as partial consideration for our acquisition of Signal Sciences on October 1, 2020, we issued 6,367,709 shares of our Class A common stock to certain former holders of capital stock and employees of Signal Sciences (together, the “Holders”), including 896,499 shares which are restricted as they are subject to revesting conditions. The aggregate consideration to acquire Signal Sciences’ outstanding stock was $759.4 million, consisting of approximately $223.0 million in cash and the balance in shares of our Class A Common Stock. The aggregate purchase price reflects the value of the net shares issued, which excludes the above mentioned shares that are restricted.

The shares of Class A common stock were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis of representations of eligibility and suitability made to the Company by the Holders.

Use of Proceeds from Public Offering of Class A Common Stock

On May 21, 2019, we closed our initial public offering ("IPO"), in which we sold 12,937,500 shares of Class A common stock at a price to the public of $16.00 per share, including 1,687,500 shares sold in connection with the exercise of the underwriters’ option to purchase additional shares, and raised $192.5 million in net proceeds after deducting underwriting discounts and commissions. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230953), which was declared effective by the SEC on May 16, 2019. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 17, 2019 pursuant to Rule 424(b). As of December 31, 2020, we have used the entirety of the net proceeds from the IPO.

Issuer Purchases of Equity Securities

None.

Item 6.         Selected Consolidated Financial Data

The Company has elected to early-adopt, as permitted under the applicable SEC rules, certain amendments to ‘Management’s Discussion and Analysis’ and the elimination of ‘Selected Financial Data’ and ‘Supplementary Financial Information’ adopted by the SEC on November 19, 2020, contained in SEC Release No. 33-10890. The final rule became effective on February 10, 2021 and must be applied in a registrant’s first fiscal year ending on or after August 9, 2021, however, early adoption is permitted following the effective date on an item-by-item basis. Based on this final rule, we have excluded Item 6 Selected Consolidated Financial Data from this Annual Report on Form 10-K.

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

The edge cloud is an emerging category of Infrastructure as a Service ("IaaS") that enables developers to build, secure, and deliver digital experiences, at the edge of the internet. This service represents the convergence of the Content Delivery Network ("CDN") with functionality that has been traditionally delivered by hardware-centric appliances such as Application Delivery Controllers ("ADC"), Web Application Firewalls ("WAF"), Bot Detection, and Distributed Denial of Service ("DDoS") solutions. It also includes the emergence of a new, but growing, edge computing market which aims to move compute power and logic as close to the end-user as possible. The edge cloud uses the emerging cloud computing, serverless paradigm in which the cloud provider runs the server and dynamically manages the allocation of machine resources. When milliseconds matter, processing at the edge is an ideal way to handle highly dynamic and time-sensitive data. The edge cloud complements data center, central cloud, and hybrid solutions.

Our mission is to fuel the next modern digital experience by providing developers with a programmable and reliable edge cloud platform that they adopt as their own.

Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of four key components: a programmable edge, a software-defined modern network, safety in depth, and a philosophy of customer empowerment. Our programmable edge provides developers with real-time visibility and control, where they can write and deploy code in a serverless environment and to push application logic to the edge. It supports modern application delivery processes, freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. It is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. Our 117 terabit software-centric network is located across 56 markets as of December 31, 2020. We define markets as unique metropolitan areas where we have one or more Points of Presence ("POPs"). Our safety in depth approach integrates security into multiple layers of development: architecture, engineering, and operations. That's why we invest in building security into the fabric of our platform, alongside performance. We provide developers and security operations teams with a fast, safe environment to create, build, and run modern applications.

Our platform provides developers and security operations teams with solutions that foster innovation without impacting performance. Finally, being developers ourselves, we empower customers to build great things while supporting their efforts through frictionless tools and a deeply technical support team that facilitates ongoing collaboration.

We serve both established enterprises, mid-market companies and technology-savvy organizations. Our customers represent a diverse set of organizations across many industries with one thing in common: they are competing by using the power of software to build differentiation at the edge. With our edge cloud platform, our customers are disrupting existing industries and creating new ones. For example, several of our customers have reinvented digital publishing by connecting readers through subscription models to indispensable content, helping people understand the world through deeply reported independent journalism. Our customers’ software applications use our edge cloud platform to deliver consistently excellent online shopping experiences, fast and more secure financial transactions, and broadcast quality live streaming on any device. The range of applications that developers build with our edge cloud platform continues to expand rapidly.

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

We generate substantially all of our revenue from charging our customers based on their usage of our platform. Initially, customers typically choose to become platform customers, for which we charge fees based on their committed or actual use of our platform, as measured in gigabytes and requests. Many of our customers generate billings in excess of their minimum commitment. We also generate revenue from additional products as well as professional and other services, such as implementation. We charge a flat one-time or recurring fee for these additional products and services. Beginning in the fourth quarter of 2020, we also began offering subscriptions to access a unified security web application and application programming interface at a fixed rate.

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
We are continuing to bring new innovations to our edge cloud platform and software-defined modern network architecture, and are seeing an increased interest from customers in our programmable edge computing solution. The success of these direct selling efforts is reflected by our 324 enterprise customers, which excludes Signal Sciences enterprise customers, as of December 31, 2020 that generated 89% of our total revenue for the trailing 12 months ended December 31, 2020.
Our usage-based revenue grows as our customers’ websites and applications deliver, process, and protect more traffic, as they adopt more features of our edge platform and as they more broadly adopt our platform across their organizations. A meaningful indicator of the increased activity from our existing customers is our Dollar-Based Net Expansion Rate ("DBNER"), Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR"), metrics used in measuring the revenue growth from existing customers attributed to increased usage of our platform and purchase of additional services. Beginning in the fourth quarter of 2020, we also offer subscriptions to access a unified security web application and application programming interface at a fixed rate.
The financial results of Signal Sciences from the acquisition date on October 1, 2020 have been consolidated into our financial results for 2020 and the quarter ended December 31, 2020. We have excluded Signal Sciences from certain key metrics this quarter, including DBNER, NRR and LTM NRR. We intend to begin reporting these key metrics on a consolidated basis later on in 2021. Excluding Signal Sciences, our DBNER was 142.9% and 135.5% for the trailing 12 months ended December 31, 2020, and 2019, respectively. Excluding Signal Sciences, our NRR was 115% and 143.7% for the trailing twelve months ended December 31, 2020 and 2019, respectively. Excluding Signal Sciences, our LTM NRR was 137% and 131.6% for the trailing 12 months ended December 31, 2020 and 2019, respectively. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric.

We believe that an annual cohort analysis of Fastly's customers as depicted in the chart below, demonstrates our success in customer expansion. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2016, 2017, 2018, 2019 and 2020 are referred to as the 2016 Cohort, 2017 Cohort, 2018 Cohort, 2019 Cohort and 2020 Cohort, respectively. Our 2016 Cohort increased its revenue 2.3 times after its first year and has grown at approximately a 70% CAGR over the last four years. We have excluded Signal Sciences' customers from this cohort analysis.

In 2016, we generated $6.6 million of revenue from the 2016 Cohort. Revenue from the 2016 Cohort grew to $22.0 million in 2017, representing 233% year-over-year growth. In 2017, we generated $5.6 million of revenue from the 2017

Cohort. Revenue from the 2017 Cohort grew to $16.8 million in 2018, representing 200% year-over-year growth. In 2018, we generated $11.2 million of revenue from the 2018 Cohort. Revenue from the 2018 Cohort grew to $34.4 million in 2019, representing 207% year-over-year growth. In 2019, we generated $9.1 million of revenue from the 2019 Cohort. Revenue from the 2019 Cohort grew to $47.7 million in 2020, representing 424% year-over-year growth.

    Summary of Revenue Generated by Customer Cohorts Over Time (in millions) (excludes Signal Sciences):

$200.0
$150.0
$100.0
$50.0
$0.0
CY 2016
CY 2017
CY 2018
CY 2019
CY 2020
CY 2016
CY 2017
CY 2018
CY 2019
CY 2020

Customers that have negotiated contracts with us generate a substantial majority of our revenue. These customers typically purchase one or more products, for which we charge a monthly recurring or one-time fee depending on the products selected. Some of these customers also choose to purchase various levels of account management and enhanced customer support for a monthly fee. Typically, the term of these contracts is 12 months and includes a minimum monthly billing commitment in exchange for more favorable pricing terms. Many of these customers generate billings in excess of their minimum commitment. In addition, customers can sign up online by providing their credit card information and agreeing to a minimum monthly fee. Beginning in the fourth quarter of 2020, we also offer subscriptions to access a unified security web application and application programming interface at a fixed rate.
The timing of new revenue from our sales efforts is difficult to predict. The length of our sales cycle, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and ramping process with new enterprise customers can take several months, as well as existing enterprise customers with new business, can take several months and can be subject to delays for unanticipated reasons. For example, we experienced delays in the ramping of new traffic due to travel and data center restrictions in South Asia that delayed network build outs and the timing of customer code freezes, each affected in part by COVID-19-related issues.

We have achieved significant growth in recent periods. For the years ended December 31, 2020 and 2019, our revenue was $290.9 million and $200.5 million, respectively. Our 10 largest customers generated an aggregate of 38% and 29% of our revenue in the trailing 12 months ended December 31, 2020 and 2019, respectively. We incurred a net loss of $95.9 million and $51.6 million in the years ended December 31, 2020 and 2019, respectively.
Acquisition of Signal Sciences Corp.

In October 2020, we acquired Signal Sciences, for an aggregate purchase price of $759.4 million, consisting of approximately $223.0 million in cash and 6,367,709 shares of our Class A common stock, including 896,499 shares which are restricted as they are subject to revesting conditions. The aggregate purchase price reflects the value of the net shares issued, which excludes the above mentioned shares that are restricted. We also assumed all unvested and outstanding equity awards of Signal Sciences’ continuing employees as converted into our equity awards at the conversion ratio provided in the Agreement and Plan of Reorganization (the "Merger Agreement"), which became options to purchase 251,754 shares of our Class A common stock, with a value of $20.7 million related to the assumed unvested equity awards that are subject to future service conditions.

We have included Signal Sciences in our results of operations as of the acquisition date, October 1, 2020. Because the acquisition of Signal Sciences occurred during the year ended December 31, 2020, the information presented in this section with respect to the year ended December 31, 2020 includes the contribution of Signal Sciences starting from October 1, 2020. The information with respect to the prior-year comparable periods relates to Fastly on a standalone basis. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth.

Please refer to Note 5—Business Combination for further details on the acquisition of Signal Sciences.

Adjustments subsequent to the release of earnings on February 17, 2021

Subsequent to our announcement of earnings and issuance of our shareholder letter, furnished in a Form 8-K on February 17, 2021, as of December 31, 2020, we recorded an adjustment to our Goodwill and additional-paid in capital balances. Our determination to record the adjustment following our earnings announcement was the result of identifying an adjustment needed to the share value of awards issued on the Signal Sciences acquisition. The amounts reflected in our consolidated balance sheet as of December 31, 2020, reflect an increase in goodwill of $57.4 million and a corresponding increase in additional paid-in capital of $57.4 million to what was previously disclosed in our earnings announcement and shareholder letter.
Subsequent to our announcement of earnings and issuance of our shareholder letter, furnished in a Form 8-K on February 17, 2021, for the year ended December 31, 2020, we reclassified $1.7 million of finance lease payments from investing cash flows to financing cash flows. Our determination to record the reclassification following our earnings announcement was the result of identifying certain payments made relating to our network equipment leases should that be classified as financing cash outflows. The amounts reflected in our consolidated statement of cash flows reflect a decrease in cash used in investing activities of $1.7 million and an increase in cash used in financing activities of $1.7 million to what was previously disclosed in our shareholder letter for the year ended December 31, 2020. Separately, in our consolidated statement of cash flows, we also updated our supplemental disclosures around value of common stock issued and stock awards assumed in a business combination, which increased by $57.4 million to reflect the impact of the adjustment outlined in the paragraph above.

Factors Affecting Our Performance
Winning New Customers
We are focused on continuing to attract new customers. Our customer base includes both large, established enterprises that are undergoing digital transformation and emerging companies spanning a wide array of industries and verticals. In both instances, developers within these companies often use and advocate the adoption of our platform by their companies. We also benefit from word-of-mouth promotion across the broader developer community. We will continue to invest in our developer outreach, leveraging it as a cost-efficient approach to attracting new customers. With our newly expanded security portfolio from the acquisition of Signal Sciences and our edge computing capabilities we will increase our focus on brand awareness, public relations and analyst relations in efforts to help generate awareness and demand for these offerings. We also plan to dedicate significant resources to sales and marketing programs, including various online marketing activities as well as targeted account-based advertising.

This will require us to dedicate significant resources to further develop the market for our platform and differentiate our platform from competitive products and services. We will also need to expand, retain, and motivate our sales and marketing personnel in order to target our sales efforts at larger enterprises and senior management of these potential customers.
Uncertainty surrounding the EU-US Privacy Shield framework, which was invalidated by the Court of Justice of the EU in July 2020, could impact customer growth and acquisition for customers and potential customers conducting business in Europe. We have encountered and may continue to encounter heightened concerns relating to privacy from customers and potential customers conducting business in Europe since the invalidation of the EU-US Privacy Shield framework. Specifically, we have received more requests relating to EU privacy requirements, impacting the sales negotiation process, and had potential customers decline to do business with us due to privacy concerns related to updated interpretations of the laws applicable to transfers of personal data to the United States. For additional details, refer to "Item 1A.—Risk Factors".

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
In addition, we cannot be certain what actions the U.S. or another country's government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. For example, our largest customer during the year ended December 31, 2020 has strong business ties to China and significantly reduced its usage of our platform in the later part of 2020. We believe this was in response to various actions taken by the U.S. and other governments against them. Further reductions in this customer's traffic levels could have an additional negative impact on our business.

For additional details, refer to "Item 1A.—Risk Factors".

International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations. Excluding Signal Sciences, as of December 31, 2020 and 2019, we had 1,068 and 852 customers headquartered outside of the United States, respectively, representing 51% and 49% of our total customers as of December 31, 2020 and 2019, respectively.
Our international expansion, including our global sales efforts, will add increased complexity and cost to our business. This will require us to significantly expand our sales and marketing capabilities outside of the United States, as well as increase the number of markets we have a presence in around the world to support our customers. We have limited experience managing the administrative aspects of a global organization, and we have only recently begun to establish and operate offices in foreign countries, which could place a strain on our business and culture.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud platform. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network, resulting in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the years ended December 31, 2020 and 2019, our research and development expenses as a percentage of revenue was 26% and 23%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, on October 1, 2020, we acquired Signal Sciences, a security software company that provides protection from web, API, and mobile security threats.

Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our total investment in property and equipment for the years ended December 31, 2020 and 2019 were $49.0 million and $30.3 million, respectively, representing 17% and 15% of our revenue in such periods. We expect our investment in property and equipment to increase on an absolute basis and may increase as a percentage of revenue in future periods. Our gross margins and operating results are impacted by these investments. As of December 31, 2020, our network is located in 56 markets across 26 countries.
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
Uncertainty of the Coronavirus (COVID-19) Pandemic
Our business and operations could be adversely affected by health epidemics, including the ongoing COVID-19 pandemic, impacting the markets and communities in which we, our partners and customers operate. In December 2019, a disease referred to as COVID-19 was first reported and has spread to many countries worldwide, including the United States, and was declared a pandemic.

The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiation of their contracts. In addition, a portion of our revenue is related to usage of our platform in connection with live events, such as sporting events that have been or may be postponed or cancelled. While we initially saw an increase in usage of our platform following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19, we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our platform, or to the same extent, after the COVID-19 pandemic begins to taper or has ended. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. Our results of operations could be materially below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that such restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners and customers. For example, we experienced delays in the ramping of new traffic due to travel and data center restrictions in South Asia that delayed network build outs and the timing of customer code freezes, each affected in part due to COVID-19-related issues. In March 2020, we closed all of our offices, suspended non-essential travel, cancelled or postponed Fastly-sponsored in-person events, and we are not permitting in-person employee attendance at industry events or work-related meetings. We have instead shifted to hosting virtual events, including Altitude, our signature Fastly event. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions have affected our ability to conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could affect our compliance certifications and cause customers to reduce or cease using our services. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired in the future, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access capital, which could negatively affect our liquidity in the future.

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
We recently completed the acquisition of Signal Sciences and are currently integrating our business operations. The financial results of Signal Sciences from the acquisition date on October 1, 2020 have been consolidated into our financial results for 2020 and the quarter ended December 31, 2020. We have provided separate Fastly (excluding Signal Sciences) and Signal Sciences customer count metrics, such as the total customer count and total enterprise customer count. Separately, we have excluded Signal Sciences from certain key metrics this quarter, including DBNER, NRR and LTM NRR. We intend to begin reporting consolidated customer metrics later in 2021.

	As of December 31,
	2020	2019
Number of customers (as of end of period) (excludes Signal Sciences)	2,084	1,743
Number of enterprise customers (as of end of period) (excludes Signal Sciences)	324	288
Number of customers (as of end of period) (Signal Sciences)	280	—
Number of enterprise customers (as of end of period) (Signal Sciences)	78	—
Dollar-Based Net Expansion Rate ("DBNER") (trailing 12 months) (excludes Signal Sciences)	142.9%	135.5%
NRR (as of end of period) (excludes Signal Sciences)	114.5%	143.7%
LTM NRR (trailing 12 months) (excludes Signal Sciences)	136.5%	131.6%
Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the period, and are active as of the end of the period. In addition to our paying customers, we also have trial, developer, nonprofit and open source program, and other non-paying accounts that are excluded from our customer count metric. Excluding Signal Sciences, as of December 31, 2020 and 2019, we had 2,084 and 1,743 customers, respectively. As of December 31, 2020, Signal Sciences had 280 total customers, some of which overlap with existing Fastly customers.
Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. Excluding Signal Sciences, as of December 31, 2020, we had 324 enterprise customers which generated 89% of our revenue for the trailing 12 months ended December 31, 2020. As of December 31, 2019, we had 288 enterprise customers which generated 87% of our revenue for the trailing 12 months ended December 31, 2019. We believe the recruitment and cultivation of enterprise customers is critical to our long-term success. As of December 31, 2020, Signal Sciences had 78 enterprise customers, some of which overlap with existing Fastly enterprise customers. Signal Sciences enterprise customers are defined as customers that spend $100,000 or more on an annualized basis, in other words, spending $8,333.34 or more per month as of December 31, 2020.

Dollar-Based Net Expansion Rate ("DBNER") (Excludes Signal Sciences)
Our ability to generate and increase our revenue is dependent upon our ability to increase the number of new customers and usage of our platform and increase the purchase of additional products by our existing customers. We track our growth, in part, by measuring DBNER. Our DBNER increases when customers increase their usage of our platform or purchase additional products, and declines when they reduce their usage, benefit from lower pricing on their existing usage, or curtail their purchases of additional products. We believe DBNER is a key metric in measuring the long-term value of our customer relationships and our ability to grow our revenue through increased usage of our platform and purchase of additional products by our existing customers. However, our calculation of DBNER indicates only expansion among continuing customers and does not indicate any decrease in revenue attributable to former customers, which may differ from similar metrics of other companies.
We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended December 31, 2020, we divide (i) revenue for the trailing 12 months ended December 31, 2020, from customers that entered into a customer agreement prior to January 1, 2020, and that remained customers as of December 31, 2020, by (ii) revenue for the trailing 12 months ended December 31, 2019 from the same set of customers.

For the trailing 12 months ended December 31, 2020 and 2019 our DBNER was 142.9% and 135.5%, respectively. We believe that an annual cohort analysis of our customers demonstrates our success in customer expansion. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2018, 2019, and 2020 are referred to as the 2018 Cohort, 2019 Cohort, and 2020 Cohort, respectively. As described above, our customers tend to increase their usage of our platform in their second year, which is typically followed by more modest increases in usage, if any, in ensuing years. For example, the DBNER for the 2018 Cohort was 310.6% for the year ended December 31, 2019. However, the DBNER for the 2018 Cohort was 163.2% for the year ended December 31, 2020, which generally represents their third year as a customer, depending on when they entered into a customer agreement. While DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts, we expect our DBNER to decrease as customers that have used our platform for more than two years become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
We separately monitor customer retention and churn on an annual basis by measuring our annual revenue retention rate, which we calculate by multiplying the final full month of revenue from a customer that terminated its contract with us (a "Churned Customer") by the number of months remaining in the same calendar year ("Annual Revenue Churn"). The quotient of the Annual Revenue Churn from all of our Churned Customers divided by our annual revenue of the same calendar year is then subtracted from 100% to determine our annual revenue retention rate. We believe this calculation is helpful in that it is based on the amount of revenue that we would expect to have received in the remaining portion of a particular period had a customer not terminated its contract with us. It is not indicative of the actual revenue contribution from churned customers in past periods. By comparing this amount to actual revenue for the period, we are able to assess our ability to replace terminated revenue by generating revenue from new and continuing customers. Excluding Signal Sciences, our annual revenue retention rate for the years ended December 31, 2020 and 2019 was 99.0% and 99.3%, respectively.

Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR") (Excludes Signal Sciences)

Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current" period month) compared to the last month of the same period one year prior (the “prior" period month), and includes revenue contraction due to billing decreases or customer churn, revenue expansion due to billing increases, but excludes revenue from new customers. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the last month of the years ended December 31, 2020 and 2019 our NRR was 114.5% and 143.7%, respectively.
Our LTM NRR is intended to be supplemental to our NRR as we believe that it removes some of the volatility that is inherent in a usage-based business model. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the last month of the years ended December 31, 2020 and 2019 our LTM NRR was 136.5% and 131.6%, respectively.

Key Components of Statement of Operations
Revenue
We derive our revenue primarily from usage-based fees earned from customers using our platform. We also earn fixed-rate recurring revenue from certain products, services and subscriptions.
Our usage-based fees earned from customers using our platform are generally billed in arrears. Our security products are primarily annual subscriptions that are billed in advance. Many customers have tiered usage pricing which reflects discounted rates as usage increases. For most contracts, usage charges are determined on a monthly basis based on actual usage within the month and do not impact usage charges within any other month. Our larger customers often enter into contracts that contain minimum billing commitments and reflect discounted pricing associated with such usage levels.
We define U.S. revenue as revenue from customers that have a billing address in the United States, and we define international revenue as revenue from customers that have a billing address outside of the United States. Our revenue has been and will continue to be impacted by new and existing customers’ usage of our products, international expansion, and the success of our sales efforts.
Cost of Revenue and Gross Margin
Cost of revenue consists primarily of fees paid for bandwidth, peering, and colocation. Cost of revenue also includes personnel costs, such as salaries, benefits, bonuses, and stock-based compensation for our customer support and infrastructure employees, and non-personnel costs, such as amortization of capitalized internal-use software development costs, depreciation of our network equipment and amortization of our intangible assets. Our arrangements with network service providers require us to pay fees based on bandwidth use, in some cases subject to minimum commitments, which may be underutilized. We expect our cost of revenue to continue to increase on an absolute basis and may increase as a percentage of revenue.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees, salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, costs related to our Altitude conferences, professional services fees, amortization of our intangible assets and an allocation of our general overhead expenses.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our accounting, finance, legal, trust, human resources and administrative support personnel, and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales and other taxes, depreciation and amortization, an allocation of our general overhead expenses, bad debt expense and acquisition-related costs. We expect that we will incur costs associated with supporting the growth of our business, our operation as a public company, and to meet the increased compliance requirements associated with our international expansion.
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
Overall, we expect our general and administrative expenses to continue to increase on an absolute basis and may increase as a percentage of revenue in future periods. Over the long term, we expect our general and administrative expenses to decrease as a percentage of our revenue.
Income Taxes
Our income tax benefit is primarily the result of a reduction in the valuation allowance recorded against our net deferred tax assets. In connection with the acquisition of Signal Science, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets. Our income tax benefit is partially offset by income taxes from certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We have a valuation allowance for deferred tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
The following tables set forth our results of operations for the period presented and as a percentage of our revenue for that period.

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Consolidated Statement of Operations:
Revenue	$290,874	$200,462	$144,563
Cost of revenue(1)	120,007	88,322	65,499
Gross profit	170,867	112,140	79,064
Operating expenses:
Research and development(1)	74,814	46,492	34,618
Sales and marketing(1)	101,181	71,097	50,134
General and administrative(1)	102,084	41,099	23,450
Total operating expenses	278,079	158,688	108,202
Loss from operations	(107,212)	(46,548)	(29,138)
Interest income	1,628	3,287	939
Interest expense	(1,549)	(5,236)	(1,810)
Other expenses, net	(279)	(2,561)	(741)
Loss before income tax expense (benefit)	(107,412)	(51,058)	(30,750)
Income tax expense (benefit)	(11,480)	492	185
Net loss attributable to common stockholders	$(95,932)	$(51,550)	$(30,935)
__________
(1)Includes stock-based compensation expense as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$3,889	$1,410	$265
Research and development	17,112	2,920	1,332
Sales and marketing	17,028	3,497	1,023
General and administrative	26,404	4,318	1,459
Total	$64,433	$12,145	$4,079

	Year ended December 31,
	2020	2019	2018
Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%
Cost of revenue	41	44	45
Gross profit	59	56	55
Operating expenses:
Research and development	26	23	24
Sales and marketing	35	35	35
General and administrative	35	21	16
Total operating expenses	96	79	75
Loss from operations	(37)	(23)	(20)
Interest income	1	2	1
Interest expense	(1)	(3)	(1)
Other expenses, net	—	(1)	(1)
Loss before income taxes	(37)	(25)	(21)
Income taxes	(4)	—	—
Net loss attributable to common stockholders	(41)%	(25)%	(21)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Year ended December 31,
	2020	2019	2018	2019 to 2020 Change	2018 to 2019 Change
	(in thousands)
Revenue	$290,874	$200,462	$144,563	45%	39%
2020 compared to 2019
Revenue was $290.9 million for the year ended December 31, 2020 compared to $200.5 million for the year ended December 31, 2019, an increase of $90.4 million, or 45%.
We recently completed the acquisition of Signal Sciences and are currently in the midst of integrating our business operations. The financial results of Signal Sciences have been consolidated into our financial results for 2020 and the quarter ended December 31, 2020. We have not included Signal Sciences in most of our key metrics this quarter and intend to report consolidated key metrics later in 2021. Excluding Signal Sciences, we had 2,084 customers and 324 enterprise customers as of December 31, 2020. We had 1,743 customers and 288 enterprise customers as of December 31, 2019. This represents an increase of 341, or 20%, in customers and 36, or 13%, in enterprise customers from December 31, 2019. As of December 31,

2020, Signal Sciences had 280 customers and 78 enterprise customers, some of which overlap with existing Fastly customers and enterprise customers.

Approximately 94% of our revenue in the year ended December 31, 2020 was driven by usage on our platform, primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue, and includes revenue from Signal Sciences after the acquisition date. The proportion of the revenue contribution between new and existing customers is consistent with typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
U.S. revenue was $196.5 million and 68% of revenue for the year ended December 31, 2020, and $142.8 million and 71% of revenue for the year ended December 31, 2019. This represents an increase of $53.7 million, or 38%. International revenue was $94.3 million and 32% of revenue for the year ended December 31, 2020, and $57.6 million and 29% of revenue for the year ended December 31, 2019. This represents an increase of $36.7 million, or 64%.
Excluding Signal Sciences, we had 1,016 domestic customers and 1,068 international customers as of December 31, 2020. This is an increase in domestic customers of 125, or 14%, and an increase in international customers of 216, or 25%, compared to December 31, 2019.
2019 compared to 2018
Revenue was $200.5 million for the year ended December 31, 2019 compared to $144.6 million for the year ended December 31, 2018, an increase of $55.9 million, or 39%.

We had 1,743 customers and 288 enterprise customers as of December 31, 2019. We had 1,582 customers and 227 enterprise customers as of December 31, 2018. This was an increase of 161, or 10%, in customers and 61, or 27%, in enterprise customers from December 31, 2018.

Approximately 93% of our revenue in 2019 was driven by usage on our platform, primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.

U.S. revenue was $142.8 million and 71% of revenue for the year ended December 31, 2019. U.S. revenue was $110.8 million and 77% of revenue for the year ended December 31, 2018. This was an increase of $32.0 million, or 29%, from U.S. revenue for the year ended December 31, 2018. International revenue was $57.6 million and 29% of revenue for the year ended December 31, 2019. International revenue was $33.8 million and 23% of revenue for the year ended December 31, 2018. This was an increase of $23.9 million, or 71%, from international revenue for the year ended December 31, 2018.

We had 891 domestic customers and 852 international customers as of December 31, 2019. This was an increase in domestic customers of 30, or 3%, compared to December 31, 2018, and an increase in international customers of 131, or 18%, compared to December 31, 2018.

Cost of Revenue

	Year ended December 31,
	2020	2019	2018	2019 to 2020 Change	2018 to 2019 Change
	(in thousands)
Cost of revenue	$120,007	$88,322	65,499	36%	35%
2020 compared to 2019

Cost of revenue was $120.0 million for the year ended December 31, 2020 compared to $88.3 million for the year ended December 31, 2019, an increase of $31.7 million, or 36%. The increase in cost of revenue was primarily due to an increase in bandwidth costs of $12.5 million, an increase in colocation costs of $3.8 million, and an increase in other network costs of $2.4 million due to increased traffic on our platform. There was an increase in depreciation and amortization expense of $6.9 million as we continue to invest in our platform, which includes $2.5 million of amortization of intangible assets acquired from the Signal Sciences acquisition. There was also a $6.1 million increase in personnel costs, such as salaries, benefits, and stock-based compensation, due to the increased headcount to support the growth of our business, including an $0.8 million increase related to the increased headcount and personnel costs associated with the Signal Sciences acquisition. There was also an increase of $1.3 million in software costs. The increases were partially offset by a $1.3 million decrease due to an overall reduction in travel costs due to COVID-19.
2019 compared to 2018
Cost of revenue was $88.3 million for the year ended December 31, 2019 compared to $65.5 million for the year ended December 31, 2018, an increase of $22.8 million, or 35%. The increase in cost of revenue was due to an increase in bandwidth costs of $6.2 million, an increase of colocation costs of $3.9 million, and an increase in other network costs of $2.5 million due to increased traffic on our platform. Personnel costs, such a salaries, benefits, and stock-based compensation increased by $5.5 million due to an increase in headcount to support the growth of our business. Depreciation and amortization expense increased by $2.9 million due to increased investments in our platform. Travel costs increased by $0.7 million due to travel associated with the deployment of new POPs. Software license costs increased by $0.5 million.

Gross Profit and Gross Margin

	Year ended December 31,
	2020	2019	2018	2019 to 2020 Change	2018 to 2019 Change
	(in thousands)
Gross profit	$170,867	$112,140	$79,064	52%	42%
Gross margin	59%	56%	55%	3%	1%
2020 compared to 2019
Gross profit was $170.9 million for the year ended December 31, 2020 compared to $112.1 million for the year ended December 31, 2019, an increase of $58.7 million, or 52%. Gross margin was 59% for the year ended December 31, 2020 compared to 56% for the year ended December 31, 2019, an increase of 3%. The improvements to our gross profit and gross margin were due to the better optimization of our platform, such that our revenue from usage of our platform was outpacing the increase in associated costs of revenue. This improvement was offset by lower gross margins related to Signal Sciences, related to the impact of purchase accounting adjustments including a reduction of deferred revenue and amortization of intangible assets.
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

Operating Expenses

	Year ended December 31,
	2020	2019	2018	2019 to 2020 Change	2018 to 2019 Change
	(in thousands)
Research and development	$74,814	$46,492	$34,618	61%	34%
Sales and marketing	101,181	71,097	50,134	42%	42%
General and administrative	102,084	41,099	23,450	148%	75%
Total operating expenses	$278,079	$158,688	$108,202	75%	47%
Percentage of revenue:
Research and development	26%	23%	24%	(3)%	1%
Sales and marketing	35%	35%	35%	—%	—%
General and administrative	35%	21%	16%	(14)%	(5)%
Research and development—2020 compared to 2019
Research and development expenses were $74.8 million for the year ended December 31, 2020 compared to $46.5 million for the year ended December 31, 2019, an increase of $28.3 million, or 61%. This is primarily due to an increase of $31.0 million of personnel related costs due to an increase in headcount and an increase in stock-based compensation expense. The increase in personnel costs includes $3.9 million related to the increased headcount and personnel costs associated with the Signal Sciences acquisition. There was also a $0.7 million increase in data center costs, which was offset by an increase in the capitalization for internal-use software of $3.3 million. The increase is also partially offset by a $2.5 million decrease due to an overall reduction in travel costs due to COVID-19.
Research and development—2019 compared to 2018
Research and development expenses were $46.5 million for the year ended December 31, 2019 compared to $34.6 million for the year ended December 31, 2018, an increase of $11.9 million, or 34%. This is primarily due to an increase of $8.1 million of personnel related costs, such as salaries, benefits, and stock-based compensation, due to an increase in headcount and stock-based compensation expense. Software license costs increased by $1.6 million. Travel costs increased by $1.2 million. Facilities and information system costs increased by $0.9 million. These increases were offset by an increase in the capitalization for internal-use software of $1.2 million.

Sales and marketing—2020 compared to 2019
Sales and marketing expenses were $101.2 million for the year ended December 31, 2020 compared to $71.1 million for the year ended December 31, 2019, an increase of $30.1 million, or 42%. This is primarily due to an increase of $21.3 million of personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and stock-based compensation expense. The increase in personnel costs includes $6.0 million related to the increased headcount and personnel costs associated with the Signal Sciences acquisition. We also recorded $4.8 million of stock-based compensation and $0.6 million of severance relating to an employee termination in the second quarter of 2020. The increase is also driven by $2.6 million of amortization of certain intangible assets acquired from the Signal Science acquisition, in addition to a $1.1 million increase in professional fees, a $0.8 million increase in software costs, and a $0.6 million increase in marketing costs. The increase is partially offset by a $2.7 million decrease due to an overall reduction in travel costs due to COVID-19.
Sales and marketing—2019 compared to 2018
Sales and marketing expenses were $71.1 million for the year ended December 31, 2019 compared to $50.1 million for the year ended December 31, 2018, an increase of $21.0 million, or 42%. This is primarily due to a $13.2 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount, and an increase in stock-based compensation expense. Facilities and information costs increased by $2.4 million.

Marketing costs increased by $1.6 million. Professional services increased by $1.5 million. Travel costs increased by $1.3 million. Software licenses increased by $0.8 million.

General and administrative—2020 compared to 2019
General and administrative costs were $102.1 million for the year ended December 31, 2020 compared to $41.1 million for the year ended December 31, 2019, an increase of $61.0 million, or 148%. This is primarily due to an increase of $31.4 million of personnel related costs, such as salaries, benefits and stock-based compensation, due to an increase in headcount and stock-based compensation. The increase in personnel costs includes $12.7 million related to the increased headcount and personnel costs associated with the Signal Sciences acquisition. We also incurred $19.5 million of acquisition-related expenses. The increase is also driven by a $6.3 million increase in external professional services such as legal, accounting, and enterprise systems, and a $1.2 million increase in business insurance costs to support the growth of our business as a public company including our efforts to comply with the regulations of SOX. We also had a $1.4 million increase in bad debt expenses due to an increase in revenue and due to impacts of COVID-19 on certain customers. We also recorded a $1.2 million increase in uncollected sales tax reserve due to an increase in revenue, as well as a $1.0 million increase in software licenses. The increase is partially offset by a $1.0 million decrease due to an overall reduction in travel costs due to COVID-19, and a $0.9 million decrease in corporate and overhead costs.
General and administrative—2019 compared to 2018
General and administrative costs were $41.1 million for the year ended December 31, 2019 compared to $23.5 million for the year ended December 31, 2018, an increase of $17.6 million, or 75%. This is primarily due to an increase of $8.5 million of personnel related costs, such as salaries, benefits and stock-based compensation, due to an increase in headcount and an increase in stock-based compensation expense. The increase is also due to an increase of $2.6 million in external professional services such as legal, accounting, and enterprise systems, an increase of $2.1 million business insurance costs associated with becoming a public company, an increase of $1.9 million in transaction taxes as in the period the taxes were lower as they were net of a release of a reserve, and an increase of $1.2 million costs for software licenses, and an increase of $1.1 million in travel costs.

Other Income and Expense
Interest Income

	Year ended December 31,
	2020	2019	2018	2019 to 2020 Change	2018 to 2019 Change
	(in thousands)
Interest income	$1,628	$3,287	$939	(50)%	250%
2020 compared to 2019
Interest income was $1.6 million for the year ended December 31, 2020 compared to $3.3 million for the year ended December 31, 2019, a decrease of $1.7 million, or 50%. This decrease is due to a reduction in interest rates on our cash balances and investments portfolio.
2019 compared to 2018
Interest income was $3.3 million for the year ended December 31, 2019 compared to $0.9 million for the year ended December 31, 2018, an increase of $2.3 million, or 250%. This increase is due to interest income on the reinvestment of the proceeds raised from our initial public offering ("IPO") on May 17, 2019.

Interest Expense

	Year ended December 31,
	2020	2019	2018	2019 to 2020 Change	2018 to 2019 Change
	(in thousands)
Interest expense	$1,549	$5,236	$1,810	(70)%	189%
2020 compared to 2019
Interest expense was $1.5 million for the year ended December 31, 2020 compared to $5.2 million for the year ended December 31, 2019, a decrease of $3.7 million, or 70%. This decrease is primarily due to the early payment of the $20.0 million outstanding loan on our Credit Facility in June 2019 that caused the acceleration of the amortization of debt issuance costs, thereby increasing interest expense in the year ended December 31, 2019. This decrease is also due to a decrease in average outstanding debt in 2020 compared to 2019.
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

Other income (expense), net

	Year ended December 31,
	2020	2019	2018	2019 to 2020 Change	2018 to 2019 Change
	(in thousands)
Other expense, net	$279	$2,561	$741	(89)%	246%
2020 compared to 2019
Other expense, net was $0.3 million for the year ended December 31, 2020 compared to $2.6 million for the year ended December 31, 2019, a decrease in other expense, net of $2.3 million, or (89)%. This decrease is primarily due to mark-to-market adjustments for warrant liabilities prior to the conversion to additional paid in capital upon the IPO in 2019.
2019 compared to 2018
Other expense, net was $2.6 million for the year ended December 31, 2019 compared to $0.7 million for the year ended December 31, 2018, an increase of $1.8 million, or 246%. This increase is primarily due to mark-to-market adjustments for warrant liabilities prior to the conversion to additional paid in capital upon the IPO.

Income Tax Expense (Benefit)

	Year ended December 31,
	2020	2019	2018	2019 to 2020 Change	2018 to 2019 Change
	(in thousands)
Income tax expense (benefit)	$(11,480)	$492	$185	(2,433)%	166%

2020 compared to 2019

Income tax benefit was $11.5 million for the year ended December 31, 2020 compared to $0.5 million income tax expense for the year ended December 31, 2019, a decrease of $11.7 million or 2,433%. This decrease is primarily due to a tax benefit recognized related to the acquisition of Signal Sciences. Please refer to Note 12 — Income Taxes for further details.
2019 compared to 2018

Income tax expense was $0.5 million for the year ended December 31, 2019 compared to $0.2 million for the year ended December 31, 2018, an increase of $0.3 million or 166%. This increase is primarily due increase in taxes in our foreign jurisdictions.

Liquidity and Capital Resources
As of December 31, 2020, we had cash, cash equivalents, and marketable securities totaling $214.6 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits and money market funds held at major financial institutions and investment-grade commercial paper and corporate debt securities. As of December 31, 2020, our marketable securities balance includes $20.3 million of marketable securities classified as long term investments.

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

To date, we have financed our operations primarily through equity issuances, payments received from customers, the net proceeds we received through sales of equity securities, and borrowings under our credit facilities. Our principal uses of cash in recent periods have been funding our operations and capital expenditures. We also enter into finance leases to finance our infrastructure assets in co-location facilities that we directly lease and operate.
We believe that our cash and cash equivalents balances, our credit facilities, and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We have generated losses from operations in the past and expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

Cash Collateralized Revolving Credit Agreement

In November 2019, we entered into a Revolving Credit Agreement for an aggregate commitment amount of $70.0 million with a maturity date of November 3, 2022 (the "Revolver"). The amount of borrowings available under the Revolving Credit Agreement at any time were collateralized by our cash. The interest rate associated with each advance under the Revolving Credit Agreement was equal to the sum of LIBOR for the applicable interest period plus 1.50%, which was a per annum rate based on outstanding borrowings. The commitment fee was 0.20% per annum based on the average daily unused amount of the commitment amount. Interest payments on outstanding borrowings were due on the last day of each interest period and payments for the commitment fee were due at the end of each calendar quarter.

In November 2020, we terminated the Revolving Credit Agreement. Please refer to Note 9 — Debt Instruments for details on the subsequent termination of our Revolving Credit Agreement.

On January 28, 2021, we entered into an additional finance lease agreement with the equipment provider for $2.0 million in network equipment at an annual interest rate of 4.89% over a term of three years. The agreement provides for a bargain purchase price at the end of the term. The amortization of leased assets is included in depreciation and amortization expense.

On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million. The Credit Agreement bears interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% - 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% - 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter.

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Cash used in operating activities	$(19,916)	$(31,303)	$(16,985)
Cash used in investing activities	(275,023)	(87,678)	(47,107)
Cash provided by financing activities	272,739	168,148	69,637
Cash Flows from Operating Activities
For the year ended December 31, 2020, cash used in operating activities consisted primarily of our net loss of $95.9 million adjusted for non-cash items, including $20.0 million of depreciation and amortization, $5.1 million of amortization related to acquired intangibles, $64.4 million of stock-based compensation expense, $21.8 million of lease amortization expense, amortization of deferred contract costs of $3.5 million and bad debt expense of $1.7 million. This was partially offset by $13.0 million in tax benefits related to release of valuation allowance related to deferred taxes associated with the Signal Science acquisition. With respect to changes in operating assets and liabilities, there was a decrease in accounts receivable of $9.3 million, primarily due to increased collections due to the growth of our business and the timing of cash receipts from certain of our larger customers, and $22.7 million in prepaid expenses and other assets due to pre-payments for SaaS licenses. We also had $18.3 million of operating lease payments. This was partially offset by an increase of $22.0 million in accounts payable, accrued expenses, and other liabilities due to timing of payments.
For the year ended December 31, 2019, cash used in operating activities consisted primarily of our net loss of $51.6 million adjusted for non-cash items, including $16.6 million of depreciation and amortization, $12.1 million of stock-based compensation expense, $2.3 million of amortization of deferred contract costs, $0.7 million of amortization of deferred rent, an increase in the fair value of our common stock warrants of $2.4 million, and amortization of debt issuance costs of $1.9 million. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $12.8 million, primarily due to the growth of our business and the timing of cash receipts from certain of our larger customers, an increase in other long-term assets of $3.9 million due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, and an increase of $2.7 million in prepaid expenses and other assets due to pre-payments for SaaS licenses.
For the year ended December 31, 2018, cash used in operating activities consisted primarily of our net loss of $30.9 million adjusted for non-cash items, including $13.4 million of depreciation and amortization, $4.1 million of stock-based compensation expense, and an increase in our bad debt expense of $0.6 million. With respect to changes in operating assets and liabilities, accounts payable, accrued expenses, and other liabilities increased $4.7 million. This was partially offset by an increase in accounts receivable of $6.2 million and prepaid expenses and other assets of $2.3 million, primarily due to the growth of our business and the timing of cash receipts from certain of our larger customers, pre-payments for insurance, rent, and software licenses, as well as an increase in VAT receivable.

Cash Flows from Investing Activities
For the year ended December 31, 2020, cash used in investing activities was $275.0 million, primarily consisting of $269.1 million in purchases of marketable securities, $201.0 million of business acquisitions, net of cash acquired, $29.6 million of payments related to purchases of property and equipment to expand our network, $6.1 million of additions to capitalized internal-use software, and $1.8 million of purchases of intangible assets. This was offset by $232.0 million of maturities and sales of marketable securities.
For the year ended December 31, 2019, cash used in investing activities was $87.7 million, primarily consisting of $191.0 million in purchases of marketable securities, $14.6 million of payments related to purchases of property and equipment to expand our network, and $4.9 million of additions to capitalized internal-use software. This was offset by $123.4 million of maturities of marketable securities.
For the year ended December 31, 2018, cash used in investing activities was $47.1 million, primarily consisting of $62.7 million in purchases of marketable securities and $16.7 million of payments related to purchases of property and equipment to expand our network, offset by $35.2 million of maturities of marketable securities.

Cash Flows from Financing Activities
For the year ended December 31, 2020, cash provided by financing activities was $272.7 million, primarily consisting of $274.9 million in proceeds from our follow-on public offering, net of underwriting fees, $9.3 million in proceeds from the ESPP, and $15.3 million in proceeds from stock option exercises by our employees and directors. This was partially offset by $20.3 million of debt repayments, $5.8 million of finance lease liabilities repayments, and $0.7 million of payments of costs related to our follow-on public offering.
For the year ended December 31, 2019, cash provided by financing activities was $168.1 million, primarily consisting of $192.5 million in proceeds from our IPO, net of underwriting fees, $5.4 million in proceeds from the ESPP, $6.1 million in proceeds from stock option exercises by our employees and directors. This was partially offset by $29.1 million of net debt repayments, $5.5 million of payments of costs related to our IPO, and $1.4 million of finance lease liabilities repayments.
For the year ended December 31, 2018, cash provided by financing activities was $69.6 million, primarily consisting of $39.9 million of proceeds from our sales of Series F convertible preferred stock, net of issuance expenses, $28.3 million of net borrowings, $2.6 million in proceeds from stock option exercises by our employees, and $1.2 million of finance lease liabilities repayments.

Contractual Obligations and Other Commitments
The following table summarizes our non-cancelable contractual obligations as of December 31, 2020:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations(1)	$23,095	$27,716	$15,381	$9,888	$76,080
Purchase obligations(2)	35,685	23,903	—	—	59,588
Finance lease obligations(3)	12,115	15,368	—	—	27,483
Total	$70,895	$66,987	$15,381	$9,888	$163,151
__________

(1)     Operating lease obligations represent total future minimum rent payments under non-cancelable operating lease agreements, such as our facilities and colocation (i.e. data center) leases, net of sublease income of $1.2 million.
(2)    Purchase obligations represent total future minimum payments under contracts with our cloud infrastructure provider, network service providers, and other vendors. Purchase obligations exclude agreements that are cancellable without penalty. Our purchase obligations exclude our operating lease commitments associated with our colocation arrangements which have been separately disclosed under our operating lease commitments.
(3)    Finance lease obligations represents principal and interest payments under our networking equipment leases.

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
Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The processing and recording of certain revenue requires a manual process, and therefore we use a complex set of procedures to generate complete and accurate data to record its revenue transactions. We enter into contracts that can include various combinations of products and services, each of which are distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our estimate of the standalone selling price ("SSP") of each distinct good or service in the contract.
Judgment is required to determine the SSP for each distinct performance obligation. We analyze separate sales of our products and services as a basis for estimating the SSP of our products and services. We then use that SSP as the basis for allocating the transaction price when our product and services are sold together in a contract with multiple performance obligations. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information, such as geographic region and distribution channel, in determining the SSP.
The transaction price in a contract for usage-based services is typically equal to the minimum commit price in the contract less any discounts provided. The transaction price in a contract that does not contain usage-based services is equal to the total contract value. Because our typical contracts represent distinct services delivered over time with the same pattern of transfer to the customer, usage-based consideration primarily related to actual consumption over the minimum commit levels is allocated to the period to which it relates. The amount of consideration recognized for usage above the minimum commit price is limited to the amount we expect to be entitled to receive in exchange for providing services. We have elected to apply the practical expedient for estimating and disclosing the variable consideration when variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation from our remaining performance obligations under these contracts.

Performance obligations represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by us. These obligations can be content delivery, security, subscription services, professional services, support, edge cloud platform services, and others. Accordingly, our revenue is recognized over time, consistent with the pattern of benefit provided to the customer over the term of the agreement.
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
Stock-Based Compensation

We account for stock-based employee compensation plans under the fair value recognition and measurement provisions, which require all stock-based payments, including grants of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), performance stock awards ("PSUs") and shares issued under our Employee Stock Purchase Plan ("ESPP") to be measured based on the grant-date fair value of the award and recognized as expense over the requisite service period, which is generally the vesting period of the respective award. We account for forfeitures as they occur.
The fair value of RSUs and RSAs granted to our employees and directors is based on the grant date fair value. The fair value of PSUs granted to our employees is based on the fair value determined when the performance metrics were set. The fair value of stock options granted to our employees and directors, and of the shares to be issued under our ESPP are based on the Black-Scholes option-pricing model. The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying stock price on the grant date, as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, the expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends:
These assumptions and estimates are as follows:
•Fair Value of Common Stock. We use the market closing price of our Class A common stock, as reported on the New York Stock Exchange, for the fair value. Prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards are approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of Common Stock; (ii) the rights and preferences of Series Preferred relative to Common Stock; (iii) the lack of marketability of Common Stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions.
•Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms, and contractual lives of the options. The expected term was estimated using the simplified method allowed under Securities and Exchange Commission (SEC) guidance.
•Volatility. Since we do not have a long trading history of our common stock, the expected volatility is determined based on the historical stock volatilities of its comparable companies. Comparable companies consist of public companies in our industry, which are similar in size, stage of life cycle, and financial leverage. We intend to continue to apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.
•Risk-free Interest Rate. The risk-free interest rate used in the Black-Scholes option pricing model is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to that of the options for each expected term.

•Dividend Yield. The expected dividend assumption is based on our current expectations of our anticipated dividend policy. We have no history of paying any dividends and therefore used an expected dividend yield of zero.
Valuation of Goodwill and Other Acquired Intangible Assets in Business Combination

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to future expected cash flows from acquired developed technologies; the acquired company’s trade name, existing customer relationships and backlog. These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. Additionally, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.
The authoritative guidance allows a measurement period of up to one year from the date of acquisition to make adjustments to the preliminary allocation of the purchase price. As a result, during the measurement period we may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to the Consolidated Statement of Operations.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. We determined that we operate as one reporting unit and we perform our annual impairment test of goodwill as of October 31 and whenever events or circumstances indicate that the asset might be impaired.

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

Leases

We lease office space and data centers ("Colocation leases") under non-cancelable operating leases with various expiration dates through 2027. We also lease server equipment under non-cancelable operating finance leases with various expiration dates through 2024. We determine if an arrangement contains a lease at inception.

Operating lease right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in our operating leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives.

Certain of the operating lease agreements contain rent concession, rent escalation, and option to renew provisions. Rent concession and rent escalation provisions are considered in determining the single lease cost to be recorded over the lease term. Single lease cost is recognized on a straight-line basis over the lease term commencing on the date we have the right to use the leased property. The lease terms may include options to extend or terminate the lease. We generally use the base, non-cancelable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that the option will be exercised. Our lease agreements may contain variable costs such as common area maintenance, operating expenses or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants.

We lease networking equipment from a third party, through equipment finance leases. These leases include a bargain purchase option, resulting in a full transfer of ownership at the completion of the lease term.

Operating leases are reflected in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, finance lease liabilities, and finance lease liabilities, non-current on our consolidated balance sheets.

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

Please refer to Note 10—Commitments and Contingencies for discussion around our legal proceedings.

We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with U.S. GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $6.3 million as of December 31, 2020. These estimates are based on several key assumptions, including the taxability of our products, the jurisdictions in which we believe we have nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

Recent Accounting Pronouncements

Please refer to Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $214.6 million, as of December 31, 2020, which consisted of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
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

FASTLY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fastly, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fastly, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2020 due to adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Signal Science – Refer to Notes 2 and 5 to the Financial Statements.

Critical Audit Matter Description

On October 01, 2020, the Company completed the acquisition of Signal Sciences. The Company accounted for this acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including developed technology of $49.5 million and customer relationships of $69.1 million related to Signal Sciences.

We identified the valuation of the developed technology and customer relationships acquired from Signal Sciences to be a critical audit matter due to the significant judgments made by management to estimate its fair value, particularly the estimates and assumptions related to the forecast of future revenue and the selection of the royalty rate and discount rate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast of future revenue and the selection of the royalty rate and discount rate for the valuation of the developed technology and customer relationships included the following, among others:

•We tested the effectiveness of controls over the valuation of developed technology and customer relationships, including management’s controls over the forecast of future revenue and the selection of the royalty rate and discount rate.

•We evaluated the reasonableness of the forecast of future revenue by comparing the Company’s forecast to (i) the acquired entity’s historical results, (ii) actual results of competitors at similar stages of development, and (iii) certain industry data.

•We performed inquiries with appropriate individuals within the Company’s operations, engineering and finance departments regarding the forecast of future revenue.

•We tested the mathematical accuracy of the calculation.

•We evaluated whether the forecasts of future revenue were consistent with evidence obtained in other areas of the audit.

•With the assistance of our fair value specialists, we evaluated the fair value estimates for developed technology and customer relationships, including developing a range of independent royalty rate and discount rate estimates and comparing those to the royalty and discount rates selected by management, and evaluating whether the fair value model being used is appropriate considering the Company’s circumstances and valuation premise identified.

Revenue – Refer to Note 3 to the financial statements

Critical Audit Matter Description

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The processing and recording of certain revenue requires a manual process, and therefore the Company uses a complex set of procedures to generate complete and accurate data to record its revenue transactions. For the year ended December 31, 2020, total revenue was $290.9 million, which includes the manually processed revenue.

We identified manually processed revenue as a critical audit matter as the Company has a significant volume of manually processed revenue and a complex set of manual procedures to generate complete and accurate data to process and record revenue. This required an increased extent of effort to audit these manually processed revenue transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to manually processed revenue included the following, among others:

•We tested the effectiveness of controls over the recognition of manually processed revenue.

•We obtained an understanding of the nature of the manually processed revenue through inquiry with the Company personnel responsible for the invoice as well as review of the contract with the customer.

•For a sample of manually processed revenue transactions, we recalculated the manually processed revenue and evaluated the accuracy of the data used in our recalculation of manually processed revenue by comparing key attributes utilized in our recalculation to source information and documents, including usage, bandwidth, and other services provided. We compared our recalculation of manually processed revenue transactions to the Company’s recorded revenue and evaluated any differences.

/s/ Deloitte & Touche LLP
San Francisco, California
March 1, 2021

We have served as the Company's auditor since 2014.

FASTLY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$62,900	$16,142
Marketable securities	131,283	114,967
Accounts receivable, net of allowance for credit losses of $3,248 and allowance for doubtful accounts of $1,816 as of December 31, 2020 and December 31, 2019, respectively	50,258	37,136
Restricted cash	87	70,087
Prepaid expenses and other current assets	16,728	10,991
Total current assets	261,256	249,323
Property and equipment, net	95,979	60,037
Operating lease right-of-use assets, net	60,019	—
Goodwill	635,590	372
Intangible assets, net	121,742	1,125
Other assets	45,365	10,112
Total assets	$1,219,951	$320,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,150	$4,602
Accrued expenses	34,334	19,878
Finance lease liabilities	11,033	4,472
Operating lease liabilities, current	19,895	—
Other current liabilities	19,677	8,169
Total current liabilities	94,089	37,121
Long-term debt, less current portion	—	20,081
Finance lease liabilities, noncurrent	14,707	5,077
Operating lease liabilities, noncurrent	44,890	—
Other long-term liabilities	4,400	1,038
Total liabilities	158,086	63,317
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and Class B common stock, $0.00002 par value; 1,094,129,050 and 1,094,129,050 shares authorized as of December 31, 2020 and 2019, respectively; 113,623,196 and 94,817,715 shares issued and outstanding at December 31, 2020 and 2019, respectively	2	2
Additional paid-in capital	1,350,050	449,463
Accumulated other comprehensive income	6	196
Accumulated deficit	(288,193)	(192,009)
Total stockholders’ equity	1,061,865	257,652
Total liabilities and stockholders’ equity	$1,219,951	$320,969

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Revenue	$290,874	$200,462	$144,563
Cost of revenue	120,007	88,322	65,499
Gross profit	170,867	112,140	79,064
Operating expenses:
Research and development	74,814	46,492	34,618
Sales and marketing	101,181	71,097	50,134
General and administrative	102,084	41,099	23,450
Total operating expenses	278,079	158,688	108,202
Loss from operations	(107,212)	(46,548)	(29,138)
Interest income	1,628	3,287	939
Interest expense	(1,549)	(5,236)	(1,810)
Other income (expense), net	(279)	(2,561)	(741)
Loss before income tax expense (benefit)	(107,412)	(51,058)	(30,750)
Income tax expense (benefit)	(11,480)	492	185
Net loss	$(95,932)	$(51,550)	$(30,935)
Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	$(0.75)	$(1.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	103,552	68,350	24,376

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2020	2019	2018
Net loss	$(95,932)	$(51,550)	$(30,935)
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(135)	$111	$(1)
Gain (loss) on investments in available-for-sale-securities	(55)	121	(11)
Total other comprehensive income (loss)	$(190)	$232	$(12)
Comprehensive loss	$(96,122)	$(51,318)	$(30,947)

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Convertible Preferred Shares		Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	49,718,084	$179,705	—	$—	23,879,074	$1	$10,377	$(2,109)	$(24)	$(115,251)	$(107,006)
Exercise of stock options	—	—	—	—	1,005,839	—	1,561	—	—	—	1,561
Vesting of early exercised stock options	—	—	—	—	119,737	—	337	—	—	—	337
Stock-based compensation	—	—	—	—	—	—	4,079	—	—	—	4,079
Issuance of Series F Preferred Stock, net of issuance costs of $121	3,912,129	39,879	—	—	—	—	—	—	—	—	—
Repayment of shareholder note	—	—	—	—	21,186	—	50	—	—	—	50
Net loss	—	—	—	—	—	—	—	—	—	(30,935)	(30,935)
Other comprehensive loss	—	—	—	—	—	—	—	—	(12)	—	(12)
Balance as of December 31, 2018	53,630,213	$219,584	—	—	25,025,836	1	$16,403	$(2,109)	$(36)	$(146,186)	$(131,927)
Impact of change in accounting policy	—	—	—	—	—	—	—	—	—	5,727	5,727
Conversion of convertible preferred stock to Class B common stock	(53,630,213)	(219,584)	—	—	53,630,213	1	219,583	—	—	—	219,584
Conversion of convertible preferred stock warrants to Class B common stock warrants	—	—	—	—	—	—	5,665	—	—	—	5,665
Conversion of Class B common stock to Class A common stock	—	—	46,422,400	1	(46,422,400)	(1)	—	—	—	—	—
Issuance of Class A common stock in connection with the IPO, net of underwriting discounts	—	—	12,937,500	—	—	—	186,912	—	—	—	186,912
Exercise of stock options	—	—	1,289,600	—	1,211,230	—	5,579	—	—	—	5,579
Exercise of common stock warrants	—	—	—	—	224,102	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	162,101	—	620	—	—	—	620
Issuance of common stock under ESPP	—	—	305,194	—	—	—	4,150	—	—	—	4,150
Stock-based compensation	—	—	—	—	—	—	12,586	—	—	—	12,586
Repayment of shareholder note	—	—	—	—	31,939	—	74	—	—	—	74
Retirement of treasury stock	—	—	—	—	—	—	(2,109)	2,109	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(51,550)	(51,550)
Other comprehensive income	—	—	—	—	—	—	—	—	232	—	232
Balance as of December 31, 2019	—	$—	60,954,694	$1	33,863,021	$1	$449,463	$—	$196	$(192,009)	$257,652

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(in thousands, except share amounts)

	Common Stock—Class A		Common Stock—Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	60,954,694	$1	33,863,021	$1	$449,463	$196	$(192,009)	$257,652
Change in accounting policy	—	—	—	—	—	—	(252)	(252)
Issuance of Class A common stock issued in connection with the follow-on public offering, net of underwriting discounts	6,900,000	—	—	—	274,177	—	—	274,177
Shares issued related to a business combination (Note 5)	6,367,709	—	—	—	622,595	—	—	622,595
Value of equity awards assumed in a business combination (Note 5)	—	—	—	—	1,129	—	—	1,129
Restriction of stock awards (Note 5)	(896,499)	—	—	—	(87,714)	—	—	(87,714)
Vesting of restricted stock awards	112,062	—	—	—	—	—	—	—
Exercise of stock options	4,360,205	—	—	—	15,273	—	—	15,273
Exercise of common stock warrants	—	—	144,635	—	—	—	—	—
Vesting of early exercised stock options	—	—	108,918	—	467	—	—	467
Vesting of restricted stock units	1,377,239	—	—	—	—	—	—	—
Issuance of common stock under ESPP	331,212	—	—	—	8,193	—	—	8,193
Stock-based compensation	—	—	—	—	66,467	—	—	66,467
Conversion of Class B common stock to Class A common stock	23,887,874	—	(23,887,874)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(95,932)	(95,932)
Other comprehensive loss	—	—	—	—	$—	(190)	—	(190)
Balance as of December 31, 2020	103,394,496	$1	10,228,700	$1	$1,350,050	$6	$(288,193)	$1,061,865

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(95,932)	$(51,550)	$(30,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,979	16,553	13,400
Amortization of acquired intangibles	5,078	—	—
Amortization of right-of-use assets and other	21,765	—	—
Amortization of deferred rent	—	(711)	(340)
Amortization of debt issuance costs	219	1,909	—
Amortization of deferred contract costs	3,516	2,294	—
Stock-based compensation	64,433	12,145	4,079
Provision for credit losses and doubtful accounts	1,719	360	599
Change in fair value of preferred stock warrant liabilities	—	2,404	606
Other adjustments	624	(591)	(354)
Interest paid on capital leases	(688)	(364)	(203)
Loss on disposals of property and equipment	653	108	—
Tax benefit related to release of valuation allowance	(12,950)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(9,264)	(12,767)	(6,234)
Prepaid expenses and other current assets	(5,550)	(2,666)	(2,325)
Other assets	(17,162)	(3,945)	10
Accounts payable	4,059	2,391	(372)
Accrued expenses	12,992	4,401	3,902
Operating lease liabilities	(18,264)	—	—
Other liabilities	4,857	(1,274)	1,182
Net cash used in operating activities	(19,916)	(31,303)	(16,985)
Cash flows from investing activities:
Purchases of marketable securities	(269,059)	(190,980)	(62,660)
Sales of marketable securities	143,241	52,589	—
Maturities of marketable securities	88,719	70,813	35,210
Acquisition of business, net of cash acquired	(200,988)	—	—
Proceeds from sale of property and equipment	575	—	—
Purchases of property and equipment	(29,569)	(14,609)	(16,702)
Capitalized internal-use software	(6,131)	(4,856)	(2,955)
Purchases of intangible assets	(1,811)	(635)	—
Net cash used in investing activities	(275,023)	(87,678)	(47,107)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting fees	—	192,510	—
Payments of costs related to initial public offering	—	(5,469)	—
Proceeds from follow-on public offering, net of underwriting fees	274,896	—	—
Payments of costs related to follow-on public offering	(675)	—	—
Proceeds from borrowings under notes payable	—	20,300	29,411
Payments of debt issuance costs	—	(231)	(257)
Repayments of notes payable	(20,300)	(49,167)	(833)
Repayments of finance lease liabilities	(5,773)	(1,370)	(1,215)
Proceeds from Series F financing	—	—	40,000
Series F issuance costs	—	—	(121)
Proceeds from Employee Stock Purchase Plan	9,318	5,402	—
Proceeds from exercise of vested stock options	15,273	5,579	1,561
Proceeds from early exercise of stock options	—	520	1,054
Proceeds from payment of stockholder note	—	74	50
Repurchase of early exercised shares	—	—	(13)
Net cash provided by financing activities	272,739	168,148	69,637
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(149)	99	22
Net increase (decrease) in cash, cash equivalents, and restricted cash	(22,349)	49,266	5,567
Cash, cash equivalents, and restricted cash at beginning of period	86,229	36,963	31,396
Cash, cash equivalents, and restricted cash at end of period	$63,880	$86,229	$36,963

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)

	Year ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,590	$5,422	$1,833
Cash paid for income taxes, net of refunds received	$1,219	$361	$55
Property and equipment additions not yet paid in cash	$3,184	$7,071	$133
Vesting of early-exercised stock options	$467	$620	$337
Capital lease outstanding from current year addition	$—	$7,380	$429
Warrant issued in connection with debt	$—	$—	$1,639
Change in other assets from change in accounting principle	$—	$5,727	$—
Conversion of convertible preferred stock warrants to convertible common stock warrants	$—	$5,665	$—
Cashless exercise of common stock warrants	$1,557	$1,036	$—
Costs related to initial public offering, accrued but not yet paid	$—	$130	$—
Stock-based compensation capitalized to internal-use software	$2,034	$441	$—
Assets obtained in exchange for operating lease obligations	$23,827	$—	$—
Assets obtained in exchange for finance lease obligations	$22,541	$—	$—
Value of common stock issued and stock awards assumed in a business combination	$536,432	$—	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$62,900	$16,142	$36,963
Restricted cash	87	70,087	—
Restricted cash included in other assets	893	—	—
Total cash, cash equivalents, and restricted cash	$63,880	$86,229	$36,963

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. Our edge network spans across 56 markets, as of December 31, 2020. We were incorporated in Delaware in 2011 and are headquartered in San Francisco, California.
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
Immediately upon the closing of the IPO, all shares of convertible preferred stock then outstanding were converted into 53,630,213 shares of Class B common stock on a one-to-one basis. Prior to the IPO, we had seven outstanding series of convertible preferred stock each with a par value of $0.00002 per share, convertible at the option of the holder, that was classified as temporary equity on our consolidated balance sheet. On May 17, 2019, immediately upon closing of the IPO, our convertible preferred stock was automatically converted to shares of our Class B common stock. As of both December 31, 2019 and 2020, we had zero convertible preferred stock issued or outstanding.
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
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting. Such reclassifications did not affect total revenues, operating income, or net income. We have made certain presentation changes to distinguish and disclose as a separate line item, the non-cash amortization expense of our deferred contract costs balance from other assets within operating cash flows in the Consolidated Statements of Cash Flows. With the adoption of the new leasing standard Accounting Standards Codification No. 842, Leases ("ASC 842"), we have also made certain presentation changes to distinguish and disclose as separate line items, our current and noncurrent finance leases liabilities from our current and noncurrent debt amounts in the Consolidated Balance Sheets.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of our consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results and outcomes could differ significantly from our estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, fair value of assets acquired and liabilities assumed for business combinations, useful lives and realizability of long-lived assets, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
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
Cash, Cash Equivalents and Marketable Securities
We invest our excess cash primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. We classify all liquid investments with stated maturities of three months or less from date of purchase as cash equivalents. Marketable securities with original maturities greater than three months from purchase date and remaining maturities less than one year are classified as short-term marketable securities. Marketable securities with remaining maturities greater than one year as of the balance sheet date and which we intend to hold for greater than one year, are classified as long-term marketable securities. The fair market value of cash equivalents at December 31, 2020 and 2019 approximated their carrying value. Cost of securities sold is based on specific identification. We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale. After considering our capital preservation objectives, as well as our liquidity requirements, we may sell securities prior to their stated maturities. We carry our available-for-sale securities at fair value, and report the unrealized gains and losses as a component of other comprehensive loss, except for unrealized losses determined to be other-than-temporary which are recorded as other expense, net. We determine any realized gains or losses on the sale of marketable securities on a specific identification method and record such gains and losses as a component of other expense, net. Interest earned on cash, cash equivalents, and marketable securities was approximately $1.4 million and $3.1 million during the years ended December 31, 2020 and 2019, respectively. These balances are recorded in interest income in the accompanying Consolidated Statement of Operations and Comprehensive Loss.
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

Restricted Cash
As of December 31, 2019, we had recorded a restricted cash balance of approximately $70.1 million on the accompanying Consolidated Balance Sheet. This restricted cash balance primarily consisted of cash deposited and held in money market funds as collateral underlying the Cash Collateralized Revolving Credit Agreement ("Revolving Credit Agreement") entered into on November 4, 2019. Interest income earned on restricted cash was approximately $0.2 million and $0.1 million during the years ended December 31, 2020 and 2019, respectively. These balances were recorded in interest income in the accompanying Consolidated Statement of Operations and Comprehensive Loss. In November 2020, we terminated the Revolving Credit Agreement in accordance with its terms. In connection with the termination of the Revolving Credit Agreement, we repaid the then outstanding aggregate principal amount and the associated restrictions on the collateralized cash of $70.0 million was also released, accordingly.
As of December 31, 2020, our remaining restricted cash balance was $1.0 million, of which $0.9 million consists of letters of credit related to its lease arrangements that is collateralized by restricted cash which is classified under other assets.
Accounts Receivable, net
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We determine our trade accounts receivable allowances in line with the current expected credit losses model, based upon the assessment of various factors, such as: historical experience, credit quality of our customers, age of the accounts receivable balances, geographic related risks, economic conditions, and other factors that may affect a customer's ability to pay. Increases and decreases in the allowance for doubtful accounts are included as a component of General and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. We do not have any off-balance sheet credit exposure related to our customers.
Incremental Costs to Obtain a Contract with a Customer
We capitalize incremental costs associated with obtaining customer contracts, specifically certain commission payments. We pay commissions based on contract value upon signing a new arrangement with a customer and upon renewal and upgrades of existing contracts with customers only if the renewal and upgrades result in an incremental increase in contract value. To the extent that renewals and upgrades do not result in an increase in contract value, no additional commissions are paid. These costs are deferred on our Consolidated Balance Sheets and amortized over the expected period of benefit on a straight-line basis. We also incur commission expense on an ongoing basis based upon revenue recognized. In these cases, no incremental costs are deferred, as the commissions are earned and expensed in the same period for which the associated revenue is recognized. Based on the nature of our unique technology and services, and the rate at which we continually enhance and update our technology, the expected life of the customer arrangement is determined to be approximately five years. Commissions for new arrangements and renewals are both amortized over five years. Amortization is primarily included in sales and marketing expense in the consolidated statements of income. The current portion of deferred commission and incentive payments is included in prepaid expenses and other current assets, and the long-term portion is included in other assets on our Consolidated Balance Sheets.

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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. No customer accounted for more than 10% of revenue for the years ended December 31, 2020 and 2019. One customer accounted for 10% of the total accounts receivable balance as of December 31, 2020. No customer accounted for more than 10% of the total accounts receivable balance as of December 31, 2019.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and debt. Cash equivalents and marketable securities, accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The carrying amount of our debt approximates fair value as the stated interest rate approximates market rates currently available to us.
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
Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in other expense, net in the Consolidated Statements of Operations. Repairs and maintenance costs are expensed as incurred.
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
Business Combinations
We account for our acquisitions using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to future expected cash flows from acquired developed technologies; the acquired company’s trade name, existing customer relationships and backlog. These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. Additionally, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.
The authoritative guidance allows a measurement period of up to one year from the date of acquisition to make adjustments to the preliminary allocation of the purchase price. As a result, during the measurement period we may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to the Consolidated Statement of Operations.
Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. We determined that we operate as one reporting unit and we perform our annual impairment test of goodwill as of October 31 and whenever events or circumstances indicate that the asset might be impaired. We did not record any impairment to goodwill during the years ended December 31, 2020, 2019, and 2018.

Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. We determine the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at cost, not amortized, and reviewed for impairment at least annually.

The useful lives of our intangible assets are as follows:

Customer relationships	8 years
Developed technology	5 years
Trade names	3 years
Backlog	2 years
Domain names	3 years
Internet protocol addresses	10 years
IPR&D	Indefinite

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

Leases

We lease office space and data centers ("Colocation leases") under non-cancelable operating leases with various expiration dates through 2027. We also lease server equipment under non-cancelable operating finance leases with various expiration dates through 2024. We determine if an arrangement contains a lease at inception.

Operating lease right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in our operating leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives.

Certain of the operating lease agreements contain rent concession, rent escalation, and option to renew provisions. Rent concession and rent escalation provisions are considered in determining the single lease cost to be recorded over the lease term. Single lease cost is recognized on a straight-line basis over the lease term commencing on the date we have the right to use the leased property. The lease terms may include options to extend or terminate the lease. We generally use the base, non-cancelable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that the option will be exercised. Our lease agreements may contain variable costs such as common area maintenance, operating expenses or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants.

We lease networking equipment from a third party, through equipment finance leases. These leases include a bargain purchase option, resulting in a full transfer of ownership at the completion of the lease term.

Operating leases are reflected in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, finance lease liabilities, and finance lease liabilities, non-current on our consolidated balance sheets.

Convertible Preferred Stock Warrant Liabilities

Prior to our IPO, we recorded our warrants to purchase convertible preferred stock as a liability on the Consolidated Balance Sheets at fair value upon issuance because the warrants were exercisable for contingently redeemable preferred stock which was classified outside of stockholders' deficit. The liability associated with these warrants was subject to remeasurement at each balance sheet date, with changes in fair value recorded in the Consolidated Statement of Operations and Comprehensive Loss as other expense, net. Immediately upon closing of the IPO, our warrants to purchase convertible preferred stock were automatically converted to warrants to purchase an equal number of shares of our Class B common stock. As a result, the warrant was remeasured a final time, immediately prior to the closing of the IPO, and reclassified to additional paid-in capital within stockholders' equity. Changes in the fair value were recorded within other expense, net on the Consolidated Statement of Operations.

Revenue Recognition
Refer to Note 3, "Revenues" in the Notes to Consolidated Financial Statements for our Revenue Recognition policy.

Cost of Revenue
Cost of revenue consists primarily of fees paid to network providers for bandwidth and to third-party network data centers for housing servers, also known as colocation costs. Cost of revenue also includes employee costs for network operation, build-out and support and services delivery, network storage costs, cost of managed services and software-as-a-service, depreciation of network equipment used to deliver our services, and amortization of network-related internal-use software. We enter into contracts for bandwidth with third-party network providers with terms of typically one year. These contracts generally commit us to pay minimum monthly fees plus additional fees for bandwidth usage above the committed level. We enter into contracts for colocation services with third-party providers with terms of typically three years.

Research and Development Costs
Research and development costs consist of primarily payroll and related personnel costs for the design, development, deployment, testing, and enhancement of our edge cloud platform. Costs incurred in the development of our edge cloud platform are expensed as incurred, excluding those expenses which met the criteria for development of internal-use software.
Advertising Expense
We recognize advertising expense as incurred. We recognized total advertising expense of approximately $3.8 million, $1.4 million, and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Accounting for Stock-Based Compensation
We account for stock-based employee compensation plans under the fair value recognition and measurement provisions, which require all stock-based payments, including grants of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), performance stock awards ("PSUs") and shares issued under our Employee Stock Purchase Plan ("ESPP") to be measured based on the grant-date fair value of the award and recognized as expense over the requisite service period, which is generally the vesting period of the respective award. We account for forfeitures as they occur.
The fair value of RSUs and RSAs granted to our employees and directors is based on the grant date fair value. The fair value of PSUs granted to our employees is based on the fair value determined when the performance metrics were set. The fair value of stock options granted to our employees and directors, and of the shares to be issued under our ESPP are based on the Black-Scholes option-pricing model. The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying stock price on the grant date, as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, the expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends:
These assumptions and estimates are as follows:
•Fair Value of Common Stock. We use the market closing price of our Class A common stock, as reported on the New York Stock Exchange, for the fair value. Prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards are approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of Common Stock; (ii) the rights and preferences of Series Preferred relative to Common Stock; (iii) the lack of marketability of Common Stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions.
•Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms, and contractual lives of the options. The expected term was estimated using the simplified method allowed under Securities and Exchange Commission (SEC) guidance.
•Volatility. Since we do not have a long trading history of our common stock, the expected volatility is determined based on the historical stock volatilities of its comparable companies. Comparable companies consist of public companies in our industry, which are similar in size, stage of life cycle, and financial leverage. We intend to continue to apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.
•Risk-free Interest Rate. The risk-free interest rate used in the Black-Scholes option pricing model is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to that of the options for each expected term.
•Dividend Yield. The expected dividend assumption is based on our current expectations of our anticipated dividend policy. We have no history of paying any dividends and therefore used an expected dividend yield of zero.

Foreign Currency Translation
Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Our non-U.S. subsidiaries have either the British pound or the Japanese yen as the functional currency. For operations outside the United States that have functional currencies other than the U.S. dollar, the assets and liabilities of our subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenue and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss, a separate component of stockholders’ equity. Gains and losses on intercompany and other non-functional currency transactions are recorded in other income (expense), net.
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
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for multiple classes of common stock and participating securities. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We do not consider the restricted stock awards, and common stock issued upon early exercise of stock options as participating securities. Prior to the IPO, our participating securities also included convertible preferred stock. The holders of convertible preferred stock did not have a contractual obligation to share in our losses, as a result net losses were not allocated to these participating securities. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options and redeemable convertible preferred stock. As we have reported losses for the all period presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

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
We adopted the standard on December 31, 2020, presenting the initial application of ASC 842 beginning on January 1, 2020 (i.e. adoption effective date), using the modified retrospective approach and has elected to use the optional transition method which allows us to apply the guidance of ASC 840, including disclosure requirements, in the comparative periods presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification related to agreements entered prior to adoption. We have also elected the: (i) short-term lease recognition exemption for all leases that qualify, whereby we will not recognize right-of-use ("ROU" assets or lease liabilities for existing short-term leases of those assets in transition; (ii) practical expedient to not separate lease and non-lease components for all of our leases; and (iii) use hindsight in determining the lease term, assessing the likelihood that a lease purchase option will be exercised and in assessing the impairment of right-of-use assets.

For operating leases, we recognized $54.7 million of ROU assets and $56.3 million of lease obligations, which represents the present value of the lease payments discounted using our incremental borrowing rate ("IBR"). The accounting for finance leases remained unchanged as compared to ASC 840. The cumulative impact of transition to retained earnings, recorded as of the adoption date, was not material. The cumulative effect adjustment recorded to accumulated deficit as of the adoption date was not material. The adoption of ASC 842 did not materially impact our consolidated statements of operations or cash flows.

In June 2016, FASB issued new guidance, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. We adopted the standard on December 31, 2020, presenting the initial application of ASC 842 beginning on January 1, 2020 (i.e. adoption effective date). The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement ("ASU 2018-15"). This guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. We adopted the standard on December 31, 2020, presenting the initial application of ASC 842 beginning on January 1, 2020 (i.e. adoption effective date). The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards
On December 18, 2019, the FASB released ASU 2019-12 which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. The standard is effective for public companies on the first interim period within the annual period beginning after December 15, 2020. We expect to adopt this standard on January 1, 2021 for our fiscal year 2021 audited financial statements. We are currently evaluating the potential impact of this guidance on our consolidated financial statements and related disclosures and do not expect the adoption to have a material impact on our consolidated financial statements.

3.     Revenue
Revenue recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The processing and recording of certain revenue requires a manual process, and therefore we use a complex set of procedures to generate complete and accurate data to record its revenue transactions. We enter into contracts that can include various combinations of products and services, each of which are distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our estimate of the standalone selling price ("SSP") of each distinct good or service in the contract.
Judgment is required to determine the SSP for each distinct performance obligation. We analyze separate sales of our products and services as a basis for estimating the SSP of our products and services. We then use that SSP as the basis for allocating the transaction price when our product and services are sold together in a contract with multiple performance obligations. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information, such as geographic region and distribution channel, in determining the SSP.
The transaction price in a contract for usage-based services is typically equal to the minimum commit price in the contract less any discounts provided. The transaction price in a contract that does not contain usage-based services is equal to the total contract value. Because our typical contracts represent distinct services delivered over time with the same pattern of transfer to the customer, usage-based consideration primarily related to actual consumption over the minimum commit levels is allocated to the period to which it relates. The amount of consideration recognized for usage above the minimum commit price is limited to the amount we expect to be entitled to receive in exchange for providing services. We have elected to apply the practical expedient for estimating and disclosing the variable consideration when variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation from our remaining performance obligations under these contracts.
Performance obligations represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by us. These obligations can be content delivery, security, subscription services, professional services, support, edge cloud platform services, and others. Accordingly, our revenue is recognized over time, consistent with the pattern of benefit provided to the customer over the term of the agreement.
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
Nature of products and services
We primarily derive revenue from the sale of services to customers executing contracts in which the standard contract term is one year, although terms may vary by contract. Most of our contracts are non-cancelable over the contractual term. The majority of our contracts commit the customer to a minimum monthly level of usage and specify the rate at which the customer must pay for actual usage above the monthly minimum. Beginning in the fourth quarter of 2020, we also offer subscriptions to access a unified security web application and application programming interface at a fixed rate.
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for the years ended December 31, 2020, 2019 and 2018.
The following table presents our net revenue by geographic region:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
United States	$196,538	$142,842	$110,811
Asia Pacific	44,060	18,806	7,194
Europe	32,768	27,595	21,529
All other countries	17,508	11,219	5,029
Total revenue	$290,874	$200,462	$144,563
The majority of our revenue is derived from enterprise customers, which are defined as customers with revenue in excess of $100,000 over the previous 12-month period. The following table presents our net revenue for enterprise and non-enterprise customers:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Enterprise customers	$256,483	$174,926	$121,639
Non-enterprise customers	34,391	25,536	22,924
Total revenue	$290,874	$200,462	$144,563
Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. We have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue is recognized subsequent to invoicing.
Deferred revenue includes amounts collected from customers for which revenue has not been recognized and consists of the unearned portions of security subscriptions, professional services and edge cloud platform usage. Our payment terms and conditions vary by contract type. Payment terms on invoiced amounts are typically 15 to 45 days.
The following tables present our contract assets, contract liabilities, and certain information related to these balances as of and for the year ended December 31, 2020:

	As of December 31, 2020	As of December 31, 2019
	(in thousands)
Contract assets	$387	$271
Contract liabilities	$18,020	$317
The contract liabilities balance as of December 31, 2020, includes $14.6 million of deferred revenue assumed on October 1, 2020 related to the Signal Sciences acquisition. Please refer to Note 5 — Business Combinations for further details regarding the acquisition.
The following table presents the revenue recognized during the years ended December 31, 2020 and 2019 from amounts included in the contract liability at the beginning of the period:

	Year ended December 31, 2020	Year ended December 31, 2019
	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$310	$1,539
Remaining performance obligations
As of December 31, 2020, we had $155.3 million of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods, respectively. We apply the practical expedient of ASC 606, which gives us the optional exemption from disclosing certain information about our remaining performance obligations for our service contracts for which the original contract duration is one year or less, such as the aggregate transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. The typical contract term is one year, although terms may vary by contract. We expect to recognize 71% of this balance over the next 12 months and the remainder within the following year.
Costs to obtain a contract
As of December 31, 2020 and December 31, 2019, our costs to obtain contracts were as follows:

	As of December 31, 2020	As of December 31, 2019
	(in thousands)
Deferred contract costs	$19,332	$6,804

During the years ended December 31, 2020 and 2019, we recognized $3.5 million and $2.3 million of amortization related to deferred contract costs. These costs are recorded within the sales and marketing line item on the accompanying Consolidated Statements of Operations.

4.     Investments and Fair Value Measurements
Our total cash, cash equivalents and marketable securities consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents:
Cash	$21,273	$11,623
Money market funds	36,629	2,020
U.S. Treasury securities	—	—
Commercial paper	4,998	2,499
Total cash and cash equivalents	$62,900	$16,142
Marketable securities:
Corporate notes and bonds	$14,314	$17,470
Commercial paper	41,445	5,481
U.S. Treasury securities	75,524	78,160
Asset-backed securities	—	13,856
Total short-term marketable securities	$131,283	$114,967
U.S. Treasury securities	20,448	—
Total long-term marketable securities	20,448	$—
Total marketable securities	$151,731	$114,967

Our long-term marketable securities have remaining maturities that are greater than one year as of the balance sheet date and which we intend to hold for more than one year. These amounts are included within the other assets line on our Consolidated Balance Sheet.
Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$14,297	$17	$—	$14,314
Commercial paper	41,445	—	—	41,445
U.S. Treasury securities	95,884	93	(5)	95,972
Asset-backed securities	—	—	—	—
Total available-for-sale investments	$151,626	$110	$(5)	$151,731

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$17,462	$9	$(1)	$17,470
Commercial paper	5,481	—	—	5,481
U.S. Treasury securities	78,075	85	—	78,160
Asset-backed securities	13,852	4	—	13,856
Total available-for-sale investments	$114,870	$98	$(1)	$114,967
The majority of our securities classified as available-for-sale as of December 31, 2020 have contractual maturities of one year or less. Certain securities held and classified as available-for-sale as of December 31, 2020, have contractual maturities that are greater than one year. Where we intend to hold the securities for less than 12 months, we classify them as short-term. Where we intend to hold the securities for more than 12 months, we classify them as long-term. As of December 31, 2019, all securities classified as available-for-sale had contractual maturities of one year or less. There were no securities in a continuous loss position for 12 months or longer as of December 31, 2020 and December 31, 2019. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above, as we believe that the decrease in fair value of these securities is temporary and we expect to recover at least up to the initial cost of investment for these securities.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$36,629	$—	$—	$36,629
Commercial paper		4,998	—	4,998
Total cash equivalents	36,629	4,998	—	41,627
Marketable securities:
Corporate notes and bonds	—	14,314	—	14,314
Commercial paper	—	41,445	—	41,445
U.S. Treasury securities	—	95,972	—	95,972
Total marketable securities	—	151,731	—	151,731
Restricted cash:
Money market funds	980	—	—	980
Total restricted cash	980	—	—	980
Total financial assets	$37,609	$156,729	$—	$194,338
As of December 31, 2020, our remaining restricted cash balance was $1.0 million, of which $0.9 million consists of letters of credit related to its lease arrangements that is collateralized by restricted cash which is classified under other assets.

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

There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the years ended December 31, 2020 and 2019.

5.     Business Combinations

Signal Sciences

On October 1, 2020, we completed the acquisition of Signal Sciences where we acquired 100% of the voting rights of Signal Sciences and it is now our wholly-owned subsidiary. The acquisition is expected to expand our security portfolio and bolster our existing security offerings with our web application and API protection solutions.

Under the terms of the Merger Agreement, we acquired Signal Sciences for an aggregate purchase price of $759.4 million, consisting of approximately $223.0 million in cash and the balance in Class A Common Stock and equity consideration of $536.4 million. A total of 6,367,709 shares were issued of which the fair value of 5,471,210 shares were attributed to purchase price and 896,499 shares, which are restricted as they are subject to revesting conditions, will be included in stock-based compensation as required service is provided. All of these shares have a par value of $0.00002 per share.

As part of the acquisition, we also assumed the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”) and the outstanding unvested options to purchase shares of common stock of Signal Sciences Corp. thereunder, and such options became exercisable to purchase shares of Fastly’s Class A common stock, subject to appropriate adjustments to the number of shares and the exercise price of each such option."). In connection with the above, we registered 251,754 shares under the Signal Plan.

We assumed the aforementioned unvested options at the completion of the acquisition with an estimated fair value of $21.8 million. Of the total consideration, $1.1 million was allocated to the purchase price and $20.7 million was allocated to future services and will be expensed over the remaining requisite service periods of approximately 2.5 years on a straight-line basis. The estimated fair value of the stock options we assumed was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.1 was applied to convert Signal Sciences’s outstanding stock awards into shares of Fastly's common stock.

Of the 6,367,709 shares issued in connection with the acquisition, a restriction was placed on 896,499 shares belonging to the three co-founders of Signal Sciences to make them subject to revesting on a quarterly basis over a 2-year period. Since they are subject to service conditions, they will be accounted for as a post-acquisition compensation expense over the requisite service period, which is also the vesting period of the award.

We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The determination of the fair value of the intangible assets acquired required management to make significant estimates and assumptions related to forecasted future revenues and selection of the royalty rate and discount rate. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. Excess purchase price consideration was recorded as goodwill which includes value attributable to the assembled workforce.

The purchase consideration was preliminarily allocated to the tangible and intangible assets and liabilities acquired as of the acquisition date, with the excess recorded to goodwill as shown below. The fair value of assets and liabilities acquired may change as additional information is received during the measurement period. The measurement period will end no later than one-year from the acquisition date:

Amount
Assets acquired
Cash and cash equivalents	$21,501
Other current assets	6,419
Intangible assets, net	124,100
Other non-current assets	8,094
Total assets acquired	$160,114
Liabilities assumed
Current liabilities	(14,755)
Non-current liabilities	(21,170)
Total liabilities assumed	$(35,925)
Net assets acquired	124,189
Total acquisition consideration	759,393
Goodwill Transferred	$635,204

Identifiable finite-lived intangible assets were comprised of the following (in thousands):

	Total	Estimated useful life (in years)
Customer relationships	$69,100	8.0
Developed Technology	$49,500	5.0
Trade name	$3,300	3.0
Backlog	$2,200	2.0
Total intangible assets acquired	$124,100
The fair values of the acquired developed technology and trade name intangible assets were determined using the relief from royalty method. The fair values of the acquired customer relationships and backlog intangible assets were determined using the multi-period excess earnings method. The acquired intangible assets have a total weighted average amortization period of 6.6 years.

As part of the stock acquisition of Signal Sciences, we allocated a significant value of the acquisition to intangible assets. The deferred tax liability provided an additional source of taxable income to support the realization of the pre-existing deferred tax assets. As a result a portion of our valuation allowance was released and we recorded a $13.0 million tax benefit in the year ended December 31, 2020. Please refer to Note 12 — Income Taxes for further details.

During the year ended December 31, 2020, acquisition-related expenses of $20.8 million were expensed within general and administrative expenses as incurred.

The amounts of revenue and net loss of Signal Sciences included in our consolidated statement of operations from the acquisition date of October 1, 2020 to December 31, 2020 are $6.7 million and $23.0 million, respectively.

Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations as if the acquisition of Signal Sciences had been completed as of the beginning of our fiscal year 2019. The unaudited pro forma results include adjustments primarily related to the amortization of intangible assets, share-based compensation expense for shares which are restricted as they are subject to revesting conditions, and the inclusion of acquisition costs as of the earliest period presented. There were no material transactions between Fastly and Signal Sciences during the periods presented that would need to be eliminated.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies, or the effect of the incremental costs incurred from integrating these companies. For pro forma purposes, 2020 earnings were adjusted to exclude acquisition-related costs, and 2019 earnings were adjusted to include these costs. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

The unaudited pro forma financial information was as follows (in thousands):

	(Unaudited)
	As of December 31,
	2020	2019
	(in thousands)
Revenue	$313,665	$218,529
Net loss	$(159,248)	$(178,124)

6.     Balance Sheet Information
Allowance for Doubtful Accounts
The activity in the accounts receivable reserves was as follows:

	As of December 31,
	2020	2019
	(in thousands)
Beginning balance	$1,816	$1,679
Additions to the reserves	1,719	360
Write-offs and adjustments	(287)	(223)
Ending balance	$3,248	$1,816
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Computer and networking equipment	$129,998	$89,830
Leasehold improvements	3,817	3,285
Furniture and fixtures	1,092	681
Office equipment	659	579
Internal-use software	22,066	13,901
Property and equipment, gross	157,632	108,276
Accumulated depreciation and amortization	(61,653)	(48,239)
Property and equipment, net	$95,979	$60,037
Depreciation and amortization expense on property and equipment for the years ended December 31, 2020 and 2019 was approximately $19.8 million and $16.4 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $2.4 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and December 31, 2019, the unamortized balance of capitalized internal-use software costs on our Consolidated Balance Sheets was approximately $14.2 million and $8.5 million, respectively.
We lease certain networking equipment from various third parties, through equipment finance leases. Our networking equipment assets as of December 31, 2020 and 2019, included a total of $36.2 million and $13.7 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the networking equipment assets under finance leases totaled $6.7 million and $3.8 million as of December 31, 2020 and 2019, respectively.
Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Accrued compensation and related benefits	$17,840	$8,734
Sales and use tax payable	6,274	3,938
Accrued colocation and bandwidth costs	3,644	3,237
Accrued acquisition-related costs	2,208	—
Other accrued liabilities	4,368	3,969
Total accrued expenses	$34,334	$19,878
Other Current Liabilities
Other current liabilities consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Deferred revenue	$15,916	$317
Accrued computer and networking equipment	3,126	7,060
Liability for early-exercised stock options (see Note 11)	255	467
Other current liabilities	380	325
Total other current liabilities	$19,677	$8,169
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Deferred revenue, non-current	$2,104	$—
CARES Act payroll tax deferral	1,676	—
Deferred rent	—	634
Other long-term liabilities	620	404
Total other long-term liabilities	$4,400	$1,038
Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity (deficit):

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at January 1, 2018	$(11)	$(13)	$(24)
Other comprehensive income (loss)	(1)	(11)	(12)
Balance at December 31, 2018	(12)	(24)	(36)
Other comprehensive income (loss)	111	121	232
Balance at December 31, 2019	99	97	196
Other comprehensive income (loss)	(135)	(55)	(190)
Balance at December 31, 2020	$(36)	$42	$6

7.     Leases

We have operating leases for corporate offices and data centers ("Colocation leases"), and finance leases for networking equipment. Our leases have remaining lease terms of 1 year to 7 years, some of which include options to extend the leases.

We also sublease a portion of our corporate office spaces. Subleases have remaining lease terms of 1 year. Sublease income, was $1.3 million, $1.2 million, and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As a result of our acquisition of Signal Sciences, we acquired $5.8 million of operating ROU assets and $6.2 million of operating lease liabilities, determined as of the date of the acquisition.

The components of lease cost were as follows:

Year ended December 31, 2020
Operating lease cost:
Operating lease cost	$21,765
Variable lease cost	4,363
Short-term lease cost	—
Total operating lease costs	$26,128

Finance lease cost:
Amortization of assets under finance lease	$2,858
Interest	688
Total finance lease cost	$3,546

Other information related to leases was as follows:

Year ended December 31, 2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$18,264
Payments for finance leases included in cash from financing activities	$5,773
Payments for finance leases included in cash from operating activities	$688

Assets obtained in exchange for lease obligations:
Operating leases	$23,827
Finance leases	$22,541

As of December 31, 2020
Weighted Average Remaining Lease term (in years)
Operating leases	4.44
Finance leases	2.51

Weighted Average Discount Rate
Operating leases	5.68%
Finance leases	5.12%

As of December 31, 2020, we had undiscounted commitments of $7.9 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2021 with lease terms of 3 years to 6 years.

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

Year ending December 31,	Operating Leases	Finance Leases
2021	$23,095	$12,115
2022	17,010	9,447
2023	10,706	5,921
2024	7,965	—
2025	7,416	—
Thereafter	9,888	—
Total future minimum lease payments	76,080	27,483
Less: imputed interest	(9,591)	(1,742)
Total liability	$66,489	$25,741

Future minimum lease payments under our contracted facilities operating leases as of December 31, 2019 were as follows:

	Gross Lease Commitments	Sublease Income	Net Lease Commitment
	(in thousands)
2020	$4,856	$(1,219)	$3,637
2021	6,143	—	6,143
2022	5,463	—	5,463
2023	5,627	—	5,627
2024	5,796	—	5,796
Thereafter	15,794	—	15,794
Total	$43,679	$(1,219)	$42,460
Future minimum lease payments under our contracted colocation operating leases as of December 31, 2019 were as follows:

Lease Commitments
2020	$12,105
2021	5,637
2022	3,271
2023	142
2024	63
Thereafter	—
Total	$21,218

8.     Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$372	$360
Goodwill acquired	635,204	—
Foreign currency translation	14	12
Balance, end of period	$635,590	$372
The goodwill acquired from Signal Sciences is carried in U.S. dollars, while goodwill from previous acquisitions is denominated in other foreign currencies. Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill for the periods ended December 31, 2020, 2019 and 2018.
Intangible Assets, net

As of December 31, 2020 and December 31, 2019, our intangible assets consisted of the following:

	As of December 31, 2020			As of December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,100	$(2,053)	$67,047	$—	$—	$—
Developed technology	49,500	(2,475)	47,025	—	—	—
Trade names	3,300	(275)	3,025	—	—	—
Internet protocol addresses	2,891	(578)	2,313	1,448	(362)	1,086
Backlog	2,200	(275)	1,925	—	—	—
In-process research and development ("IPR&D")	368	—	368	—	—	—
Domain name	39	—	39	39	—	39
Total intangible assets	$127,398	$(5,656)	$121,742	$1,487	$(362)	$1,125
During the year ended December 31, 2020, we added $69.1 million of customer relationships, $49.5 million of developed technology, $3.3 million of trade names, and $2.2 million of backlog from the acquisition of Signal Sciences, which are subject to amortization. We also purchased additional internet protocol addresses for a gross carrying value of $1.4 million. Internet protocol addresses and domain name intangible assets are subject to amortization. During the year ended December 31, 2020, we acquired certain IPR&D assets for $0.4 million, which are not subject to amortization.
Amortization expense was $5.3 million, $0.1 million and $0.1 million, for the years ended December 31, 2020, 2019 and 2018, respectively. We did not record any impairments during the years ended December 31, 2020, 2019 and 2018.
The estimated future amortization expense intangible assets as of December 31, 2020 is as follows:

As of December 31, 2020
(in thousands)
2021	$21,143
2022	20,765
2023	19,665
2024	18,830
2025	16,352
Thereafter	24,619
Total	$121,374

9.     Debt Instruments
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

On November 4, 2019, the outstanding loan of $20.0 million was paid in full, in accordance with the terms of the agreement.

Credit Facility
In December 2018, we entered into a Second Lien Credit Agreement under which were permitted to borrow up to $30.0 million ("Credit Facility"). As part of this agreement, the Second Amendment to Amended and Restated Loan was amended to allow for this additional indebtedness. The advances under the Credit Facility were subject to interest at a rate of prime plus 4.25%. As of December 31, 2018, $20.0 million had been drawn on this Credit Facility. On July 8, 2019, the $20.0 million outstanding loan, which was due and payable on December 24, 2021, was paid in full, in accordance with the terms of the Credit Facility. Upon payment, the Credit Facility arrangement was terminated.

Cash Collateralized Revolving Credit Agreement ("Revolving Credit Agreement")
In November 2019, we entered into a Revolving Credit Agreement with Citibank, N.A (the "Lender") for an aggregate commitment amount of $70.0 million with a maturity date of November 3, 2022 (the "Revolver"). The amount of borrowings available under the Revolving Credit Agreement at any time was collateralized by our cash, which was classified as restricted cash on our balance sheets.
The interest rate associated with each advance under the Revolving Credit Agreement was equal to the sum of LIBOR for the applicable interest period plus 1.50% which is a per annum rate based on outstanding borrowings. As such, for the initial interest period ending in November 2020, the interest rate was set at 3.46%. The commitment fee was 0.20% per annum based on the average daily unused amount of the commitment amount. Interest payments on outstanding borrowings were due on the last day of each interest period and payments for the commitment fee are due at the end of each calendar quarter.

In November 2020, we terminated the Revolving Credit Agreement in accordance with its terms. In connection with the termination of the Revolving Credit Agreement, we repaid the then outstanding aggregate principal amount of $20.3 million, as well as any accrued and unpaid interest, as of the termination date. The associated restriction on the collateralized cash of $70.0 million was also released, accordingly. As of December 31, 2019, $20.3 million had been drawn on the Revolving Credit Agreement. As of December 31, 2020, we have no amounts outstanding nor available for borrowing under the Revolving Credit Agreement.

Interest expense related to the Revolving Credit Agreement, Credit Facility and Loan and Security Agreement for the years ended December 31, 2020 was $0.9 million. Total interest expense related to debt, excluding interest expense related to our finance leases now separately disclosed in Note 7—Leases, for the year ended December 31, 2019 was $5.2 million, $4.7 million of which related to the Revolving Credit Agreement, Credit Facility and Loan and Security Agreement, and $0.5 million of which related to finance lease agreements and other costs. Total interest expense related to debt, prior to the adoption of ASC 842, for the year ended December 31, 2018 was $1.9 million, $1.7 million of which related to the Credit Facility and Loan and Security Agreement, and $0.2 million of which related to finance lease agreements.

The following table reflects the carrying values of the debt agreements as of December 31, 2019:

As of December 31,
2019

Liability component:
Principal amount—Cash Collateralized Revolving Credit Agreement	$20,300
Less: unamortized debt issuance costs	(219)
Less: current portion of long-term debt	—
Long-term debt, less current portion—Cash Collateralized Revolving Credit Agreement	$20,081

10.     Commitments and Contingencies
Finance and Operating Lease Commitments
Our commitments include commitments under our non-cancelable facilities and colocation operating leases (i.e. data center leases), as well as finance leases for networking equipment. Refer to Note 7—Leases for further details and disclosures around their minimum future purchase commitments as of December 31, 2020.
Purchase Commitments
As of December 31, 2020, we had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors). Additionally, as of December 31, 2020, we had entered into purchase orders with various vendors.
Aside from our finance and operating lease commitments, including our colocation operating commitments, which have been disclosed in Note 7—Leases, the minimum future purchase commitments relating to our other cost of revenue arrangements and SaaS commitments as of December 31, 2020 were as follows:

	Cost of Revenue Commitments	SaaS Agreements	Total Purchase Commitments
	(in thousands)
2021	$25,900	$9,785	$35,685
2022	5,894	9,009	14,903
2023	—	9,000	9,000
2024	—	—	—
2025	—	—	—
Thereafter	—	—	—
Total	$31,794	$27,794	$59,588

Sales and Use Tax
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with U.S. GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $6.3 million and $3.9 million as of December 31, 2020 and 2019, respectively. These estimates are based on several key assumptions, including the taxability of our products, the jurisdictions in which we believe we have nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.
Legal Matters
We are currently involved in, and may in the future be involved in, various legal proceedings and claims arising from the normal course of business, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows or financial position. We are also party to various disputes that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on our business, results of operations, financial condition, or cash flows.
On August 27, 2020, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Marcos Betancourt v. Fastly, Inc., et al. (Case No. 4:20-cv-06024-PJH) naming as defendants us and certain of our officers. On September 15, 2020, a substantively identical complaint was filed against the same defendants in the same court, captioned Rami Habib v. Fastly, Inc., et al. (Case No. 4:20-cv-06454-JST). The complaints assert that all defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 by making materially false or misleading statements between May 6, 2020 and August 5, 2020 regarding our business and financials, while not disclosing the identity of one of its largest customers. The plaintiffs also allege that certain of our officers violated Section 20(a) of the Exchange Act. On September 27, 2020, the court consolidated the two cases into one putative class action, captioned In re Fastly, Inc. Securities Litigation. Motions for the lead plaintiff were filed on October 26, 2020 and are currently pending before the Court.

On December 28, 2020, certain of our officers and directors were named as defendants in a shareholder derivative action filed in the United States District Court for the District of Delaware, captioned Wei v. Bixby, et al., Case No. 1:20-cv-01773-MN. On February 2, 2021, a substantially similar shareholder derivative complaint was filed against the same defendants in the same court, captioned Kristen Gorenberg v. Bixby et al., Case No. 1:21-cv-00136. The derivative complaints assert, inter alia, breach of fiduciary duty claims. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and our officers and directors.

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

As of December 31, 2020, we have not accrued for any loss contingencies on the above mentioned lawsuits as we do not believe an outcome resulting in a loss is probable. We will accrue for loss contingencies if it becomes both probable that we will incur a loss and if we can reasonably estimate the amount or range of the loss.

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

11.     Stockholders' Equity
Common Stock
Our Amended and Restated Certificate of Incorporation, as amended and restated in May 2019, authorizes the issuance of 1.0 billion shares of Class A common stock and 94.1 million shares of Class B common stock, each at a par value per share of $0.00002. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share.
As of December 31, 2020 and December 31, 2019, 103.4 million and 61.0 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2020 and December 31, 2019, 10.2 million and 33.9 million shares of Class B common stock were issued and outstanding, respectively.
Preferred Stock
Our Amended and Restated Certificate of Incorporation, as amended and restated in May 2019, also authorizes the issuance of 10.0 million shares of preferred stock, at a par value per share of $0.00002, with rights and preferences, including voting rights, designated from time to time by the Board of Directors (the "Board"). As of both December 31, 2019 and December 31, 2020, no shares of preferred stock were issued and outstanding.

Equity Incentive Plans
In March 2011, our stockholders approved our 2011 Equity Incentive Plan ("2011 Plan"), which allows for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards ("RSUs") to employees, directors, and consultants of the Company. Options granted under our 2011 Plan are exercisable for shares of our Class B common stock.
As of both December 31, 2020 and December 31, 2019, there were 23.6 million shares of Class B common stock reserved for issuance pursuant to the outstanding stock options under the 2011 Plan. As of December 31, 2020 and December 31, 2019, there were no shares of Class B common stock available for issuance for future grants under the 2011 Plan. No further awards will be issued under the 2011 Plan.
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
As of December 31, 2020 and December 31, 2019, there were 19.4 million shares and 14.4 million shares of Class A common stock reserved for issuance under the 2019 Plan, respectively. As of December 31, 2020 and December 31, 2019, there were 12.8 million and 12.4 million Class A common stock available for issuance under the 2019 Plan, respectively.
In October, 2020, as part of the acquisition of Signal Sciences, we also assumed the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”) and the outstanding unvested options to purchase shares of common stock of Signal Sciences Corp. thereunder, and such options became exercisable to purchase shares of Fastly’s Class A common stock, subject to appropriate adjustments to the number of shares and the exercise price of each such option. In connection with the above, we registered 251,754 shares under the Signal Plan.
In May 2019, in conjunction with our IPO, our Board and stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year.
As of December 31, 2020 and December 31, 2019, there were 3.5 million shares and 2.5 million shares of Class A common stock reserved for issuance under the ESPP, respectively. As of December 31, 2020 and December 31, 2019, there were 2.8 million shares and 2.2 million shares of Class A common stock available for future issuance under the ESPP, respectively.

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
Options granted under the Signal Sciences 2014 Equity Stock Options Plan that was assumed through the acquisition are included as part of the option rollforward activity in year ended December 31, 2020. The vesting of these options follow their original grant date terms ("Original grant date") prior to the acquisition of Signal Sciences and generally expire within 10 years from the original grant date and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter. Subsequent to the acquisition, these options are exercisable for Class A common stock and are recognized ratably over the remaining period based on continued service from the grant date. Forfeitures are recognized as they occur.

The following table summarizes stock option activity during the years ended December 31, 2020, 2019 and 2018:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2018	10,370	$1.92	8.0	$16,901
Granted	3,984	5.32
Exercised	(1,264)	2.1
Cancelled/forfeited	(880)	2.64
Outstanding at December 31, 2018	12,210	2.96	7.8	$64,590
Granted	2,516	10.87
Exercised	(2,650)	2.45
Cancelled/forfeited	(807)	5.10
Outstanding at December 31, 2019	11,269	4.68	7.3	$173,471
Granted	252	12.96
Exercised	(4,360)	3.46
Cancelled/forfeited	(198)	8.79
Outstanding at December 31, 2020	6,963	$5.63	6.7	$569,094
Vested and exercisable at December 31, 2020	4,214	$3.71	5.8	$352,535
Unvested and exercisable at December 31, 2020	320	$6.23	7.7	$25,973
The total pre-tax intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $200.9 million, $32.6 million, and $3.0 million, respectively.
The total grant date fair value of employee options vested for the years ended December 31, 2020, 2019, 2018 was $10.3 million, $6.1 million, and $3.6 million, respectively.
The weighted-average grant date fair value for options granted to employees during the years ended December 31, 2020, 2019, and 2018 was $86.77, $5.77, and $1.78, respectively.
We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. We estimated the fair value of stock option awards during the years ended December 31, 2020, 2019, and 2018 on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2020	2019	2018
Fair value of common stock	$85.26 - $96.43	$8.24 - $22.70	$3.86 - $8.16
Expected term (in years)	5.38 - 9.75	6.02	6.02
Risk-free interest rate	0.31% - 0.67%	1.55% - 2.5%	2.62% - 3.0%
Expected volatility	43.92% - 46.49%	39.1% - 42.7%	40.2% - 41.5%
Dividend yield	—%	—%	—%
During the years ended December 31, 2020 and 2019, and 2018, we recognized stock-based compensation expense from stock options of approximately $10.1 million, $7.9 million, and $4.1 million, respectively.
During the years ended December 31, 2020 and 2019, we modified the terms options awarded to certain employees to allow for the remaining unvested awards to be fully vested upon their change in employment status. As a result, we recorded incremental stock-based compensation expense in relation to these modifications of $0.9 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2018, there were no option award modifications that resulted in incremental expense being recorded.

As of December 31, 2020, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $28.6 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.29 years.
Early Exercise of Stock Options
Certain stock options granted by us are exercisable at the date of grant, with unvested shares subject to repurchase by us in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the accompanying Consolidated Balance Sheets and reclassified into equity as the options vest. As of December 31, 2020, December 31, 2019, a total of 90,977 and 199,895 shares of Class B Common Stock were subject to repurchase by us at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of approximately $0.4 million and $0.9 million as of December 31, 2020 and December 31, 2019, respectively, is recorded in other current liabilities and other liabilities on the accompanying Consolidated Balance Sheets.
The activity of non-vested shares as a result of early exercise of options granted to employees and non-employees, is as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Beginning balance	200	245	138
Early exercise of options	—	117	238
Vested	(109)	(162)	(120)
Repurchased	—	—	(11)
Ending balance	91	200	245
RSUs
We began granting RSUs under the 2019 Plan during the year ended December 31, 2019. The fair value of RSUs is based on the grant date fair value and is expensed on a straight-line basis over the applicable vesting period. RSUs grant for new hires typically vest over four years, at the rate of 25% on the first anniversary of the vest commencement date and ratably on a quarterly basis over the remaining 36-month period thereafter, based on continued service. Other RSU awards typically vest quarterly over terms of 36 to 48 months. Forfeitures are recognized as they occur.
The following table summarizes RSU activity during the year ended December 31, 2020 and 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested RSUs as of December 31, 2018	—	$—
Granted	1,644	20.07
Cancelled/forfeited	(3)
Nonvested RSUs as of December 31, 2019	1,641	$20.07
Granted	4,398	31.22
Vested	(1,377)	22.92
Cancelled/forfeited	(142)	22.58
Nonvested RSUs as of December 31, 2020	4,520	$30.01
During the year ended December 31, 2020 and 2019, we recognized stock-based compensation expense related to RSUs of $40.5 million and $2.2 million, respectively. There was no stock-based compensation expense recognized related to RSUs during the year ended December 31, 2018.

During the year ended December 31, 2020, we modified the terms of RSUs awarded to certain employees to allow for the remaining unvested awards to be fully vested upon their change in employment status. As a result, we recorded incremental stock-based compensation expense in relation to these modifications of $4.8 million for the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, there were no RSU award modifications that resulted in incremental expense being recorded.
As of December 31, 2020, total unrecognized stock-based compensation cost related to non-vested RSUs was $124.5 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.02 years.
Stock subject to revest ("Revest shares")
In conjunction with the acquisition of Signal Sciences, a restriction was placed on 896,499 shares belonging to the three co-founders of Signal Sciences to make them subject to revesting on a quarterly basis over a 2 year period. Refer to Note 5—Business Combinations for further details.
The activity of revest shares granted to these employees is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested revest shares as of December 31, 2019	—	$—
Restricted	896	97.84
Vested	(112)	97.84
Cancelled/forfeited	—	—
Nonvested revest shares as of December 31, 2020	784	$97.84
As of December 31, 2020, we recognized stock-based compensation expense related to revest shares of $11.1 million.
As of December 31, 2020, total unrecognized stock-based compensation cost related to revest shares was $76.6 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.74 years.
Performance-Based Restricted Stock Units ("PSUs")
In March 2020, we granted a maximum total of 87,918 shares of PSUs to certain employees of the company, pursuant to our 2019 Equity Incentive Plan. The PSUs granted reflect a maximum of 200% of target performance and represent the right of the employees to be issued on a future date, one (1) share of Class A common stock for each RSU received that will vest on the applicable vesting date.

On November 2, 2020, the Compensation Committee of the Board set the performance conditions related to the previously granted PSUs. The performance conditions are based on the level of achievement of certain Company and individual targets related to Fastly's operating plan for the fiscal year 2020 ("2020 operating plan"). The PSUs will vest at 50% of the target if the Company achieves 90% performance under the 2020 operating plan, 100% of the target if the Company achieves 100% performance under the 2020 operating plan and 200% of the target if the Company achieves 110% performance or greater under the 2020 operating plan. These awards will be eligible to vest linearly within those parameters. Subject to employees’ continuous service with the Company through each vesting date, 25% of the number of RSUs credited to them upon certification of achievement will vest on February 15, 2021, May 15, 2021, August 15, 2021, and November 15, 2021, respectively.

The activity of PSUs granted to employees is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2019	—	$—
Granted	88	65.11
Vested	—	—
Cancelled/forfeited	—	—
Nonvested PSUs as of December 31, 2020	88	$65.11

As of December 31, 2020, the performance condition associated with the PSU was deemed probable of achievement and we recorded $1.6 million in stock-based compensation expense. The amount of stock-based compensation expense recorded is based on the expected attainment of the performance targets.

As of December 31, 2020, total unrecognized stock-based compensation cost related to PSUs was $3.4 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 0.56 years.

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
We estimated the fair value of shares granted under the ESPP on the first date of the offering period using the Black-Scholes option pricing model with the following assumptions:

Year ended December 31,
	2020	2019
Fair value of common stock	$14.09 - $24.07	$6.02 - $6.92
Expected term (in years)	0.49-0.50	0.47-0.50
Risk-free interest rate	0.10% - 0.14%	1.59% - 2.35%
Expected volatility	50% - 60%	36% - 43%
Dividend yield	—%	—%
During the years ended December 31, 2020 and 2019, we withheld $9.6 million and $5.5 million in contributions from employees, respectively, and recognized $3.2 million and $2.5 million in stock-based compensation expense related to the ESPP, respectively. As of December 31, 2020, total unrecognized stock-based compensation cost related to ESPP was $1.9 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 0.4 years.
During the year ended December 31, 2020 and 2019, an aggregate of 0.3 million and 0.3 million shares of our Class A common stock was purchased under the ESPP, respectively. No common stock was issued under the ESPP in the year ended December 31, 2018. No contributions were withheld, and no stock-based compensation expense was recognized related to the ESPP in the year ended December 31, 2018.

Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Consolidated Statements of Operations:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenue	$3,889	$1,410	$265
Research and development	17,112	2,920	1,332
Sales and marketing	17,028	3,497	1,023
General and administrative	26,404	4,318	1,459
Total	$64,433	$12,145	$4,079
For the years ended December 31, 2020 and 2019, we capitalized $2.0 million and $0.4 million of stock-based compensation expense, respectively. For the year ended December 31, 2018, we did not capitalize any stock-based compensation expense.
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

In the year ended December 31, 2020, certain Class B common stock warrants related to the previously outstanding subordinated debt and loan agreements were exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, we issued 144,635 shares of our Class B common stock. No Class B common stock warrants were exercised under the cashless exercise method pursuant to the corresponding warrant agreements during the three months ended December 31, 2020. As of December 31, 2020, there were no outstanding Class B common stock warrants outstanding.

In the year ended December 31, 2019, certain Class B common stock warrants related to the Credit Facility, certain class B common stock warrants related to the Facility, certain Class B common stock warrants related to the Prior Loan Agreement, the Class B common stock warrants related to a previously outstanding term loan agreement, certain Class B common stock warrants related to the Mezzanine Loan and Security Agreement were exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, we issued 224,102 shares of our Class B common stock in the year ended December 31, 2019.

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
On October 12, 2020, the outstanding shares of our Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. As a result, all outstanding shares of Fastly’s Class B common stock, par value $0.00002 per share, will automatically convert into the same number of shares of Class A common stock, par value $0.00002 per share, under the terms of Fastly’s amended and restated certificate of incorporation, on July 12, 2021, the trading day falling nine months after the Conversion. No additional Class B shares may be issued following such Conversion.
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

	Year ended December 31,
	2020		2019		2018
	Class A(1), (3)	Class B(2)	Class A (1)	Class B(2)	Class A	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(78,114)	$(17,818)	$(12,084)	$(39,466)	N/A	$(30,935)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	84,319	19,233	16,022	52,328	N/A	24,376
Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	$(0.93)	$(0.75)	$(0.75)	N/A	$(1.27)
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
(3)Class A common stock includes the issuance of 6.9 million shares of Class A common stock issued by us in connection with our follow-on offering.

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

	Number of Shares
	As of December 31,
	2020	2019
	(in thousands)
Stock options	6,963	11,269
RSUs	4,520	1,641
Early exercised stock options	91	200
Convertible common stock warrants	—	183
RSAs	784	—
Shares issuable pursuant to the ESPP	25	247
PSUs	88
Total	12,471	13,540

13.     Income Taxes
Loss before income taxes includes the following components:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
United States	$(86,842)	$(30,970)	$(20,644)
Foreign	(20,570)	(20,088)	(10,291)
Loss before income taxes	$(107,412)	$(51,058)	$(30,935)
The income tax expense (benefit) consists of the following:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Current tax provision (benefit):
Federal	$—	$—	$—
State	420	106	81
Foreign	1,050	386	104
Deferred tax provision (benefit):
Federal	(10,631)	—	—
State	(2,319)	—	—
Foreign	—	—	—
Total tax expense (benefit)	$(11,480)	$492	$185
Reconciliation between our effective tax rate on income from continuing operations and the U.S. federal statutory rate is as follows:

	Year ended December 31,
	2020	2019	2018
Provision at federal statutory tax rate	21%	21%	21%
State taxes, net of federal tax impact	2	—	—
Change in valuation allowance	(35)	(12)	(11)
Foreign tax rate differential	(5)	(8)	(7)
Acquisition related expenses	(2)	—	—
Stock-based compensation	30	—	—
Other	—	(2)	(4)
Effective tax rate	11%	(1)%	(1)%

We recorded tax benefit of $11.5 million for the year ended December 31, 2020. Our income tax benefit is primarily the result of a reduction in the valuation allowance recorded against our net deferred tax assets. In connection with the acquisition of Signal Science, we recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets. As a result a portion of our valuation allowance was released and we recorded a $13.0 million tax benefit in the year ended December 31, 2020. Our income tax benefit is partially offset by income taxes from certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States.

Our deferred tax assets and liabilities were as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Reserves and accruals	$941	$1,839
Lease liability	17,481	—
Stock-based compensation	3,969	1,116
Net operating losses	109,281	30,750
Depreciation of property, plant and equipment	576	—
Amortization of intangible assets	—	642
Other	—	1,753
Deferred tax assets	132,248	36,100
Deferred Revenue	(673)	—
Right-of-use Asset	(16,160)	—
Depreciation of property, plant and equipment	—	(285)
Amortization of intangible assets	(31,188)	—
State Taxes	(4,319)	(2,034)
Other	(133)	—
Deferred tax liabilities	$(52,473)	$(2,319)
Valuation allowance	(80,028)	(33,781)
Net deferred tax (liabilities) assets	$(253)	$—
As of December 31, 2020 and 2019, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $395.9 million and $106.0 million, respectively; and for state income tax purposes of approximately $316.5 million and $100.0 million, respectively. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2031. The state net operating loss carryforward, if not utilized, will begin to expire on various dates starting in 2021. The Company also has federal and California research and development credit carryforwards totaling $3.0 million and $1.0 million at December 31, 2020, respectively. The federal research and development credit carryforwards will begin to expire in 2034, unless previously utilized. The California research credits do not expire.

Based on all available evidence on a jurisdictional basis we believe that it is more likely than not that our deferred tax assets will not be utilized and have recorded a full valuation allowance against its net deferred tax assets. We assess on a periodic basis the likelihood that we will be able to recover its deferred tax assets. We consider all available evidence, both positive and negative, including historical losses, we determined that it is more likely than not that the net deferred tax assets will not be fully realizable for the years ended December 31, 2020 and 2019.
We have a valuation allowance for deferred tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future. During the year ended December 31, 2020, the valuation allowance related to the Company's deferred tax assets increased by $46.2 million. During the year ended December 31, 2020, we released a total of $13.0 million of our U.S. valuation allowance.
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code") and similar state provisions. A detailed analysis was performed through June 30, 2020 for Fastly to determine whether an ownership change under Section 382 of the Code has occurred has been performed and as a result there is no limitation on the use of net operating loss carryforwards attributable to periods before the change. A detailed analysis was performed for the period March 1, 2014 to October 1, 2020 for Signal Sciences to determine whether an ownership change under Section 382 of the Code has occurred has been performed and as a result there is a limitation on the use of net operating loss carryforwards acquired from Signal Sciences.

No provision for U.S. income and foreign withholding taxes has been made for these permanently reinvested foreign earnings because it is management’s intention to permanently reinvest such undistributed earnings outside the United States.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2020	2019
Balance at beginning of year	$—	$—
Increases related to prior year tax positions	2,328	—
Increases related to current year tax positions	858	—
Balance at end of year	$3,186	$—

The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above. The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $3.0 million in the year ended December 31, 2020. It would not impact the tax provision for year ended December 31, 2019. As of December 31, 2020, the Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months. Our policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on its consolidated balance sheet. To date, we have not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

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
Since the second quarter of 2020, we utilized the provision to defer payment of certain of our payroll taxes. Any deferred payments will be accrued for as a liability and included in our condensed consolidated balance sheet for the applicable period. As of December 31, 2020, we have accrued for $3.4 million in payroll tax deferrals related to the CARES Act.

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
We have determined that we operate our business as one reportable segment, and there are no segment managers who are held accountable for operations, operating results, or plans for levels or components below the consolidated unit level. Accordingly, we have determined that we have a single reporting segment and operating unit structure.
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3—Revenue for more information on net revenue by geographic region.
Long-Lived Assets
The following table presents long-lived assets by geographic region:

	As of December 31,	As of December 31,
	2020	2019
	(in thousands)
United States	$65,054	$40,747
All other countries	30,925	19,290
Total long-lived assets	$95,979	$60,037

15.     Subsequent Events

On January 28, 2021, we entered into an additional finance lease agreement with the equipment provider for $2.0 million in network equipment at an annual interest rate of 4.89% over a term of three years. The agreement provides for a bargain purchase price at the end of the term. The amortization of leased assets is included in depreciation and amortization expense.

On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million. The Credit Agreement bears interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% - 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% - 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, due to the material weakness described below, management concluded that our disclosure controls and procedures were not effective.

On October 1, 2020, we completed the acquisition of Signal Sciences Corporation ("Signal Sciences"). For further discussion of the Signal Sciences acquisition, refer to Item 8—Financial Statements and Supplementary Data, Note 5—Business Combinations. The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude Signal Sciences from our assessment as of December 31, 2020, except for goodwill and intangible assets. Signal Sciences contributed 5% of our consolidated total assets (excluding goodwill and intangible assets) and 2% of revenues as of and for the year ended December 31, 2020, respectively.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8—Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Material Weakness

We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2019 which remains partially unremediated for the year ended December 31, 2020. The material weakness related to the lack of sufficient qualified accounting resources, including those with the appropriate level of technical accounting knowledge, to timely identify and assess accounting implications of complex transactions which resulted in the incorrect application of generally accepted accounting principles. This control deficiency, aggregated with the other deficiencies, constitutes a material weakness. These deficiencies if left unremediated, could result in increased deficiencies of misstatements in future years.

The process of implementing an effective financial reporting systems is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. We continue to evaluate and take actions to improve our internal control over financial reporting, which includes but is not limited to hiring additional resources, to address control deficiencies.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in the conformity with GAAP.

Changes in Internal Control
On December 31, 2020, we adopted the new lease accounting standard and credit and impairment loss standard. We have identified appropriate changes to our accounting policies, business processes, and related internal controls to support recognition and disclosure requirements as a result of the adoption. For the new leasing standard, these included the development of new policies including the capitalization of right-of-use assets and the recognition of the present value of lease liabilities for identified leases, ongoing contract review requirements, and gathering of information for disclosures.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Fastly, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fastly, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

As described in Managements Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Signal Sciences Corporation (“Signal Sciences”), which was acquired on October 1, 2020, and whose financial statements constitute 5% of consolidated total assets (excluding goodwill and intangibles) and 2% of consolidated revenue as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Signal Sciences.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: We and our independent registered public accounting firm identified a material weakness in the internal control over financial reporting for the year ended December 31, 2019 and 2018 which remains partially unremediated for the year ended December 31, 2020. The material weakness relates to the lack of sufficient qualified accounting resources, including those with the appropriate level of technical accounting knowledge to timely identify and assess accounting implications of complex transactions which resulted in the incorrect application of generally accepted accounting principles. This control deficiency aggregated with other deficiencies constitutes a material weakness. These deficiencies, if left unremediated, could result in increased deficiencies or misstatements in future years. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
San Francisco, California
March 1, 2021

Item 9B.     Other Information
Not applicable.

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated by reference to the sections of our proxy statement to be filed with the SEC no later than 120 days after December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders (the "Proxy Statement").

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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Reorganization, dated August 26, 2020.	8-K	001-38897	2.1	October 12, 2020
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	10-Q	001-38897	3.3	August 7, 2020
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.2.
4.3	Description of Securities.	10-K	001-38897	4.3	March 4, 2020
10.1	Amended and Restated Investor Rights Agreement by and among Fastly, Inc. and certain of its stockholders, dated June 29, 2018.	S-1	333-230953	10.1	April 19, 2019
10.2+	2011 Equity Incentive Plan, as amended to date.	S-1	333-230953	10.2	April 19, 2019
10.3+	Forms of Option Agreement, Notice of Stock Option Grant, and Exercise Notice under 2011 Equity Incentive Plan.	S-1	333-230953	10.3	April 19, 2019
10.4+	2019 Equity Incentive Plan.	S-1/A	333-230953	10.4	May 6, 2019
10.5+	Forms of Option Agreement, Notice of Stock Option Grant, and Exercise Notice under 2019 Equity Incentive Plan.	S-1/A	333-230953	10.5	May 6, 2019
10.6+	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.	10-Q	001-38897	10.3	August 9, 2019
10.7+	2019 Employee Stock Purchase Plan.	S-1/A	333-230953	10.7	May 6, 2019
10.8	Form of Indemnification Agreement by and between Fastly, Inc. and each of its directors and executive officers.	S-1/A	333-230953	10.8	May 6, 2019
10.9+	Cash Incentive Bonus Plan.	S-1/A	333-230953	10.9	May 6, 2019
10.10+	Employment Terms by and between Fastly, Inc. and Artur Bergman, dated May 3, 2019.	S-1/A	333-230953	10.10	May 6, 2019
10.11+	Offer Letter Agreement, by and between Fastly, Inc. and Adriel Lares, dated April 26, 2016.	S-1	333-230953	10.11	April 19, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12+	Offer Letter Agreement, by and between Fastly, Inc. and Paul Luongo, dated November 27, 2013.	S-1	333-230953	10.13	April 19, 2019
10.13	Office Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated August 22, 2014.	S-1	333-230953	10.17	April 19, 2019
10.14	First Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated May 27, 2015.	S-1	333-230953	10.18	April 19, 2019
10.15	Second Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated March 11, 2019.	S-1	333-230953	10.32	April 19, 2019
10.16+	Executive Change in Control and Severance Benefit Plan.	S-1/A	333-230953	10.31	May 6, 2019
10.17+	Non-Employee Director Compensation Policy, as amended.					X
10.18	Stock Ownership Guidelines.	S-1/A	333-230953	10.33	May 6, 2019
10.19+	Employment Agreement, by and between Fastly International (Holdings) Ltd. and Joshua Bixby dated February 19, 2020.	8-K	001-38897	10.1	February 20, 2020
10.20+	Equity Offer Letter, by and between Fastly, Inc. and Joshua Bixby dated February 19, 2020.	8-K	001-38897	10.2	February 20, 2020
10.21+	Modification to Offer Letter Agreement, by and between Fastly, Inc. and Artur Bergman dated February 19, 2020.	8-K	001-38897	10.3	February 20, 2020
10.22+	Signal Sciences Corp. 2014 Stock Option and Grant Plan.	S-8	333-249504	99.1	October 10, 2020
10.23	Senior Secured Credit Facilities Credit Agreement, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of February 16, 2021.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained on the signature page of this report).					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

FASTLY, INC.

Date:	March 1, 2021	By:	/s/ Joshua Bixby
Joshua Bixby Chief Executive Officer (Principal Executive Officer)

Date:	March 1, 2021	By:	/s/ Adriel Lares
Adriel Lares Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua Bixby and Adriel Lares, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Bixby	Chief Executive Officer and Director	March 1, 2021
Joshua Bixby	(Principal Executive Officer)

/s/ Adriel Lares	Chief Financial Officer	March 1, 2021
Adriel Lares	(Principal Financial Officer and Principal Accounting Officer)

/s/ Artur Bergman	Chief Architect, Executive Chairperson and Chairperson of the	March 1, 2021
Artur Bergman	Board of Directors

/s/ Aida Álvarez	Director	March 1, 2021
Aida Álvarez

/s/ Sunil Dhaliwal	Director	March 1, 2021
Sunil Dhaliwal

/s/ David Hornik	Director	March 1, 2021
David Hornik

/s/ Christopher B. Paisley	Director	March 1, 2021
Christopher B. Paisley

/s/ Kelly Wright	Director	March 1, 2021
Kelly Wright