Form 10-Q
period 2021-03-31
Fastly, Inc.
filed 2021-05-07
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, 105.8 million shares of the registrants’ Class A common stock were outstanding and 9.9 million shares of registrant's Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$948,783	$62,900
Marketable securities	147,793	131,283
Accounts receivable, net of allowance for credit losses of $2,799 and $3,248 as of March 31, 2021 and December 31, 2020, respectively	52,363	50,258
Restricted cash	87	87
Prepaid expenses and other current assets	18,408	16,728
Total current assets	1,167,434	261,256
Property and equipment, net	98,608	95,979
Operating right-of-use assets	63,305	60,019
Goodwill	635,645	635,590
Intangible assets, net	116,379	121,742
Other assets	56,923	45,365
Total assets	$2,138,294	$1,219,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,019	$9,150
Accrued expenses	36,320	34,334
Finance lease liabilities, current	10,910	11,033
Operating lease liabilities, current	20,011	19,895
Other current liabilities	19,036	19,677
Total current liabilities	98,296	94,089
Long-term debt	930,291	—
Finance lease liabilities, noncurrent	13,648	14,707
Operating lease liabilities, noncurrent	47,505	44,890
Other long-term liabilities	3,520	4,400
Total liabilities	1,093,260	158,086
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and Class B common stock	2	2
Additional paid-in capital	1,384,045	1,350,050
Accumulated other comprehensive income (loss)	(137)	6
Accumulated deficit	(338,876)	(288,193)
Total stockholders’ equity	1,045,034	1,061,865
Total liabilities and stockholders’ equity	$2,138,294	$1,219,951

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2021	2020
Revenue	$84,852	$62,924
Cost of revenue	37,494	27,265
Gross profit	47,358	35,659
Operating expenses:
Research and development	28,988	14,298
Sales and marketing	34,872	19,168
General and administrative	33,461	14,169
Total operating expenses	97,321	47,635
Loss from operations	(49,963)	(11,976)
Interest income	174	719
Interest expense	(661)	(316)
Other income (expense), net	(64)	402
Loss before income taxes	(50,514)	(11,171)
Income taxes	169	819
Net loss	$(50,683)	$(11,990)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	114,134	95,401

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended March 31,
	2021	2020
Net loss	$(50,683)	$(11,990)
Other comprehensive income (loss):
Foreign currency translation adjustment	$(65)	$13
Gain (loss) on investments in available-for-sale-securities, net of tax	(78)	478
Total other comprehensive income (loss)	$(143)	$491
Comprehensive loss	$(50,826)	$(11,499)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts; unaudited)

	Three months ended March 31, 2021
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	103,394,496	$1	10,228,700	$1	$1,350,050	$6	$(288,193)	$1,061,865
Exercise of stock options	600,759	—	—	—	2,719	—	—	2,719
Vesting of early exercised stock options	—	—	14,365	—	64	—	—	64
Vesting of restricted stock units	489,947	—	—	—	—	—	—	—
Vesting of restricted stock awards	112,062	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	31,212	—	—	31,212
Conversion of Class B to Class A Stock	352,300	—	(352,300)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(50,683)	(50,683)
Other comprehensive loss	—	—	—	—	—	(143)	—	(143)
Balance as of March 31, 2021	104,949,564	$1	9,890,765	$1	$1,384,045	$(137)	$(338,876)	$1,045,034

	Three months ended March 31, 2020
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	60,954,694	$1	33,863,021	$1	$449,463	$196	$(192,009)	$257,652
Change in accounting policy	—	—	—	—	—	—	(252)	(252)
Exercise of stock options	1,106,688	—	—	—	3,174	—	—	3,174
Vesting of early exercised stock options	—	—	36,590	—	146	—	—	146
Stock-based compensation	—	—	—	—	6,577	—	—	6,577
Conversion of Class B to Class A Stock	9,727,897	—	(9,727,897)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(11,990)	(11,990)
Other comprehensive loss	—	—	—	—	—	491	—	491
Balance as of March 31, 2020	71,789,279	$1	24,171,714	$1	$459,360	$687	$(204,251)	$255,798

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(50,683)	$(11,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,419	4,679
Amortization of intangible assets	5,363	36
Amortization of right-of-use assets and other	6,357	4,949
Amortization of debt discount and issuance costs	332	19
Amortization of deferred contract costs	1,411	693
Stock-based compensation	30,838	6,329
Provision for credit losses	(420)	150
Interest paid on finance leases	(330)	(119)
Loss on disposals of property and equipment	27	—
Other adjustments	64	(512)
Changes in operating assets and liabilities:
Accounts receivable	(1,685)	(6,031)
Prepaid expenses and other current assets	(1,680)	(1,148)
Other assets	(2,952)	(2,093)
Accounts payable	2,119	3,112
Accrued expenses	(755)	(1,495)
Operating lease liabilities	(6,365)	(4,272)
Other liabilities	1,071	507
Net cash provided by (used in) operating activities	(10,869)	(7,186)
Cash flows from investing activities:
Purchases of marketable securities	(64,331)	—
Sales of marketable securities	12,497	—
Maturities of marketable securities	25,503	21,400
Purchases of property and equipment	(8,079)	(10,169)
Capitalized internal-use software	(989)	(1,437)
Net cash provided by (used in) investing activities	(35,399)	9,794
Cash flows from financing activities:
Issuance of convertible note, net of issuance costs	930,775	—
Payments of other debt issuance costs	(1,351)	—
Repayments of finance lease liabilities	(2,951)	(1,593)
Proceeds from employee stock purchase plan	3,071	2,133
Proceeds from exercise of vested stock options	2,719	3,174
Net cash provided by financing activities	932,263	3,714
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(112)	37
Net increase in cash, cash equivalents, and restricted cash	885,883	6,359
Cash, cash equivalents, and restricted cash at beginning of period	63,880	86,229
Cash, cash equivalents, and restricted cash at end of period	$949,763	$92,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Three months ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$355	$155
Cash paid for income taxes, net of refunds received	$65	$814
Property and equipment additions not yet paid in cash	$750	$5,628
Vesting of early-exercised stock options	$64	$146
Stock-based compensation capitalized to internal-use software	$374	$248
Assets obtained in exchange for operating lease obligations	$8,824	$2,380
Assets obtained in exchange for finance lease obligations	$2,009	$1,990

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$948,783	$22,501
Restricted cash included in prepaid expenses and other current assets	87	70,087
Restricted cash included in other assets	893	—
Total cash, cash equivalents, and restricted cash	$949,763	$92,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. As of March 31, 2021, our edge network spans across 58 markets around the world. We were incorporated in Delaware in 2011 and are headquartered in San Francisco, California.
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
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting. Such reclassifications did not affect total revenues, operating income, or net income. We have made certain presentation changes to distinguish and disclose as a separate line item, the amortization expense of intangible assets from our depreciation and amortization expenses within operating cash flows in the Condensed Consolidated Statements of Cash Flows. We have also made certain presentation changes to distinguish and disclose as a separate line item, the non-cash amortization expense of our deferred contract costs balance from other assets within operating cash flows in the Condensed Consolidated Statements of Cash Flows.
We have also made certain presentation changes to retroactively adjust for the effects of Accounting Standards Codification No. 842, Leases ("ASC 842") that was adopted as part of our form 10-K filing on March 1, 2021 with an adoption effective date of January 1, 2020 using the modified retrospective method. The changes to our Condensed Consolidated Statements of Cash Flows include separately disclosing under operating cash flows the amortization of right-of-use assets and other, and payments under operating lease liabilities. We have also updated our supplemental cash flow disclosures accordingly to disclose assets obtained in exchange for operating lease obligations and assets obtained in exchange for finance lease obligations, in accordance with the disclosure requirements of ASC 842. We have also updated our Condensed Consolidated Statement of Stockholders' Equity to include the impact to accumulated deficit upon adoption for the three month activity ended March 31, 2020.
The following tables show the affected line items within the condensed consolidated financial statements (in millions):
Condensed Consolidated Statement of Stockholders' Equity

	Three months ended March 31, 2020
	As previously reported	Adjustments	As adjusted
	(in thousands)
Accumulated Deficit:
Balance as of December 31, 2019	(192,009)	—	(192,009)
Change in accounting policy	—	(252)	(252)
Balance as of March 31, 2020	(203,999)	(252)	(204,251)

Total Stockholders' Equity
Balance as of December 31, 2019	257,652	—	257,652
Change in accounting policy	—	(252)	(252)
Balance as of March 31, 2020	256,050	(252)	255,798

Condensed Consolidated Statement of Cash Flows

	Three months ended March 31, 2020
	As previously reported	Adjustments	As adjusted
	(in thousands)
Cash flows from operating activities:
Amortization of deferred rent	$204	$(204)	$—
Amortization of right-of-use asset and other	—	4,949	4,949
Other adjustments	(39)	(473)	(512)
Operating lease liabilities	—	(4,272)	(4,272)
Net cash used in operating activities	(7,186)	—	(7,186)

Cash flows from investing activities:
Purchase of property and equipment	(10,221)	52	(10,169)
Net cash provided by investing activities	9,742	52	9,794

Cash flows from financing activities:
Repayments of capital lease liabilities	(1,541)	1,541	—
Repayments of finance lease liabilities	—	(1,593)	(1,593)
Net cash provided by financing activities	3,766	(52)	3,714

Supplemental disclosure of cash flow information:
Capital lease outstanding on current year addition	$3,226	$(3,226)	$—
Assets obtained in exchange for operating lease obligations	$—	$2,380	$2,380
Assets obtained in exchange for finance lease obligations	$—	$1,990	1,990

Principles of Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Unaudited Interim Financial Statements
The accompanying interim condensed consolidated balance sheet as of March 31, 2021, the related interim condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, and the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and the related footnote disclosures are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our financial position as of March 31, 2021. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results and outcomes could differ significantly from our estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, fair value of assets acquired and liabilities assumed for business combinations, useful lives and realizability of long-lived assets including our goodwill and intangible assets, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
The ongoing global COVID-19 pandemic has adversely impacted many operational aspects of our business and may continue to do so in the future. We assessed the impact that COVID-19 had on our results of operations, including, but not limited to an assessment of our allowance for credit losses, the carrying value of short-term and long-term marketable securities, the carrying value of goodwill and other long-lived assets, and the impact to revenue recognition and cost of revenues. The future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. We will continue to actively monitor the impact that COVID-19 has on the results of our business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of our employees, customers, partners, suppliers and stockholders. As a result, our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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
No customer accounted for more than 10% of revenue for three months ended March 31, 2021. One customer accounted for 10.5% of revenue for the three months ended March 31, 2020. No customer accounted for more than 10% of the total accounts receivable balance as of March 31, 2021. One customer accounted for 10% of the total accounts receivable balance as of December 31, 2020.
Significant Accounting Policies
Other than the following updates to our accounting policies in conjunction with the issuance of the convertible debt in March 2021, there have been no material changes to our significant accounting policies as compared to those described in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Convertible Debt

We early adopted ASU 2020-06 as of January 1, 2021. Under the ASU, the separation models for convertible debt that contain cash conversion features accounted for as a cash conversion or beneficial conversion features is removed. We evaluated the terms of our debt and concluded that the instrument does not require separation and that there were no other derivatives that required separation. We have combined these features with the host contract and we account for our convertible debt as a single liability in long-term debt on our condensed consolidated balance sheet. The carrying amount of the liability is based on the gross proceeds, net of the unamortized transaction costs incurred related to the issuance of the convertible debt instrument. This difference represents a debt discount that is amortized to interest expense over the term of the convertible debt instrument using the effective interest rate method. We apply the if-converted method for calculation of diluted earnings per share for our convertible debt instrument.
Recently Adopted Accounting Pronouncements
On December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes, primarily by eliminating certain exceptions to ASC 740. This standard is effective for fiscal periods beginning after December 15, 2020. We adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on our consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The update removes separation models for convertible debt that contain cash conversion features accounted for as a cash conversion or beneficial conversion features. Under this ASU, these features will be combined with the host contract. ASU 2020-06 does not impact the accounting treatment for conversion features that are accounted for as a derivative under Topic 815. The update also requires the application of the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition, only at the beginning of an entity's fiscal year. Early adoption is permitted. We have elected to early adopt the standard as of January 1, 2021 using the modified retrospective method of transition. We evaluated the terms of our debt and concluded that the instrument does not require separation and that there were no other derivatives that required separation. As a result, there is no equity component and we recorded the convertible note as a single liability within long-term debt on our Condensed Consolidated Balance Sheet. We will apply the if-converted method for calculation of diluted earnings per share for our convertible debt instruments.

3. Revenue

Revenue recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The processing and recording of certain revenue requires a manual process, which uses a complex set of procedures to generate complete and accurate data to record these revenue transactions. We enter into contracts that can include various combinations of products and services, each of which are distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Nature of products and services

We primarily derive revenue from the sale of services to customers executing contracts in which the standard contract term is one year, although terms may vary by contract. Most of our contracts are non-cancelable over the contractual term. The majority of our usage based contracts commit the customer to a minimum monthly level of usage and specify the rate at which the customer must pay for actual usage above the monthly minimum. Beginning in the fourth quarter of 2020, we also offer subscriptions to access a unified security web application and application programming interface at a fixed rate.

Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for the three months ended March 31, 2021 and the three months ended March 31, 2020.

The following table presents our net revenue by geographic region:

	Three months ended March 31,
	2021	2020
	(in thousands)
United States	$62,734	$41,008
Asia Pacific	9,154	9,845
Europe	9,640	7,774
All other	3,324	4,297
Total revenue	$84,852	$62,924

The majority of our revenue is derived from enterprise customers, which are defined as customers with revenue in excess of $100,000 over the previous 12-month period. The following table presents our net revenue for enterprise and non-enterprise customers:

	Three months ended March 31,
	2021	2020
	(in thousands)
Enterprise customers	$75,465	$55,806
Non-enterprise customers	9,387	7,118
Total revenue	$84,852	$62,924

Contract balances

The timing of revenue recognition may differ from the timing of invoicing to customers. We have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue is recognized subsequent to invoicing.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized and consists of the unearned portions of edge cloud platform usage and billings to customers for our security subscription services. Amounts that have been invoiced for annual subscriptions, but not collected, are recorded in accounts receivable and in unearned revenue or in revenue depending on whether services have been delivered to the customer. Our payment terms and conditions vary by contract type. Payment terms on invoiced amounts are typically 15 to 45 days.

The following table presents our contract assets and contract liabilities as of March 31, 2021 and as of December 31, 2020:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Contract assets	$289	$387
Contract liabilities	$19,461	$18,020

The following table presents the revenue recognized during the three months ended March 31, 2021 and 2020 from amounts included in the contract liability at the beginning of the period:

	Three months ended March 31,
	2021	2020
	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$5,903	$178

Remaining performance obligations

As of March 31, 2021, we had $140.1 million of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods, respectively. We apply the practical expedient of ASC 606, which gives us the optional exemption from disclosing certain information about our remaining performance obligations for our service contracts for which the original contract duration is one year or less, such as the aggregate transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. The typical contract term is one year, although terms may vary by contract. As of March 31, 2021, we expect to recognize 81% of this balance over the next 12 months and the remainder within the following year.

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

As of March 31, 2021 and December 31, 2020, our costs to obtain contracts were as follows:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Deferred contract costs	$21,086	$19,332

During the three months ended March 31, 2021 and 2020, we recognized $1.4 million and $0.7 million of amortization related to deferred contract costs, respectively. These costs are recorded within the sales and marketing line item on the accompanying Condensed Consolidated Statements of Operations.

4.     Investments and Fair Value Measurements
Our total cash, cash equivalents and marketable securities consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents:
Cash	$7,940	$21,273
Money market funds	940,843	36,629
Commercial paper	—	4,998
Total cash and cash equivalents	$948,783	$62,900
Marketable securities:
Corporate notes and bonds	$8,753	$14,314
Commercial paper	63,358	41,445
U.S. Treasury securities	75,682	75,524
Total short-term marketable securities	$147,793	$131,283
Corporate notes and bonds	7,095	20,448
Foreign government and supranational securities	22,835	—
Total long-term marketable securities	$29,930	$20,448
Total marketable securities	$177,723	$151,731
As of March 31, 2021 and December 31, 2020, the majority of our securities were classified as available-for-sale as they have contractual maturities of one year or less. We have classified these securities as short-term, consistent with our intentions to hold the securities for less than 12 months. As of March 31, 2021 and December 31, 2020, we held certain securities that have contractual maturities greater than one year. We have classified these securities as available-for-sale as we do not intend to hold these securities to maturity. Accordingly, consistent with our intentions to hold the securities for more than 12 months, we have classified all securities as long-term and are included within the other assets line on our Condensed Consolidated Balance Sheet.
Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$15,853	$—	$(5)	$15,848
Commercial paper	63,358	—	—	63,358
U.S. Treasury securities	75,635	47	—	75,682
Foreign government and supranational securities	22,850	—	(15)	22,835
Total available-for-sale investments	$177,696	$47	$(20)	$177,723

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$14,297	$17	$—	$14,314
Commercial paper	41,445	—	—	41,445
U.S. Treasury securities	95,884	93	(5)	95,972
Total available-for-sale investments	$151,626	$110	$(5)	$151,731
There were no securities in a continuous loss position for 12 months or longer as of March 31, 2021 and December 31, 2020. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above, as we believe that the decrease in fair value of these securities is temporary.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$940,843	$—	$—	$940,843
Total cash equivalents	940,843	—	—	940,843
Marketable securities:
Corporate notes and bonds	—	15,848	—	15,848
Commercial paper	—	63,358	—	63,358
U.S. Treasury securities	—	75,682	—	75,682
Foreign government and supranational securities	—	22,835	—	22,835
Total marketable securities	—	177,723	—	177,723
Restricted cash:
Money market funds	980	—	—	980
Total restricted cash	980	—	—	980
Total financial assets	$941,823	$177,723	$—	$1,119,546

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$36,629	$—	$—	$36,629
Commercial paper	—	4,998	—	4,998
Total cash equivalents	36,629	4,998	—	41,627
Marketable securities:
Corporate notes and bonds	—	14,314	—	14,314
Commercial paper	—	41,445	—	41,445
U.S. Treasury securities	—	95,972	—	95,972
Total marketable securities	—	151,731	—	151,731
Restricted cash:
Money market funds	980	—	—	980
Total restricted cash	980	—	—	980
Total financial assets	$37,609	$156,729	$—	$194,338
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three months ended March 31, 2021 and 2020.

5.     Business Combinations

Signal Sciences

On October 1, 2020, we completed the acquisition of Signal Sciences. We acquired 100% of the voting rights of Signal Sciences and it is now our wholly-owned subsidiary. The acquisition is expected to expand our security portfolio and bolster our existing security offerings with our web application and API protection solutions.

Under the terms of the Merger Agreement, we acquired Signal Sciences for an aggregate purchase price of $759.4 million, consisting of approximately $223.0 million in cash and the balance in Class A Common Stock and equity consideration of $536.4 million. A total of 6,367,709 shares were issued, of which the fair value of 5,471,210 shares were attributed to purchase price and 896,499 shares, which are restricted as they are subject to revesting conditions, will be included in stock-based compensation as required service is provided. These restricted shares, which belong to the three co-founders of Signal Sciences, will revest on a quarterly basis over a 2-year period. All of these shares have a par value of $0.00002 per share.

As part of the acquisition, we assumed the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”) and the outstanding unvested options to purchase shares of common stock of Signal Sciences Corp. thereunder, and such options became exercisable to purchase shares of Fastly’s Class A common stock, subject to appropriate adjustments to the number of shares and the exercise price of each such option. In connection with the above, we registered 251,754 shares under the Signal Plan.

We assumed the aforementioned unvested options at the completion of the acquisition with an estimated fair value of $21.8 million. Of the total consideration, $1.1 million was allocated to the purchase price and $20.7 million was allocated to future services and will be expensed over the remaining requisite service periods of approximately 2.5 years on a straight-line basis. The estimated fair value of the stock options we assumed was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.1 was applied to convert Signal Sciences’ outstanding stock awards into shares of Fastly's Class A common stock.

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

The fair value of assets and liabilities acquired may change as additional information is received during the measurement period. The measurement period will end no later than one-year from the acquisition date. The purchase consideration was preliminarily allocated to the tangible and intangible assets and liabilities acquired as of the acquisition date, with the excess recorded to goodwill, which includes the value attributable to the assembled workforce, as shown below (in thousands):

Amount
Assets acquired
Cash and cash equivalents	$21,501
Other current assets	6,419
Intangible assets, net	124,100
Other non-current assets	8,094
Total assets acquired	$160,114
Liabilities assumed
Current liabilities	(14,755)
Non-current liabilities	(21,170)
Total liabilities assumed	$(35,925)
Net assets acquired	124,189
Total acquisition consideration	759,393
Goodwill transferred	$635,204

Identifiable finite-lived intangible assets were comprised of the following:

	Total (in thousands)	Estimated useful life (in years)
Customer relationships	$69,100	8.0
Developed technology	49,500	5.0
Trade name	3,300	3.0
Backlog	2,200	2.0
Total intangible assets acquired	$124,100
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

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies, or the effect of the incremental costs incurred from integrating these companies. For pro forma purposes, 2020 earnings were adjusted to exclude acquisition-related costs. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

The unaudited pro forma financial information was as follows (in thousands):

(Unaudited)
For the year ended December 31, 2020
(in thousands)
Revenue	$313,665
Net loss	$(159,248)

6.     Balance Sheet Information
Property and equipment, net
Property and equipment, net consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
Computer and networking equipment	$137,076	$129,998
Leasehold improvements	3,804	3,817
Furniture and fixtures	1,092	1,092
Office equipment	658	659
Internal-use software	23,429	22,066
Property and equipment, gross	$166,059	$157,632
Accumulated depreciation and amortization	(67,451)	(61,653)
Property and equipment, net	$98,608	$95,979

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2021 and 2020 was approximately $6.4 million and $4.7 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $0.9 million and $0.6 million for both the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, the unamortized balance of capitalized internal-use software costs on our Condensed Consolidated Balance Sheets was approximately $14.7 million and $14.2 million, respectively.
We lease certain networking equipment from various third parties, through equipment finance leases. Our networking equipment assets as of March 31, 2021 and December 31, 2020, included a total of $38.2 million and $36.2 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $7.9 million and $6.7 million as of March 31, 2021 and December 31, 2020, respectively.
Other assets
Other assets consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
Prepaid commissions	$21,086	$19,332
Marketable securities	29,930	20,448
Restricted cash	893	893
Other assets	5,014	4,692
Total accrued expenses	$56,923	$45,365
Accrued expenses
Accrued expenses consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
Accrued compensation and related benefits	$20,345	$17,840
Sales and use tax payable	6,378	6,274
Accrued acquisition-related costs	370	2,208
Accrued colocation and bandwidth costs	3,903	3,644
Other accrued liabilities	5,324	4,368
Total accrued expenses	$36,320	$34,334
Other Current Liabilities
Other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
Deferred revenue, current	$18,171	$15,916
Accrued computer and networking equipment	262	3,126
Liability for early-exercised stock options	255	255
Other current liabilities	348	380
Total other current liabilities	$19,036	$19,677
Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
Deferred revenue, non-current	$1,290	$2,104
CARES Act payroll tax deferral	1,676	1,676
Other long-term liabilities	554	620
Total other long-term liabilities	$3,520	$4,400

7.     Leases

We have operating leases for corporate offices and data centers ("Colocation leases"), and finance leases for networking equipment. Our leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the leases.

We also sublease a portion of our corporate office spaces. Subleases have remaining lease terms of 4 years. Sublease income was $0.3 million for both the three months ended March 31, 2021, and 2020.

The components of lease cost were as follows:

	Three months ended March 31,	Three months ended March 31,
	2021	2020
	(in thousands)
Operating lease cost:
Operating lease cost	$6,352	$4,935
Variable lease cost	1,358	1,041
Short-term lease cost	—	—
Total operating lease costs	$7,710	$5,976

Finance lease cost:
Amortization of assets under finance lease	$1,234	$686
Interest	330	119
Total finance lease costs	$1,564	$805

Other information related to leases was as follows:

	Three months ended March 31,	Three months ended March 31,
	2021	2020
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases liabilities included in cash from operating activities	$6,365	$4,272
Payments for finance leases interest included in cash from operating activities	$330	$119
Payments for finance leases liabilities included in cash from financing activities	$2,951	$1,593

Assets obtained in exchange for lease obligations:
Operating leases	$8,824	$2,380
Finance leases	$2,009	$1,990

	As of March 31,	As of December 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	4.46	4.44
Finance leases	2.34	2.51

Weighted Average Discount Rate
Operating leases	5.62%	5.68%
Finance leases	5.10%	5.12%

As of March 31, 2021, we had undiscounted commitments of $2.3 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2021 with lease terms of 3 years to 5 years.

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2021	$23,861	$9,215
2022	17,078	10,169
2023	11,330	6,642
2024	9,343	60
2025	8,915	—
Thereafter	9,451	—
Total future minimum lease payments	$79,978	$26,086
Less: imputed interest	(9,638)	(1,528)
Total liability	$70,340	$24,558

8.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2021 are as follows:

Three months ended March 31, 2021
(in thousands)
Balance as of December 31, 2020	$635,590
Foreign currency translation and other adjustments	55
Balance as of March 31, 2021	$635,645
As of March 31, 2021 and December 31, 2020, our intangible assets consisted of the following:

	As of March 31, 2021			As of December 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,100	$(4,319)	$64,781	$69,100	$(2,053)	$67,047
Developed technology	49,500	(4,950)	44,550	49,500	(2,475)	47,025
Trade names	3,300	(550)	2,750	3,300	(275)	3,025
Internet protocol addresses	2,891	(650)	2,241	2,891	(578)	2,313
Backlog	2,200	(550)	1,650	2,200	(275)	1,925
In-process research and development ("IPR&D")	368	—	368	368	—	368
Domain name	39	—	39	39	—	39
Total intangible assets	$127,398	$(11,019)	$116,379	$127,398	$(5,656)	$121,742
Our intangible assets are comprised of customer relationships, developed technology, trade names and backlog, which were added from the Signal Sciences acquisition in 2020, in addition to internet protocol address costs, domain name costs, and IPR&D. Customer relationships, developed technology, trade names, backlog, internet protocol addresses, and domain name intangible assets are subject to amortization. We did not purchase additional intangible assets during the three months ended March 31, 2021 and 2020.
Amortization expense was $5.4 million and less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively. We perform tests for impairment of goodwill and long-lived assets on an annual basis as of October 31 or more frequently if events or changes in circumstances indicate that our long-lived assets might be impaired. We did not record any impairment charges during both the three months ended March 31, 2021 and 2020.
The annual expected amortization expense of intangible assets subject to amortization as of March 31, 2021 is as follows:

As of March 31, 2021
(in thousands)
Remainder of 2021	$15,780
2022	20,765
2023	19,665
2024	18,830
2025	16,352
Thereafter	24,619
Total	$116,011

9.     Debt Instruments
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
In November 2020, we terminated the Revolving Credit Agreement in accordance with its terms. In connection with the termination of the Revolving Credit Agreement, we repaid the then outstanding aggregate principal amount of $20.3 million, as well as any accrued and unpaid interest, as of the termination date. The associated restriction on the collateralized cash of $70.1 million was also released, accordingly.

Senior Secured Credit Facilities Agreement

On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million with a maturity date of February 16, 2024. The Credit Agreement bears interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% - 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% - 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. We recorded $0.6 million of debt issuance costs associated with the Credit Agreement in other assets on our condensed consolidated balance sheet. During the three months ended March 31, 2021, no amount was drawn down on our Credit Agreement. As of March 31, 2021, and no amount was outstanding under the Credit Agreement.

Convertible Senior Notes

On March 5, 2021, we issued approximately $948.8 million aggregate principal amount of our 0% convertible senior notes due 2026 (the “Notes”), including the exercise in full by the initial purchasers of their option to purchase up to an additional approximately $123.8 million principal amount of the Notes. The Notes were issued in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. The Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The net proceeds from the issuance of the Notes were approximately $930.0 million after deducting the initial purchasers’ discounts and transaction costs.

We may not redeem the Notes prior to March 20, 2024. On or after March 20, 2024, we may redeem for cash, all or any portion of the Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. No sinking fund is provided for the Notes.

Holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price, as defined in the indenture agreement governing the Note filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2021, per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate on each such trading day; (iii) if we call such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.

Upon conversion, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election. The initial conversion rate is 9.7272 shares of Class A common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $102.80 per share of Class A common stock. The conversion rate is subject to adjustment as described in the indenture governing the Notes but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date of the Notes or if we deliver a notice of redemption in respect of the Notes, we will, in certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes, in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related redemption period, as the case may be.

The indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the Notes become automatically due and payable. If we undergo a fundamental change, as defined in the indenture agreement governing the Notes, then subject to certain conditions and except as described in the indenture governing the Notes, holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.

We evaluated the terms of our debt and concluded that the instrument does not require separation and that there were no other derivatives that required separation. As such, we have combined these features with the host contract and we account for our convertible debt as a single liability in long-term debt on our condensed consolidated balance sheet. The initial purchasers' discounts and transaction costs of $18.8 million incurred related to the issuance of the Notes were classified as liability and represents the difference between the principal amount of the Notes and the liability component (the “debt discount”), which is amortized to interest expense using the effective interest method over the term of the Notes.

As of March 31, 2021, the conversion conditions have not been met and therefore the Notes are not yet convertible.

The following table reflects the carrying values of the debt agreements as of March 31, 2021:

As of March 31, 2021
(in thousands)
Convertible Senior notes (effective interest rate of 0.40%)
Principal amount	$948,750
Less: unamortized debt issuance costs	(18,459)
Less: current portion of long-term debt	—
Long-term debt, less current portion	$930,291
Total interest expense related to debt, excluding interest expense related to our finance leases now separately disclosed in Note 7—Leases, for the three months ended March 31, 2020, was $0.3 million, $0.2 million of which related to the Revolving Credit Agreement, and $0.1 million of which related to finance lease agreements and other costs.

10.     Commitments and Contingencies
Finance and Operating Lease Commitments
Our commitments include commitments under our non-cancelable facilities and colocation operating leases (i.e. data center leases), as well as finance leases for networking equipment. Refer to Note 7—Leases for further details and disclosures around their minimum future purchase commitments as of March 31, 2021.
Purchase Commitments
As of March 31, 2021, we had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors). We also have long-term commitments for various non-cancelable software as a service ("SaaS") agreements.
Our minimum future commitments related to our purchase commitments as of March 31, 2021 were as follows:

	Cost of Revenue Commitments	SaaS agreements	Total Purchase Commitments
	(in thousands)
Remainder of 2021	$21,712	$7,281	$28,993
2022	7,821	9,009	16,830
2023	55	9,000	9,055
2024	42	—	42
2025	42	—	42
Thereafter	46	—	46
Total	$29,718	$25,290	$55,008
Sales and Use Tax
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with U.S. GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $6.4 million and $6.3 million as of March 31, 2021 and December 31, 2020, respectively. These estimates are based on several key assumptions, including the taxability of our products, the jurisdictions in which we believe we have nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.
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
On August 27, 2020, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Marcos Betancourt v. Fastly, Inc., et al. (Case No. 4:20-cv-06024-PJH) naming as defendants us and certain of our officers. On September 15, 2020, a substantively identical complaint was filed against the same defendants in the same court, captioned Rami Habib v. Fastly, Inc., et al. (Case No. 4:20-cv-06454-JST). On September 27, 2020, the court consolidated the two cases into one putative class action, captioned In re Fastly, Inc. Securities Litigation. On February 10, 2021, the Court appointed lead plaintiff (“Lead Plaintiff”) and lead counsel. On April 12, 2021, Lead Plaintiff filed a consolidated complaint (the “Consolidated Complaint”). The Consolidated Complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC Rule 10b-5 by making materially false or misleading statements between May 6, 2020 and October 14, 2020 regarding the Company’s business and financials, including allegations that the Company failed to disclose the identity of one of its largest customers. The Lead Plaintiff also alleges that certain of the Company’s officers violated Section 20(a) of the Exchange Act. The Lead

Plaintiff seeks class certification, an award of unspecified compensatory damages, and other relief. The deadline for defendants to file a motion to dismiss is June 11, 2021.
On December 28, 2020, certain of our officers and directors were named as defendants in a shareholder derivative action filed in the United States District Court for the District of Delaware, captioned Wei v. Bixby, et al., Case No. 1:20-cv-01773-MN. On February 2, 2021, a substantially similar shareholder derivative complaint was filed against the same defendants in the same court, captioned Kristen Gorenberg v. Bixby et al., Case No. 1:21-cv-00136. The derivative complaints assert, inter alia, breach of fiduciary duty claims. On March 15, 2021, the Court consolidated the cases and stayed the consolidated derivative action until after resolution of our anticipated motion(s) to dismiss in the above-referenced securities class action. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and our officers and directors.
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

As of March 31, 2021, we have not accrued for any loss contingencies on the above mentioned lawsuits as we do not believe an outcome resulting in a loss is probable. We will accrue for loss contingencies if it becomes both probable that we will incur a loss and if we can reasonably estimate the amount or range of the loss.

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
As of March 31, 2021 and December 31, 2020, 104.9 million and 103.4 million shares of Class A common stock were issued and outstanding, respectively. As of March 31, 2021 and December 31, 2020, 9.9 million and 10.2 million shares of Class B common stock were issued and outstanding, respectively.
Our amended and restated certificate of incorporation includes an automatic conversion provision, which, on the date when the outstanding shares of our Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock (the “Sunset Trigger Date”), all our outstanding shares of Class B common stock will automatically convert into the same number of shares of Class A common stock under the terms of our amended and restated certificate of incorporation on the trading day falling nine months after the Sunset Trigger Date ("the Conversion"). No additional Class B shares may be issued following the Conversion. On October 12, 2020, the outstanding shares of our Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. As a result, all our outstanding shares of Class B common stock will automatically convert into the same number of shares of Class A common stock on July 12, 2021.
Preferred Stock
Our Amended and Restated Certificate of Incorporation, as amended and restated in May 2019, also authorizes the issuance of 10.0 million shares of preferred stock, at a par value per share of $0.00002, with rights and preferences, including voting rights, designated from time to time by the Board of Directors (the "Board"). As of both March 31, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.
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
As of both March 31, 2021 and December 31, 2020, there were 23.6 million shares of Class B common stock reserved for issuance pursuant to outstanding stock options under the 2011 Plan. As of March 31, 2021 and December 31, 2020, there were no shares of Class B common stock available for issuance for future grants under the 2011 Plan.

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
As of March 31, 2021 and December 31, 2020, there were 25.1 million shares and 19.4 million shares of Class A common stock reserved for issuance under the 2019 Plan, respectively. As of March 31, 2021 and December 31, 2020, there were 18.2 million and 12.8 million Class A common stock available for issuance under the 2019 Plan, respectively. In October, 2020, as part of the acquisition of Signal Sciences, we assumed the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”) and the outstanding unvested options to purchase shares of common stock of Signal Sciences thereunder, and such options became exercisable to purchase shares of Fastly’s Class A common stock, subject to appropriate adjustments to the number of shares and the exercise price of each such option. In connection with the above, we registered 251,754 shares under the Signal Plan.
In May 2019, in conjunction with our IPO, our Board and stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year.

As of March 31, 2021 and December 31, 2020, there were 4.6 million shares and 3.5 million shares of Class A common stock reserved for issuance under the ESPP, respectively. As of March 31, 2021 and December 31, 2020, there were 4.0 million shares and 2.8 million shares of Class A common stock available for future issuance under the ESPP, respectively.

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
The following table summarizes stock option activity during the three months ended March 31, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2020	6,963	$5.63	6.7	$569,094
Granted	—	—
Exercised	(600)	4.53
Cancelled/forfeited	(83)	11.03
Outstanding at March 31, 2021	6,280	$5.67	6.4	$386,932
Vested and exercisable at March 31, 2021	4,055	$3.97	5.7	$256,732
Unvested and exercisable at March 31, 2021	268	$6.36	7.5	$16,343
The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $43.1 million and $20.2 million, respectively.
The total grant date fair value of employee options vested for the three months ended March 31, 2021 and 2020 was $4.1 million and $2.3 million, respectively.
There were no options granted during the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021 and 2020, we recorded stock-based compensation expense from stock options of approximately $3.7 million and $1.8 million, respectively.
As of March 31, 2021, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $23.3 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
Early Exercise of Stock Options
Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the accompanying Condensed Consolidated Balance Sheets and reclassified into equity as the options vest. As of March 31, 2021 and December 31, 2020, a total of 76,612 and 90,977 shares of Class B Common Stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of approximately $0.3 million and $0.4 million as of March 31, 2021 and December 31, 2020, respectively, is recorded in other current liabilities and other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

The activity of non-vested shares as a result of early exercise of options granted to employees and non-employees, is as follows:

Three months ended March 31,
2021
(in thousands)
Beginning balance as of December 31, 2020	91
Early exercise of options	—
Vested	(14)
Repurchased	—
Ending balance as of March 31, 2021	77
Restricted Stock Units ("RSUs")
We began granting RSUs under the 2019 Plan during the fiscal year ended December 31, 2019. The fair value of RSUs is based on the grant date fair value and is expensed on a straight-line basis over the applicable vesting period. RSUs granted to new hires typically vest over four years, at the rate of 25% on the first anniversary of the vest date and ratably on a quarterly basis over the remaining 36-month period thereafter. RSUs granted to existing employees typically vest in equal quarterly installments over a four year service period. All vesting is contingent on continued service. Forfeitures are recognized as they occur.
The following table summarizes RSU activity during the three months ended March 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2020	4,520	$30.01
Granted	405	91.31
Vested	(471)	24.96
Cancelled/forfeited	(73)	40.38
Unvested RSUs as of March 31, 2021	4,381	$36.06
During the three months ended March 31, 2021 and 2020, we recognized stock-based compensation expense related to RSUs of $13.2 million and $4.1 million, respectively.
As of March 31, 2021, total unrecognized stock-based compensation cost related to non-vested RSUs was $145.4 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.95 years.
Stock Subject to Revest ("Revest Shares")
In conjunction with the acquisition of Signal Sciences in 2020, a restriction was placed on 896,499 shares belonging to the three co-founders of Signal Sciences to make them subject to revesting on a quarterly basis over a 2 year period. Refer to Note 5—Business Combinations for further details.
The activity of revest shares granted to these employees is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested revest shares as of December 31, 2020	784	$97.84
Vested	(112)	97.84
Cancelled/forfeited	—
Unvested revest shares as of March 31, 2021	672	$97.84

For the three months ended March 31, 2021, we recognized stock-based compensation expense related to revest shares of $11.0 million.
As of March 31, 2021, total unrecognized stock-based compensation cost related to revest shares was $65.7 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years.
Performance-Based Restricted Stock Units ("PSUs")
In March 2020, we granted a maximum total of 87,918 shares of PSUs to certain employees of the Company, pursuant to the Company's 2019 Equity Incentive Plan. The PSUs granted reflect a maximum of 200% of target performance and represent the right of the employees to be issued on a future date, one (1) share of Class A common stock for each RSU received that will vest on the applicable vesting date. On November 2, 2020, the Compensation Committee of the Board of Directors set the performance conditions related to the previously granted PSUs. The performance conditions are based on the level of achievement of certain Company and individual targets related to Fastly's operating plan for the fiscal year 2020 ("2020 operating plan"). The PSUs would vest at 50% of the target if the Company achieves 90% performance under the 2020 operating plan, 100% of the target if the Company achieves 100% performance under the 2020 operating plan and 200% of the target if the Company achieves 110% performance or greater under the 2020 operating plan. These awards were eligible to vest linearly within those parameters. Subject to employees’ continuous service with the Company through each vesting date, based on the extent of such targets achieved, 25% of the number of PSUs credited to them upon certification of achievement will vest on February 15, 2021, May 15, 2021, August 15, 2021, and November 15, 2021, respectively. Based on the results of the 2020 operating plan, the actual award was reduced to 75,828 shares which represents attainment of 172%. As a result, 12,090 shares subject to the PSUs were cancelled.

In February 2021, we granted a maximum total of 70,680 shares of PSUs to certain employees of the Company, pursuant to the Company’s 2019 Equity Incentive Plan. The PSUs granted reflect a maximum of 150% of target performance and represent the right of the employees to be issued on a future date, one (1) share of Class A common stock for each RSU received that will vest on the applicable vesting date. The performance conditions were set and approved on the date of grant and are based on the level of achievement of certain Company and individual targets related to Fastly's operating plan for the fiscal year 2021 ("2021 operating plan"). The PSUs will vest at 50% of the target if the Company achieves 90% performance under the 2021 operating plan, 100% of the target if the Company achieves 100% performance under the 2021 operating plan and 150% of the target if the Company achieves 110% performance or greater under the 2021 operating plan. These awards will be eligible to vest linearly within those parameters. Subject to employees’ continuous service with the Company through each vesting date, based on the expected extent of such targets achieved, 25% of the total RSUs on February 15, 2022 and thereafter in 12 equal quarterly installments (i.e. 6.25% of the total RSUs will vest per quarter) on May 15, August 15, November 15, and February 15.

The activity of PSUs granted to employees is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested PSUs as of December 31, 2020	88	$65.11
Granted	71	102.06
Vested	(19)	65.11
Cancelled/forfeited	(12)	65.11
Unvested PSUs as of March 31, 2021	128	$85.58

As of March 31, 2021, we recorded $2.1 million in stock-based compensation based on the extent of the performance conditions that were deemed probable of achievement.
As of March 31, 2021, total unrecognized stock-based compensation cost related to PSUs was $8.3 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
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
We estimated the fair value of shares granted under the ESPP on the first date of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2021	2020
Fair value of common stock	$24.07	$6.02
Expected term (in years)	0.49	0.50
Risk-free interest rate	0.10%	1.59%
Expected volatility	50.0%	43.0%
Dividend yield	—%	—%
    During the three months ended March 31, 2021 and 2020, we withheld $3.4 million and $2.2 million in contributions from employees, respectively, and recognized $1.2 million and $0.7 million in stock-based compensation expense related to the ESPP, respectively.
No common stock was issued under the ESPP in the three months ended March 31, 2021, nor in the three months ended March 31, 2020.
Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2021	2020
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenue	$1,186	$615
Research and development	7,958	1,671
Sales and marketing	5,008	1,483
General and administrative	16,686	2,560
Total	$30,838	$6,329
For the three months ended March 31, 2021 and 2020, we capitalized $0.4 million and $0.2 million of stock-based compensation expense, respectively.

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

	Three months ended March 31,
	2021		2020
	Class A(1)	Class B(2)	Class A(1)	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(46,184)	$(4,499)	(8,196)	$(3,794)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	104,002	10,132	65,210	30,191
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.44)	$(0.13)	$(0.13)
__________
(1)Class A common stock includes the issuance of 12.9 million shares of Class A common stock issued by us in connection with our IPO and the shares issued in connection with our follow-on offering on May 26, 2020. It also includes shares issued upon the exercise of options and vesting of RSUs granted subsequent to our IPO, shares issued as part of our prior acquisitions, and converted Common B shares.
(2)Class B common stock includes, for all periods presented, common stock issued prior to the IPO and the conversion of all of our preferred stock into an aggregate of 53.6 million shares of our Class B common stock upon closing of the IPO. Some of these shares have subsequently been converted into shares of Class A common stock.

Since we were in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. We apply the if-converted method for calculation of diluted earnings per share for our convertible debt instruments. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

	Number of Shares
	As of March 31,
	2021	2020
	(in thousands)
Stock options	6,280	10,101
RSUs	4,381	2,702
PSUs	128	88
Revest shares	672	—
Early exercised stock options	77	163
Common stock warrants	—	183
Shares issuable pursuant to the ESPP	92	185
Convertible senior notes (if-converted)	9,229	—
Total	20,859	13,422

13.     Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
In the three months ended March 31, 2021 and 2020, we recorded income tax expenses of $0.2 million and $0.8 million, respectively.
We continue to maintain a full valuation allowance on our U.S. Federal and state net deferred tax assets. The tax expense for the three months ended March 31, 2021 and 2020 was primarily due to foreign and state income tax expense.

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
Long-Lived Assets
The following table presents long-lived assets by geographic region:

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
United States	$64,263	$65,054
All other countries	34,345	30,925
Total long-lived assets	$98,608	$95,979

15.     Subsequent Events

On May 5, 2021, the Company announced that Adriel Lares will step down from his office as Chief Financial Officer of the Company. The Company announced that Mr. Lares will continue to serve as Chief Financial Officer while the Company seeks to appoint a new Chief Financial Officer and such Chief Financial Officer’s employment has commenced (such date, the “Effective Date”). Thereafter, Mr. Lares will serve as an advisor through December 31, 2021. During this time (the “Transition Period”), Mr. Lares will receive the same compensation as he currently is receiving, and previously granted equity awards will continue to vest in accordance with their terms.

The Company has entered into an agreement (the “Transition and Separation Agreement”) with Mr. Lares, which provides for Mr. Lares’ transition as described above. The Transition Period may be terminated earlier by the Company or Mr. Lares with or without cause, as defined in the Company’s Executive Change in Control and Severance Benefit Plan (the “Severance Plan”), or advance notice. The Transition and Separation Agreement provides for a customary release of claims by Mr. Lares and reaffirmation of his obligations under an employee inventions and proprietary rights assignment agreement.

If the Company terminates Mr. Lares’ employment without cause, or Mr. Lares resigns for any reason, Mr. Lares will be entitled to (i) a lump sum severance amount equal to nine months of his base salary in effect as of the Effective Date, (ii) payment of continued health coverage for him and his eligible dependents under COBRA for a period of up to nine months, or a taxable lump sum payment in lieu of such payment, and (iii) if such termination occurs prior to the earlier of December 31, 2021 and the Effective Date, receive accelerated vesting of all outstanding equity awards that would have vested if he had remained an employee for an additional 12 months after the termination date.

If Mr. Lares remains employed until the earlier of either December 31, 2021 or the date following the Effective Date and where he has assisted with transition matters to the reasonable satisfaction of the Company, in addition to the vesting acceleration in (iii) above, Mr. Lares will be entitled to receive accelerated vesting of his restricted stock unit awards granted in August 2019 and April 2020. In addition, Mr. Lares will be entitled to exercise all of his outstanding stock options until April 30, 2022.

If the Company terminates the employment relationship for cause, as defined in the Severance Plan, prior to December 31, 2021, Mr. Lares will not be entitled to any of the severance benefits described above and will immediately forfeit all outstanding and unvested equity awards.

On May 5, 2021, the Company also announced that it is conducting a search process for a new Chief Financial Officer.

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
Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of four key components: a programmable edge, a software-defined modern network, safety in depth, and a philosophy of customer empowerment. Our programmable edge provides developers with real-time visibility and control, where they can write and deploy code in a serverless environment and to push application logic to the edge. It supports modern application delivery processes, freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. It is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. Our 130 terabit software-centric network is located across 58 markets as of March 31, 2021. We define markets as unique metropolitan areas where we have one or more Points of Presence ("POPs"). Our safety in depth approach integrates security into multiple layers of development: architecture, engineering, and operations. That's why we invest in building security into the fabric of our platform, alongside performance. We provide developers and security operations teams with a fast, safe environment to create, build, and run modern applications.

Our platform provides developers and security operations teams with solutions that foster innovation without impacting performance. Finally, being developers ourselves, we empower customers to build great things while supporting their efforts through frictionless tools and a deeply technical support team that facilitates ongoing collaboration.

We serve both established enterprises, mid-market companies and technology-savvy organizations. Our customers represent a diverse set of organizations across many industries with one thing in common: they are competing by using the power of software to build differentiation at the edge. With our edge cloud platform, our customers are disrupting existing industries and creating new ones. For example, several of our customers have reinvented digital publishing by connecting readers through subscription models to indispensable content, helping people understand the world through deeply reported independent journalism. Our customers’ software applications use our edge cloud platform to deliver consistently excellent experiences, such as online shopping, fast and more secure financial transactions, and broadcast quality live streaming on any device. The range of applications that developers build with our edge cloud platform continues to expand rapidly.

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
We are continuing to bring new innovations to our edge cloud platform and software-defined modern network architecture, and are seeing an increased interest from customers in our programmable edge computing solution. The success of these direct selling efforts is reflected by our 336 enterprise customers, which excludes Signal Sciences enterprise customers, as of March 31, 2021 that generated 90% of our total revenue for the trailing 12 months ended March 31, 2021.
Our usage-based revenue grows as our customers' websites and applications deliver, process, and protect more traffic, as they adopt more features of our edge platform and as they more broadly adopt our platform across their organizations. A meaningful indicator of the increased activity from our existing customers is our Dollar-Based Net Expansion Rate ("DBNER"), Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR"), metrics used in measuring the revenue growth from existing customers attributed to increased usage of our platform and purchase of additional services.

The financial results of Signal Sciences have been consolidated into our financial results for the three months ended March 31, 2021. We have excluded Signal Sciences from certain key metrics this quarter, including DBNER, NRR and LTM NRR. We intend to begin reporting these key metrics on a consolidated basis later on in 2021. Excluding Signal Sciences, our DBNER was 139.3% and 133.0% for the trailing 12 months ended March 31, 2021 and 2020, respectively. Excluding Signal Sciences, our NRR was 107.1% and 129.6% for the trailing twelve months ended March 31, 2021 and 2020, respectively. Excluding Signal Sciences, our LTM NRR was 133.2% and 129.3% for the trailing 12 months ended March 31, 2021 and 2020, respectively. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric.

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
We have achieved significant growth in recent periods. For the three months ended March 31, 2021 and 2020, our revenue was $84.9 million and $62.9 million, respectively, an increase of 35%. Our 10 largest customers generated an aggregate of 35% and 31% of our revenue in the trailing 12 months ended March 31, 2021 and 2020, respectively. We incurred a net loss of $50.7 million and $12.0 million in the three months ended March 31, 2021 and 2020, respectively.

Recent Events
Senior Secured Credit Facilities Agreement
On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million.

Convertible Senior Notes

In March 2021, we issued approximately $948.8 million aggregate principal amount of 0% convertible senior unsecured notes due in 2026 (the "Notes") in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act.

Please refer to Note 9 — Debt Instruments for details on our Senior Secured Credit Facilities Agreement and our Convertible Senior Notes.

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
In addition, we cannot be certain what actions the U.S. or another country's government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in other countries, target those countries as a market or that have strong business ties to such countries. For example, our largest customer during the year ended December 31, 2020 has strong business ties to China and significantly reduced its usage of our platform in the later part of 2020. We believe this was in response to various actions taken by the U.S. and other governments against them. Further reductions in this, or other, customer's traffic levels could have an additional negative impact on our business.

For additional details, refer to the section titled "Risk Factors."
International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations. Excluding Signal Sciences, as of March 31, 2021 and 2020, we had 1,208 and 931 customers that were headquartered outside of the United States, respectively, representing 53% and 51% of our total customers as of March 31, 2021 and 2020, respectively.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud platform. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network, resulting in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended March 31, 2021 and 2020, our research and development expenses as a percentage of revenue was 34% and 23%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, on October 1, 2020, we acquired Signal Sciences, a security software company that provides protection from web, API, and mobile security threats.

Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our total investment in property and equipment for the three months ended March 31, 2021 was $9.1 million representing 11% of our revenue in the period. We expect our investment in property and equipment to increase on an absolute basis and may increase as a percentage of revenue in future periods. Our gross margins and operating results are impacted by these investments. As of March 31, 2021, our network is located in 58 markets across 26 countries.
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
Uncertainty of the Coronavirus (COVID-19) Pandemic
The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiation of their contracts. In addition, a portion of our revenue is related to usage of our platform in connection with live events, such as sporting events, that have continued to be impacted. Usage of our platform fluctuated following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19, and we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our platform, or to the same extent, as the COVID-19 pandemic begins to taper off or when it has ended. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impacts of the pandemic remains uncertain. Our results of operations could be materially above or below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, and/or cause our stock price to decline.

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners and customers. For example, we experienced delays in the ramping of new traffic due to travel and data center restrictions in South Asia that delayed network build outs and the timing of customer code freezes, each affected in part due to COVID-19-related issues. In March 2020, we closed all of our offices, suspended non-essential travel, cancelled or postponed Fastly-sponsored in-person events, and we are not permitting in-person employee attendance at industry events or work-related meetings. We have instead shifted to hosting virtual events, including Altitude, our signature Fastly event. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions have affected our ability to conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could affect our compliance certifications and cause customers to reduce or cease using our services. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and our customer ramping and onboarding process, delays in recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired in the future, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future.

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

	March 31,
	2021	2020
Number of customers (as of end of period) (excludes Signal Sciences)	2,207	1,837
Number of enterprise customers (as of end of period) (excludes Signal Sciences)	336	297
Number of customers (as of end of period) (Signal Sciences)	293	—
Number of enterprise customers (as of end of period) (Signal Sciences)	86	—
Dollar-Based Net Expansion Rate ("DBNER") (trailing 12 months) (excludes Signal Sciences)	139.3%	133.0%
NRR (as of end of period) (excludes Signal Sciences)	107.1%	129.6%
LTM NRR (trailing 12 months) (excludes Signal Sciences)	133.2%	129.3%
Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the period, and are active as of the end of the period. In addition to our paying customers, we also have trial, developer, nonprofit and open source program, and other non-paying accounts that are excluded from our customer count metric. Excluding Signal Sciences, as of March 31, 2021 and 2020, we had 2,207 and 1,837 customers, respectively. As of March 31, 2021, Signal Sciences had 293 total customers, some of which overlap with existing Fastly customers.
Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. Excluding Signal Sciences, as of March 31, 2021, we had 336 enterprise customers which generated 90% of our revenue for the trailing 12 months ended March 31, 2021. As of March 31, 2020, we had 297 enterprise customers which generated 88% of our revenue for the trailing 12 months ended March 31, 2020. We believe the recruitment and cultivation of enterprise customers is critical to our long-term success. As of March 31, 2021, Signal Sciences had 86 enterprise customers, some of which overlap with existing Fastly enterprise customers. Signal Sciences enterprise customers are defined as customers that spend $100,000 or more on an annualized basis, in other words, spending $8,333.34 or more per month as of March 31, 2021.

Dollar Based Net Expansion Rate ("DBNER") (Excludes Signal Sciences)
Our ability to generate and increase our revenue is dependent upon our ability to increase the number of new customers and usage of our platform and increase the purchase of additional products by our existing customers. We track our growth, in part, by measuring our DBNER. Our DBNER increases when customers increase their usage of our platform or purchase additional products, and declines when they reduce their usage, benefit from lower pricing on their existing usage, or curtail their purchases of additional products. We believe DBNER is a key metric in measuring the long-term value of our customer relationships and our ability to grow our revenue through increased usage of our platform and purchase of additional products by our existing customers. However, our calculation of DBNER indicates only expansion among continuing customers and does not indicate any decrease in revenue attributable to former customers, which may differ from similar metrics of other companies.
We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended March 31, 2021, we divide (i) revenue, for the trailing 12 months ended March 31, 2021, from customers that entered into a customer agreement on or before March 31, 2020 , and that remained customers as of March 31, 2021, by (ii) revenue, for the trailing 12 months ended March 31, 2020, from the same set of customers.
For the trailing 12 months ended March 31, 2021 and 2020 our DBNER was 139.3% and 133.0%, respectively. We believe that an annual cohort analysis of our customers demonstrates our success in customer expansion. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2018, 2019, and 2020 are referred to as the 2018 Cohort, 2019 Cohort, and 2020 Cohort respectively. As described above, our customers tend to increase their usage of our platform in their second year, which is typically followed by more modest increases in usage, if any, in ensuing years. For example, the DBNER for the 2018 Cohort was 310.6% for the year ended December 31, 2019. However, the DBNER for the 2018 Cohort was 163.2% for the year ended December 31, 2020, which generally represents their third year as a customer, depending on when they entered into a customer agreement. While DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts, we expect our DBNER to decrease as customers that have used our platform for more than two years become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR") (Excludes Signal Sciences)
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current" period month) compared to the last month of the same period one year prior (the “prior" period month), and includes revenue contraction due to billing decreases or customer churn, revenue expansion due to billing increases, but excludes revenue from new customers. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the last month of the quarters ended March 31, 2021 and 2020 our NRR was 107.1% and 129.6%, respectively.

Our LTM NRR is intended to be supplemental to our NRR as we believe that it removes some of the volatility that is inherent in a usage-based business model. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the last month of the quarters ended March 31, 2021 and 2020 our LTM NRR was 133.2% and 129.3%, respectively.

Key Components of Statement of Operations
Revenue
We derive our revenue primarily from usage-based fees earned from customers using our platform. We also earn fixed-rate recurring revenue from certain products, services and subscriptions, including revenue from Signal Sciences customers.
Our usage-based fees earned from customers are generally billed in arrears. Our security products are primarily annual subscriptions that are billed in advance. Many customers have tiered usage pricing which reflects discounted rates as usage increases. For most contracts, usage charges are determined on a monthly basis based on actual usage within the month and do not impact usage charges within any other month. Our larger customers often enter into contracts that contain minimum billing commitments and reflect discounted pricing associated with such usage levels.
We define U.S. revenue as revenue from customers that have a billing address in the United States, and we define international revenue as revenue from customers that have a billing address outside of the United States. Our revenue has been and will continue to be impacted by new and existing customers’ usage of our products, international expansion, and the success of our sales efforts.
Cost of Revenue and Gross Margin
Cost of revenue consists primarily of fees paid for bandwidth, peering, and colocation. Cost of revenue also includes personnel costs, such as salaries, benefits, bonuses, and stock-based compensation for our customer support and infrastructure employees, and non-personnel costs, such as amortization of capitalized internal-use software development costs and depreciation of our network equipment and amortization of certain intangible assets. Our arrangements with network service providers require us to pay fees based on bandwidth use, in some cases subject to minimum commitments, which may be underutilized. We expect our cost of revenue to continue to increase on an absolute basis and may increase as a percentage of revenue, including as a result of depreciation and amortization associated with capital expenditures as well as amortization of any acquired intangibles and technology in future periods.
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
Research and Development
Research and development expenses consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include cloud infrastructure fees for development and testing, and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meet the criteria for capitalization.
We continue to focus our research and development efforts on adding new features and products including new use cases, improving the efficiency and performance of our network, and increasing the functionality of our existing products. Over the long term we expect our research and development expenses to decrease as a percentage of our revenue. However, our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses and the impact of any acquisitions.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees, salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, costs related to our Altitude conferences, professional services fees, amortization of certain intangible assets, and an allocation of our general overhead expenses.
We focus our sales and marketing efforts on generating awareness of our company, platform and products, creating sales leads, and establishing and promoting our brand, both domestically and internationally. We plan to increase our investment in sales and marketing by hiring additional sales and marketing personnel, expanding our sales channels, driving our go-to-market strategies, building our brand awareness, and sponsoring additional marketing events. Over the long term, we expect our sales and marketing expenses to decrease as a percentage of our revenue. However, our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses and the impact of any acquisitions.
General and Administrative
General and administrative expenses consist primarily of personnel costs, including salaries, benefits bonuses, and stock-based compensation for our accounting, finance, legal, trust, human resources and administrative support personnel, and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales and other taxes, depreciation and amortization, an allocation of our general overhead expenses, and bad debt expense and acquisition-related costs. We expect that we will incur costs associated with supporting the growth of our business, including future acquisitions. Additionally we expect that we will incur ongoing costs to support our operations as a public company and to meet the increased compliance requirements associated with our international expansion.
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

Income Taxes
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We have a full valuation allowance on our U.S. Federal and state deferred tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future.
Other Income and Expense, net

Our interest income consists primarily of interest earned on our cash, cash equivalents and investments. Our interest expense consists primarily of contractual interest expense, amortization of discount and debt issuance costs associated with our debt obligations. Our other income (expense), net, consists primarily of our foreign currency transaction gains and losses.

Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended March 31,
	2021	2020
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$84,852	$62,924
Cost of revenue(1)	37,494	27,265
Gross profit	47,358	35,659
Operating expenses:
Research and development(1)	28,988	14,298
Sales and marketing(1)	34,872	19,168
General and administrative(1)	33,461	14,169
Total operating expenses	97,321	47,635
Loss from operations	(49,963)	(11,976)
Interest income	174	719
Interest expense	(661)	(316)
Other income (expenses), net	(64)	402
Loss before income taxes	(50,514)	(11,171)
Income taxes	169	819
Net loss attributable to common stockholders	$(50,683)	$(11,990)
__________
(1)Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$1,186	$615
Research and development	7,958	1,671
Sales and marketing	5,008	1,483
General and administrative	16,686	2,560
Total	$30,838	$6,329

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended March 31,
	2021	2020
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%
Cost of revenue	44	43
Gross profit	56	57
Operating expenses:
Research and development	34	23
Sales and marketing	41	30
General and administrative	39	23
Total operating expenses	115	76
Loss from operations	(59)	(19)
Interest income	—	1
Interest expense	(1)	(1)
Other income (expenses), net	—	1
Loss before income taxes	(60)	(18)
Income taxes	—	1
Net loss attributable to common stockholders	(60)%	(19)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Revenue	$84,852	$62,924	35%
Revenue was $84.9 million for the three months ended March 31, 2021 compared to $62.9 million for the three months ended March 31, 2020, an increase of $21.9 million, or 35%.
In October 2020, we completed the acquisition of Signal Sciences and are currently in the midst of integrating our business operations. The financial results of Signal Sciences have been consolidated into our financial results for the quarter ended March 31, 2021, including $7.6 million of net revenue from Signal Sciences products. We have not included Signal Sciences in most of our key metrics this quarter and intend to report consolidated key metrics later in 2021. Excluding Signal Sciences, we had 2,207 customers and 336 enterprise customers as of March 31, 2021, compared to 1,837 customers and 297 enterprise customers as of March 31, 2020. This represents an increase of 370, or 20%, in customers and 39, or 13%, in enterprise customers from March 31, 2020.
Approximately 94% and 95% of our revenue in the three months ended March 31, 2021 and 2020 was driven by usage on our platform. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
U.S. revenue was $62.7 million and 74% of revenue for the three months ended March 31, 2021, compared to $41.0 million and 65% of revenue for the three months ended March 31, 2020. This represents an increase of $21.7 million, or 53%. International revenue was $22.1 million and 26% of revenue for the three months ended March 31, 2021, compared to

$21.9 million and 35% of revenue for the three months ended March 31, 2020. This represents an increase of $0.2 million, or 1%.
Excluding Signal Sciences, we had 1,028 domestic customers and 1,179 international customers as of March 31, 2021. We had 906 domestic customers and 931 international customers as of March 31, 2020. This is an increase in domestic customers of 122, or 13%, and an increase in international customers of 248, or 27%, compared to March 31, 2020.
Cost of Revenue

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Cost of revenue	$37,494	$27,265	38%
For the three months ended March 31, 2021 and 2020, our cost of revenue consisted of bandwidth, peering, and colocation fees, as well as personnel costs including salaries, benefits, bonuses, and stock-based compensation for employees who support the build out and operation of the network. Our cost of revenue also includes depreciation expense for network equipment, amortization of capitalized internal-use software, amortization of certain intangibles and other network costs.
Cost of revenue was $37.5 million for the three months ended March 31, 2021 compared to $27.3 million for the three months ended March 31, 2020, an increase of $10.2 million, or 38%. The increase in cost of revenue is primarily due to an increase in colocation costs of $1.6 million, an increase in bandwidth costs of $1.7 million and an increase in hosted data service costs of $0.9 million to support the increased traffic on our platform. There was an increase in depreciation expense of $1.6 million as we continue to invest in our platform. We also had an increase of $2.9 million in amortization expense primarily driven by certain intangible assets acquired in connection with the Signal Sciences acquisition. There was also a $1.6 million increase in personnel costs, such as salaries, benefits, bonuses, and stock-based compensation, due to the increased headcount to support the growth of our business.
Gross Profit and Gross Margin

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Gross profit	$47,358	$35,659	33%
Gross margin	56%	57%	(1)%
Gross profit was $47.4 million for the three months ended March 31, 2021 compared to $35.7 million for the three months ended March 31, 2020, an increase of $11.7 million, or 33%. Gross margin was 56% for the three months ended March 31, 2021 compared to 57% for the three months ended March 31, 2020, a decrease of 1%. The slight decrease in gross margin is due to primarily due to investments made in our network to expand our capacity and amortization of intangible assets acquired in connection with our acquisition of Signal Sciences.

Operating Expenses

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Research and development	$28,988	$14,298	103%
Sales and marketing	34,872	19,168	82%
General and administrative	33,461	14,169	136%
Total operating expenses	$97,321	$47,635	104%
Percentage of revenue:
Research and development	34%	23%	11%
Sales and marketing	41%	30%	11%
General and administrative	39%	23%	16%
Research and development
Research and development expenses were $29.0 million for the three months ended March 31, 2021 compared to $14.3 million for the three months ended March 31, 2020, an increase of $14.7 million, or 103%. This is primarily due to an increase of $13.9 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and new equity awards granted to employees. There was also an increase of $0.5 million in hosted data service costs as we continue to continue to develop new products and features for next-generation edge computing solutions.
Sales and marketing
Sales and marketing expenses were $34.9 million for the three months ended March 31, 2021 compared to $19.2 million for the three months ended March 31, 2020, an increase of $15.7 million, or 82%. This is primarily due to a $9.9 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and new equity awards granted to employees. We also had an increase of $2.8 million in amortization expense related to certain intangible assets acquired in connection with the Signal Sciences acquisition. We also had an increase of $3.5 million in external marketing spend primarily related to various marketing campaigns. The increase is partially offset by a $1.0 million decrease due to an overall reduction in travel costs due to COVID-19.
General and administrative
General and administrative costs were $33.5 million for the three months ended March 31, 2021 compared to $14.2 million for the three months ended March 31, 2020, an increase of $19.3 million, or 136%. The increase is due to an increase of $17.1 million of personnel related costs, such as salaries, benefits, and stock-based compensation due to an increase in headcount and new equity awards granted to employees. This is also due to an increase of $1.7 million in external professional services such as legal, accounting, and enterprise systems to support the growth of our business as a public company, including our efforts to comply with the regulations of the Sarbanes-Oxley Act.
Other Income and Expense, net
Interest Income

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Interest income	$174	$719	(76)%
Interest income was $0.2 million for the three months ended March 31, 2021 compared to $0.7 million for the three months ended March 31, 2020, a decrease of $0.5 million, or 76%. This decrease is due to a reduction in interest rates on our cash balances and investments portfolio.

Interest Expense

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Interest expense	$661	$316	109%
Interest expense was $0.7 million for the three months ended March 31, 2021 compared to $0.3 million for the three months ended March 31, 2020, an increase of $0.3 million, or 109%. This increase is primarily due to an increase in debt obligations.
Other income (expense), net

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Other income (expense), net	$(64)	$402	(116)%
Other income, net was $0.1 million for the three months ended March 31, 2021 compared to other income, net of $0.4 million for the three months ended March 31, 2020, a decrease in other expense, net of $0.5 million, or 116%. The change is mainly driven by our foreign currency transaction gains and losses between the periods.

Liquidity and Capital Resources
As of March 31, 2021, we had cash, cash equivalents, and marketable securities totaling $1,126.5 million, and restricted cash totaling $1.0 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits and money market funds held at major financial institutions and investment-grade commercial paper and corporate debt securities. As of March 31, 2021, our marketable securities balance included $29.9 million of marketable securities classified as long-term investments.

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

To date, we have financed our operations primarily through equity issuances, payments received from customers, the net proceeds we received through sales of equity and debt securities, and borrowings under our credit facilities. Our principal uses of cash in recent periods have primarily been around funding our operations and capital expenditures. We also enter into finance leases for infrastructure assets in co-location facilities that we directly lease and operate.
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
Senior Secured Credit Facilities Agreement

On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million.

Convertible Senior Notes

In March 2021, we issued approximately $948.8 million aggregate principal amount of 0% convertible senior unsecured notes due in 2026 (the "Notes") in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act.

Please refer to Note 9 — Debt Instruments for details on the subsequent termination of our Revolving Credit Agreement, Credit Agreement and the Notes.

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Three months ended March 31,
	2021	2020

Cash provided by (used in) operating activities	$(10,869)	$(7,186)
Cash used in investing activities	$(35,399)	$9,794
Cash provided by financing activities	$932,263	$3,714
Cash Flows from Operating Activities
For the three months ended March 31, 2021, cash provided by operating activities consisted primarily of our net loss of $50.7 million adjusted for non-cash items, including $30.8 million of stock-based compensation expense, $6.4 million on amortization of right-of-use assets, $6.4 million of depreciation expense and $5.4 million related to the amortization of our intangible assets. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $1.7 million, primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $3.0 million due to commissions paid out in the period, and an increase of $1.7 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. This was offset by a net decrease of $2.4 million in accounts payable, accrued expenses, and other liabilities due to timing of payments and increases in accrued commissions.
For the three months ended March 31, 2020, cash used in operating activities consisted primarily of our net loss of $12.0 million adjusted for non-cash items, including $4.7 million of depreciation and amortization, $6.3 million of stock-based compensation expense. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $6.0 million, primarily due to the growth of our business and the timing of cash receipts from certain of our customers, an increase in other long-term assets of $2.1 million due to higher commissions being capitalized subsequent to the adoption of ASC 606, an increase of $1.1 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. This was offset by an increase of $2.1 million in accounts payable, accrued expenses, and other liabilities due to timing of payments.
Cash Flows from Investing Activities
For the three months ended March 31, 2021, cash used in investing activities was $35.4 million, primarily consisting of $64.3 million of purchases of marketable securities, $8.1 million of payments related to purchases of property and equipment to expand our network and $1.0 million of additions to capitalized internal-use software. This was partially offset by $38.0 million of maturities and sales of marketable securities.
For the three months ended March 31, 2020, cash provided by investing activities was $9.8 million, primarily consisting of $10.2 million of payments related to purchases of property and equipment to expand our network, and $1.4 million of additions to capitalized internal-use software. This was offset by $21.4 million of maturities and sales of marketable securities.
Cash Flows from Financing Activities
For the three months ended March 31, 2021, cash provided by financing activities was $932.3 million, primarily consisting of $930.8 million of proceeds from the issuance of the Notes, net of issuance costs, $1.4 million payments of other debt issuance costs, $2.7 million in proceeds from stock option exercises by our employees, and $3.1 million in proceeds from the ESPP. This was partially offset by $3.0 million of capital lease payments.
For the three months ended March 31, 2020, cash provided by financing activities was $3.7 million, primarily consisting of $3.2 million in proceeds from stock option exercises by our employees and $2.1 million in proceeds from the ESPP. This was partially offset by $1.5 million of capital lease payments.

Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations for contracts with our cloud infrastructure provider, network service providers, and other vendors, and outstanding debt. There have been no material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for those described under Note 7, Note 9, and Note 10 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management's Discussion and Analysis – Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Recent Accounting Pronouncements
    See “Summary of Significant Accounting Policies" in Note 2 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $1,126.5 million, and restricted cash of $1.0 million as of March 31, 2021, which consisted of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our Cash Collateralized Revolving Credit Agreement. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective.

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

The process of implementing an effective financial reporting systems is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. We continue to evaluate and take actions to improve our internal control over financial reporting. We have increased the number of qualified accounting resources with the requisite accounting and financial reporting knowledge and experience and reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions to address control deficiencies.
Based on the actions taken, we believe we have made significant progress in enhancing our control environment with respect to accounting and financial reporting for complex transactions. However, we are continuing to evaluate the operating effectiveness of the controls and believe that our additional resources and allocation of responsibilities will assist in remediation of the material weakness.

Changes in Internal Control

In March 2021, we entered into an arrangement for the sale of convertible senior notes and concurrently, adopted the new accounting standard associated with the accounting for Convertible Instruments. Please refer to Note 9—Debt Instruments for further details on the transaction. We have identified appropriate changes to our accounting policies, business processes, and related internal controls to support recognition and disclosure requirements as a result of the transaction and accounting standard adoption. These included the development of new policies around the accounting for the convertible instrument and the review of relevant debt covenants.

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

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings
The information set forth under "Legal Matters" in Note 10 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

In addition, from time to time, we may be subject to legal proceedings and claims arising from the normal course of business, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows, or financial position.

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

To grow our business, we must continue to attract new customers, in particular, enterprise customers and generate revenue from those new customers. To do so, we must successfully convince potential customers of the benefits and the value of our platform. This may require significant and costly sales efforts that are targeted at larger enterprises and senior management of these potential customers. Sales to enterprise customers may involve longer sales cycles as a result of customers requiring considerable time to evaluate our platform, requiring participation in a competitive purchasing process, having more formal processes for approval of purchases, and more complex requirements. These factors significantly impact our ability to add new customers and increase the time, resources, and sophistication required to do so. In addition, numerous other factors, some of which are out of our control, may now or in the future impact our ability to acquire new customers, including potential customers’ commitments to other providers, real or perceived costs of switching to our platform, our failure to expand, retain, and motivate our sales and marketing personnel, our failure to develop or expand relationships with potential customers and channel partners, failure by us to help our customers to successfully deploy our platform, negative media or industry or financial analyst commentary regarding us or our solutions, litigation, and deteriorating general economic conditions. If we fail to attract new customers, particularly enterprise customers, as a result of these and other factors our business will likely be harmed.

In addition, our ability to grow and generate incremental revenue depends on our ability to maintain and grow our relationships with our existing enterprise customers so that they continue and increase their usage of our platform. If these customers do not maintain and increase their usage of our platform, our revenue may decline and our results of operations will likely be harmed.

We charge our customers based on the usage of our platform. Most of our customers, including some of our largest enterprise customers, do not have long-term contractual financial commitments to us. And a majority of our current customer contracts are only one year in duration. In order for us to maintain or improve our results of operations, it is important that our customers, in particular, our enterprise customers, use our platform in excess of their commitment levels, if any, and continue to use our platform on the same or more favorable terms. Our ability to retain our largest customers and expand their usage could be impaired for a variety of reasons, including customer budget constraints, customer satisfaction, changes in our customers’ underlying businesses, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, governmental actions, or the possibility thereof, and general economic conditions. Because many of our largest customers’ minimum usage commitments for our platform are relatively low compared to their expected usage, it can be easy for certain customers to quickly reallocate usage or switch from our platform to an alternative platform altogether. In addition, they may reduce or cease their use of our products at any time without penalty or termination charges, even after they have expanded usage in prior periods.

We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as colocation and bandwidth, so if we do experience slower usage growth on our platform it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If any of these events were to occur, our business may be harmed.

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

We receive a substantial portion of our revenues from a limited number of customers from a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.

Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. For the trailing 12 months ended March 31, 2021, our top ten customers accounted for approximately 35% of our revenue and our top five customers accounted for approximately 24% of our revenue. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.

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

We generated a net loss of $50.7 million for the three months ended March 31, 2021, and as of March 31, 2021, we had an accumulated deficit of $338.9 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

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

On October 1, 2020, we completed the acquisition of Signal Sciences. We may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing acquisitions, whether or not such acquisitions are completed. In addition, we have limited experience in acquiring other businesses and we may not successfully identify desirable acquisition targets or, when we acquire additional businesses, such as Signal Sciences, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. We may also incur significant, and sometimes unanticipated, costs in connection with these acquisitions or in integration with our business. In addition, if an acquired business, such as Signal Sciences, fails to meet our expectations or we do not realize sufficient value, our business may be harmed.

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
We are, and in the future may be, subject to litigation such as putative class action and shareholder derivative lawsuits brought by stockholders. We anticipate that we will continue to be a target for lawsuits in the future. For example, on August 27, 2020 and September 15, 2020, we and certain of our officers were named as defendants in putative securities class action purportedly brought on behalf of holders of our Class A common stock. These two securities class actions have been consolidated and the lead plaintiff has filed a consolidated complaint. On December 28, 2020 and February 2, 2021, certain of our officers and directors were named as defendants in shareholder derivative actions. These two shareholder derivative actions have been consolidated and stayed pending resolution of our anticipated motion to dismiss in the securities class action. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.

Health epidemics, including the ongoing COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and customers operate.*

The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiation of their contracts. In addition, a portion of our revenue is related to usage of our platform in connection with live events, such as sporting events, that have continued to be impacted. Usage of our platform fluctuated following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19, and we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our platform, or to the same extent, as the COVID-19 pandemic begins to taper off or when it has ended. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. Our results of operations could be materially below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners and customers. For example, we experienced delays in the ramping of new traffic due to travel and data center restrictions in South Asia that delayed network build outs and the timing of customer code freezes, each affected in part due to COVID-19-related issues. In March 2020, we closed all of our offices, suspended non-essential travel, cancelled or postponed Fastly-sponsored in-person events, and we are not permitting in-person employee attendance at industry events or work-related meetings. We have instead shifted to hosting virtual events, including Altitude, our signature Fastly event. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions have affected our ability to conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could affect our compliance certifications and cause customers to reduce or cease using our services. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired in the future, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

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

Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance or criminal activity, or hostile state actors, could result in unauthorized access to, or loss or unauthorized disclosure of, customer information or data, litigation, indemnity obligations, and other possible liabilities. Incidents involving customer information have in the past resulted in pricing and other concessions, decreased customer usage and terminations by affected customers, and similar security incidents could occur in the future that result in pricing concessions, indemnity obligations, and other possible liabilities related to such unauthorized access, loss or disclosure, including litigation. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence or intentional misconduct of us and our suppliers and we cannot assure you that we are adequately insured against the risks that we face.

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

Third party market opportunity estimates and our growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable companies or end-users covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenues for us. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow for a variety of reasons, including reasons outside of our control, such as competition in our industry.

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

Our operating results, as well as our key metrics, including our DBNER, NRR and LTM NRR, have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. We also present certain key metrics for Signal Sciences separately. As a result, our past results may not be indicative of our future performance and period-to-period comparisons of our operating results and key metrics may not be meaningful or accurately measure our business. In addition to the other risks described herein, factors that may affect our operating results include the following:

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

The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. In addition, for our enterprise customers, the lengthy sales cycle for the evaluation and implementation of our products may also cause us to experience a delay between expenses for such sales efforts and the generation of corresponding revenue. The length of our sales cycle for these customers, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and ramping process with new enterprise customers, or with existing customers that are moving additional traffic onto our platform, can take several months. As the purchase of our products can be dependent upon customer initiatives, our sales cycle can extend to even longer periods of time. Customers often view a switch to our platform as a strategic decision requiring significant investment and, as a result, frequently require considerable time to evaluate, test, and qualify our product offering prior to entering into or expanding a contract commitment. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a completed sale. Additional factors that may influence the length and variability of our sales cycle include:

•the effectiveness of our sales force, particularly new salespeople and sales leadership, as we increase the size of our sales force and train our new salespeople to sell to enterprise customers;
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

We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Artur Bergman, our Chief Architect and Executive Chairman and Joshua Bixby, our Chief Executive Officer. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. Some of our executive officers and other members of our management team have been with us for a short period of time, including Brett Shirk, our Chief Revenue Officer, who joined us in February 2021. In addition, on May 5, 2021, we announced that Adriel Lares will step down from his office as our Chief Financial Officer. We are also dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences, and the competition for such diverse personnel is significant. The market for such talented personnel is competitive. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business would be harmed.

Our recent rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

We have experienced substantial growth in various aspects of our business since inception. For example, our headcount has grown from 939 employees as of December 31, 2020 to 993 employees as of March 31, 2021 and grew by approximately 149 employees on October 1, 2020 in connection with our acquisition of Signal Sciences. In addition, we are rapidly expanding, and expect to continue to expand in the future, our international operations. We have also experienced significant growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure, and management. We may not continue to grow as rapidly in the future. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our platform. For example, we have some customers who increase their usage and requests when they need more capacity during busy periods, especially in the fourth quarter of the year, and then subsequently scale back. We also host certain large scale events, such as major elections or sporting events, that may be seasonal or one-time which can cause revenue to fluctuate between the periods in which these events occur and subsequent periods. Since we have built our network to handle seasonal capacity fluctuations, we may not be able to reduce our capacity in a timely manner, and as such sustain more costs. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future, particularly as we expand our sales to larger enterprises. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. Additionally, we do not have sufficient experience in selling certain of our products to determine if demand for these products are or will be subject to material seasonality.

Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the year ended December 31, 2020, the percentage of revenue generated from customers outside the United States was 32% of our total revenue. We currently have offices in Japan and the United States, as well as employees located throughout the world. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of December 31, 2020, approximately 17% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business.

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
Our business is dependent upon the timely supply of certain parts and components to construct our servers. Our suppliers have been impacted by the COVID-19 pandemic, which has, and may continue to, reduce the availability, or result in delays, of parts and components to us. In addition, supplier production constraints as well as third parties making large quantity purchases may also impact our ability to procure a sufficient quantity of the same parts and components. Any such delays or shortages, could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all, and our failure to raise capital when needed could harm our business, and debt or equity issued to raise additional capital may reduce the value of our Class A common stock.

We have funded our operations since inception primarily through payments received from our customers, sales of equity and debt securities, and borrowings under our credit facilities. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our growth rate, market acceptance of our platform, the expansion of sales and marketing activities, strategic transactions, as well as overall economic conditions. For example, on October 1, 2020 we acquired Signal Sciences for an aggregate purchase price of $759.4 million, consisting of approximately $223.0 million in cash and 6,367,709 shares of our Class A common stock, including 896,499 shares which are restricted as they are subject to revesting conditions. The aggregate purchase price reflects the value of the net shares issued, which excludes the above mentioned shares that are restricted.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, fair value of assets acquired and liabilities assumed for business combinations, useful lives and realizability of long-lived assets including our goodwill and intangible assets, income tax reserves, and accounting for stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

Current and future indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

Our Credit Agreement with SVB contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, grant liens, pay dividends and make distributions, transfer property, make investments, and take other actions that may otherwise be in our best interests. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. Our ability to meet these financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. In addition, a breach of a covenant under our Credit Agreement or any other current or future credit facility of ours may result in a cross-default under any such separate credit facility. If we seek to enter into one or more additional credit facilities in the future we may not be able to obtain debt financing on terms that are favorable to us, if at all. Holders of our existing debt have, and holders of any future debt we may incur would have, rights senior to holders of common stock to make claims on our assets. In addition, the terms of our existing debt do, and the terms of any future debt could, restrict our operations, including our ability to pay dividends on our common stock. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expand significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. We continue to evaluate and take actions to improve our internal control over financial reporting. We have increased the number of qualified accounting resources with the requisite accounting and financial reporting knowledge and experience and reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions to address control deficiencies.

Based on the actions taken, we believe we have made significant progress in enhancing our control environment with respect to accounting and financial reporting for complex transactions. However, we are continuing to evaluate the operating effectiveness of the controls and believe that our additional resources and allocation of responsibilities will assist in remediation of the material weaknesses.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior to and subsequent to such change, and could affect the reporting of transactions completed before the announcement of a change.

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

If the U.S. government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments, the U.S. government has expressed concerns about the ability of companies operating in China to do business in the U.S. or with U.S. companies. As a result, we could lose the ability to contract with current or potential customers or usage of our platform may decrease by affected customers, which could harm our business and reputation. For example, our largest customer during the year ended December 31, 2020 has strong business ties to China and significantly reduced its usage of our platform in the later part of 2020. We believe this was in response to various actions taken by the U.S. and other governments against them. Even in the absence of new restrictions or trade actions imposed by the U.S. or other governments, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business.

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

We operate and are subject to taxes in the United States and numerous other jurisdictions throughout the world. Changes to federal, state, local, or international tax laws on income, sales, use, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations are currently being considered and have recently been proposed by the United States and other countries where we do business. These contemplated legislative initiatives include, but are not limited to, changes to transfer pricing policies and definitional changes to permanent establishment that could be applied solely or disproportionately to services provided over the internet. These contemplated tax initiatives, if finalized and adopted by countries, may ultimately impact our effective tax rate and could adversely affect our sales activity resulting in a negative impact on our operating results and cash flows.
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

Our sales contracts are primarily denominated in U.S. dollars, and therefore a majority of our revenue is not subject to foreign currency revaluation. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. As these expenses become more material and if there are significant fluctuations in foreign currency exchange rates, the risk of not hedging or not hedging effectively could harm our business.

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

In order to monitor and protect our intellectual property rights, we may be required to spend significant resources. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business may be harmed.

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

Historically, our stock price has been volatile. During the year ended December 31, 2020, our stock traded as high as $136.50 per share and as low as $10.63 per share, and from January 1, 2021 to May 6, 2021, our stock price has ranged from $122.75 per share to $41.41 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

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

Conversion of the notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A common stock.*

The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. If we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Class A common stock could depress the price of our Class A common stock.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.*

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Regulatory actions and other events may adversely affect the trading price and liquidity of the Notes.*

We expect that many investors in, and potential purchasers of, the Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short the Class A common stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our Class A common stock in lieu of or in addition to short selling the Class A common stock.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our Class A common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Notes to effect short sales of our Class A common stock, borrow our Class A common stock or enter into swaps on our Class A common stock could adversely affect the trading price and the liquidity of the Notes.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in whole or in part in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.*

Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, as described in the indenture governing the Notes. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted as described in the indenture governing the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.*

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our executive officers, employees, and directors and their affiliates, and limiting your ability to influence corporate matters.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2021, our Class B common stock held by stockholders, including our executive officers and directors and their affiliates, represents approximately 48.6% of the voting power of our outstanding capital stock, and our Chief Architect and Executive Chairman, Artur Bergman, holds approximately 7.8% of our outstanding classes of common stock as a whole, but controls approximately 42.4% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and our Chief Architect and Executive Chairman on his own currently have and will continue to have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. If Mr. Bergman’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.

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

Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. For example, we may issue approximately 9.2 million shares of our Class A common stock upon conversion of the Notes, subject to customary anti-dilution adjustments. We may sell Class A common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.

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

As of March 31, 2021, we have outstanding a total of 105.6 million shares of Class A common stock and 10.0 million shares of Class B common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A and Class B common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies.

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

Anti-takeover provisions in our charter documents, the indenture governing the Notes, and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.*

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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

Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes will require us, except as described therein, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

On March 5, 2021, we completed a private offering of $948.8 million aggregate principal amount of 0% Convertible Senior Unsecured Notes (the "Notes") due 2026, including the exercise in full by the initial purchasers of the Notes of their option to purchase up to an additional $123.8 million principal amount of the Notes. We offered and sold the Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and for resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Notes are convertible into shares of our Class A common stock on the terms set forth in the Indenture. Additional information relating to the issuance of the Notes can be found under “Convertible Senior Notes” in Note 9 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, as well as in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2021.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	10-Q	001-38897	3.3	August 7, 2020
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.3.
4.3	Indenture, dated as of March 5, 2021, by and between Fastly, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38897	4.1	March 5, 2021
4.4	Form of Note, representing Fastly, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-38897	4.2	March 5, 2021
10.1	Senior Secured Credit Facilities Credit Agreement, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of February 16, 2021.	10-K	001-38897	10.23	March 1, 2021
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

May 7, 2021	By:	/s/ Joshua Bixby
Joshua Bixby Chief Executive Officer (Principal Executive Officer)

May 7, 2021	By:	/s/ Adriel Lares
Adriel Lares Chief Financial Officer (Principal Financial and Accounting Officer)