Form 10-Q
period 2021-06-30
Fastly, Inc.
filed 2021-08-06
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021, 116.6 million shares of the registrants’ Class A common stock were outstanding.

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
•defects, interruptions, security breaches, delays in performance, or similar problems with our platform, including the impact of our global platform outage on June 8, 2021;
•the potential impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we, our partners, and our customers operate;
•component delays or shortages;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$687,986	$62,900
Marketable securities, current	241,744	131,283
Accounts receivable, net of allowance for credit losses of $2,947 and $3,248 as of June 30, 2021 and December 31, 2020, respectively	56,065	50,258
Restricted cash	87	87
Prepaid expenses and other current assets	22,222	16,728
Total current assets	1,008,104	261,256
Marketable securities, noncurrent	173,227	20,448
Property and equipment, net	116,471	95,979
Operating right-of-use assets	62,630	60,019
Goodwill	635,646	635,590
Intangible assets, net	113,215	121,742
Other assets	27,578	24,917
Total assets	$2,136,871	$1,219,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,202	$9,150
Accrued expenses	28,609	34,334
Finance lease liabilities, current	14,773	11,033
Operating lease liabilities, current	19,713	19,895
Other current liabilities	29,735	19,677
Total current liabilities	103,032	94,089
Long-term debt	931,385	—
Finance lease liabilities, noncurrent	19,685	14,707
Operating lease liabilities, noncurrent	47,177	44,890
Other long-term liabilities	6,502	4,400
Total liabilities	1,107,781	158,086
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and Class B common stock	2	2
Additional paid-in capital	1,426,520	1,350,050
Accumulated other comprehensive income (loss)	(261)	6
Accumulated deficit	(397,171)	(288,193)
Total stockholders’ equity	1,029,090	1,061,865
Total liabilities and stockholders’ equity	$2,136,871	$1,219,951

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$85,026	$74,663	$169,878	$137,587
Cost of revenue	40,320	29,697	77,814	56,962
Gross profit	44,706	44,966	92,064	80,625
Operating expenses:
Research and development	30,346	16,655	59,334	30,953
Sales and marketing	36,334	24,680	71,206	43,848
General and administrative	35,494	18,069	68,955	32,238
Total operating expenses	102,174	59,404	199,495	107,039
Loss from operations	(57,468)	(14,438)	(107,431)	(26,414)
Interest income	276	378	450	1,097
Interest expense	(1,436)	(371)	(2,097)	(687)
Other income (expense), net	178	(53)	114	349
Loss before income taxes	(58,450)	(14,484)	(108,964)	(25,655)
Income tax expense (benefit)	(155)	(24)	14	795
Net loss	$(58,295)	$(14,460)	$(108,978)	$(26,450)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.14)	$(0.95)	$(0.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	115,326	99,835	114,733	97,618

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(58,295)	$(14,460)	$(108,978)	$(26,450)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$23	$(94)	$(42)	$(81)
Gain (loss) on investments in available-for-sale-securities, net of tax	(147)	(208)	(225)	270
Total other comprehensive income (loss)	$(124)	$(302)	$(267)	$189
Comprehensive loss	$(58,419)	$(14,762)	$(109,245)	$(26,261)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts; unaudited)

	Three months ended June 30, 2021
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	104,949,564	$1	9,890,765	$1	$1,384,045	$(137)	$(338,876)	$1,045,034
Exercise of stock options	428,071	—	—	—	2,886	—	—	2,886
Vesting of early exercised stock options	—	—	14,364	—	64	—	—	64
Vesting of restricted stock units	419,134	—	—	—	—	—	—	—
Vesting of restricted stock awards	112,062	—	—	—	—	—	—	—
Shares issued under ESPP	153,678	—	—	—	5,719	—	—	5,719
Stock-based compensation	—	—	—	—	33,806	—	—	33,806
Conversion of Class B to Class A Stock	196,830	—	(196,830)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(58,295)	(58,295)
Other comprehensive loss	—	—	—	—	—	(124)	—	(124)
Balance at June 30, 2021	106,259,339	$1	9,708,299	$1	$1,426,520	$(261)	$(397,171)	$1,029,090

	Three months ended June 30, 2020
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	71,789,279	$1	24,171,714	$1	$459,360	$687	$(204,251)	$255,798
Issuance of Class A common stock issued in connection with the follow-on public offering, net of underwriting discounts	6,900,000	—	—	—	274,177	—	—	274,177
Vesting of early exercised stock options	—	—	28,728	—	128	—	—	128
Vesting of restricted stock units	60,458	—	—	—	—	—	—	—
Shares issued under ESPP	226,288	—	—	—	4,247	—	—	4,247
Exercise of vested stock options	1,716,673	—	—	—	5,657	—	—	5,657
Exercise of common stock warrants	—	—	145	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,668	—	—	16,668
Conversion of Class B to Class A Stock	9,628,764	—	(9,628,764)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,460)	(14,460)
Other comprehensive loss	—	—	—	—	—	(302)	—	(302)
Balance as of June 30, 2020	90,321,462	$1	14,716,313	$1	$760,237	$385	$(218,711)	$541,913

	Six months ended June 30, 2021
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	103,394,496	$1	10,228,700	$1	$1,350,050	$6	$(288,193)	$1,061,865
Exercise of vested stock options	1,028,830	—	—	—	5,605	—	—	5,605
Vesting of early exercised stock options	—	—	28,729	—	128	—	—	128
Vesting of restricted stock units	909,081	—	—	—	—	—	—	—
Vesting of restricted stock awards	224,124	—	—	—	—	—	—	—
Shares issued under ESPP	153,678	—	—	—	5,719	—	—	5,719
Stock-based compensation	—	—	—	—	65,018	—	—	65,018
Conversion of Class B to Class A Stock	549,130	—	(549,130)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(108,978)	(108,978)
Other comprehensive loss	—	—	—	—	—	(267)	—	(267)
Balance at June 30, 2021	106,259,339	$1	9,708,299	$1	$1,426,520	$(261)	$(397,171)	$1,029,090

	Six months ended June 30, 2020
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	60,954,694	$1	33,863,021	$1	$449,463	$196	$(192,009)	$257,652
Change in accounting policy	—	—	—	—	—	—	(252)	(252)
Issuance of Class A common stock issued in connection with the follow-on public offering, net of underwriting discounts	6,900,000	—	—	—	274,177	—	—	274,177
Vesting of early exercised stock options	—	—	65,318	—	274	—	—	274
Vesting of restricted stock units	60,458	—	—	—	—	—	—	—
Shares issued under ESPP	226,288	—	—	—	4,247	—	—	4,247
Exercise of vested stock options	2,823,361	—	—	—	8,831	—	—	8,831
Cashless exercise of common stock warrants	—	—	144,635	—	—	—	—	—
Stock-based compensation	—	—	—	—	23,245	—	—	23,245
Conversion of Class B to Class A Stock	19,356,661	—	(19,356,661)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(26,450)	(26,450)
Other comprehensive income	—	—	—	—	—	189	—	189
Balance as of June 30, 2020	90,321,462	$1	14,716,313	$1	$760,237	$385	$(218,711)	$541,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(108,978)	$(26,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,346	9,372
Amortization of intangible assets	10,620	72
Amortization of right-of-use assets and other	12,660	10,188
Amortization of debt discount and issuance costs	1,269	38
Amortization of deferred contract costs	2,946	1,481
Stock-based compensation	64,264	22,610
Provision for credit losses	(195)	1,016
Interest paid on finance leases	(735)	(268)
Loss on disposals of property and equipment	27	—
Other adjustments	813	(304)
Changes in operating assets and liabilities:
Accounts receivable	(5,612)	(22,211)
Prepaid expenses and other current assets	(5,494)	(1,983)
Other assets	(5,089)	(4,769)
Accounts payable	162	1,364
Accrued expenses	(3,835)	2,626
Operating lease liabilities	(12,856)	(8,413)
Other liabilities	8,804	(336)
Net cash used in operating activities	(27,883)	(15,967)
Cash flows from investing activities:
Purchases of marketable securities	(333,868)	(56,187)
Sales of marketable securities	12,497	—
Maturities of marketable securities	57,253	44,901
Purchases of property and equipment	(11,013)	(12,241)
Capitalized internal-use software	(2,680)	(2,181)
Purchases of intangible assets	(2,093)	(1,811)
Net cash used in investing activities	(279,904)	(27,519)
Cash flows from financing activities:
Proceeds from follow-on public offering, net of underwriting fees	—	274,896
Payments of costs related to initial public offering	—	(173)
Issuance of convertible note, net of issuance costs	930,775	—
Payments of other debt issuance costs	(1,351)	—
Repayments of finance lease liabilities	(6,579)	(2,900)
Proceeds from employee stock purchase plan	4,564	4,164
Proceeds from exercise of vested stock options	5,605	8,831
Net cash provided by financing activities	933,014	284,818
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(141)	(56)
Net increase in cash, cash equivalents, and restricted cash	625,086	241,276
Cash, cash equivalents, and restricted cash at beginning of period	63,880	86,229
Cash, cash equivalents, and restricted cash at end of period	$688,966	$327,505

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Six months ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$759	$348
Cash paid for income taxes, net of refunds received	$175	$910
Property and equipment additions not yet paid in cash	$1,814	$3,885
Vesting of early-exercised stock options	$128	$274
Cashless exercise of common stock warrants	$—	$1,557
Stock-based compensation capitalized to internal-use software	$754	$635
Costs related to the follow-on public offering, accrued but not yet paid	$—	$546
Assets obtained in exchange for operating lease obligations	$13,481	$10,278
Assets obtained in exchange for finance lease obligations	$15,538	$7,842

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$687,986	$257,418
Restricted cash	87	70,087
Restricted cash included in other assets	893	—
Total cash, cash equivalents, and restricted cash	$688,966	$327,505

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. As of June 30, 2021, our edge network spans across 61 markets around the world. We were incorporated in Delaware in 2011 and are headquartered in San Francisco, California.
As used herein, "Fastly," "we," "our," "the Company," and similar terms include Fastly, Inc. and its subsidiaries, unless the context indicates otherwise,
Follow-on Public Offering
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
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting. Such reclassifications did not affect total revenues, operating income, or net income. We have made certain presentation changes to distinguish and disclose as a separate line item, our Marketable securities, noncurrent balance from our Other assets line in the Condensed Consolidated Balance Sheets. We have made certain presentation changes to distinguish and disclose as a separate line item, the amortization expense of intangible assets from our depreciation and amortization expenses within operating cash flows in the Condensed Consolidated Statements of Cash Flows. We have also made certain presentation changes to distinguish and disclose as a separate line item, the non-cash amortization expense of our deferred contract costs balance from other assets within operating cash flows in the Condensed Consolidated Statements of Cash Flows.
We have also made certain presentation changes to retroactively adjust for the effects of Accounting Standards Codification No. 842, Leases ("ASC 842") that was adopted as part of our form 10-K filing on March 1, 2021 with an adoption effective date of January 1, 2020, using the modified retrospective method. Changes to our Condensed Consolidated Statements of Cash Flows include separately disclosing under operating cash flows the amortization of right-of-use assets and other, and payments associated with operating lease liabilities. We have also updated our supplemental cash flow disclosures accordingly to disclose assets obtained in exchange for operating lease obligations and assets obtained in exchange for finance lease obligations, in accordance with the disclosure requirements of ASC 842. We have also updated our Condensed Consolidated Statement of Stockholders' Equity to include the impact to accumulated deficit upon adoption for the activity in the three and six months ended June 30, 2020.
The following tables show the affected line items within the condensed consolidated financial statements (in millions):

Condensed Consolidated Statement of Stockholders' Equity

	Three Months Ended June 30, 2020
	As previously reported	Adjustments	As adjusted
	(in thousands)
Accumulated Deficit:
Balance as of March 31, 2020	$(203,999)	$(252)	$(204,251)
Balance as of June 30, 2020	$(218,459)	$(252)	$(218,711)

Total Stockholders' Equity
Balance as of March 31, 2020	$256,050	$(252)	$255,798
Balance as of June 30, 2020	$542,165	$(252)	$541,913

	Six months ended June 30, 2020
	As previously reported	Adjustments	As adjusted
	(in thousands)
Accumulated Deficit:
Balance as of December 31, 2019	$(192,009)	$—	$(192,009)
Change in accounting policy	$—	$(252)	$(252)
Balance as of June 30, 2020	$(218,459)	$(252)	$(218,711)

Total Stockholders' Equity
Balance as of December 31, 2019	$257,652	$—	$257,652
Change in accounting policy	$—	$(252)	$(252)
Balance as of June 30, 2020	$542,165	$(252)	$541,913

Condensed Consolidated Statement of Cash Flows

	Six months ended June 30, 2020
	As previously reported	Adjustments	As adjusted
	(in thousands)
Cash flows from operating activities:
Amortization of deferred rent	$1,491	$(1,491)	$—
Amortization of right-of-use asset and other	—	10,188	10,188
Other adjustments	(20)	(284)	(304)
Operating lease liabilities	—	(8,413)	(8,413)
Net cash used in operating activities	(15,967)	—	(15,967)

Cash flows from investing activities:
Purchase of property and equipment	(12,550)	309	(12,241)
Net cash provided by investing activities	(27,828)	309	(27,519)

Cash flows from financing activities:
Repayments of capital lease liabilities	(2,591)	2,591	—
Repayments of finance lease liabilities	—	(2,900)	(2,900)
Net cash provided by financing activities	$285,127	$(309)	$284,818

Supplemental disclosure of cash flow information:
Capital lease outstanding on current year addition	$2,969	$(2,969)	$—
Assets obtained in exchange for operating lease obligations	$—	$10,278	$10,278
Assets obtained in exchange for finance lease obligations	$—	$7,842	7,842

Principles of Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Statements
The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the related interim condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, and the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the related footnote disclosures are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our financial position as of June 30, 2021. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
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
The ongoing global COVID-19 pandemic has adversely impacted many operational aspects of our business and may continue to do so in the future. Since the start of the pandemic, we have assessed the impact that COVID-19 had on our results of operations, including, but not limited to an assessment of our allowance for credit losses, the carrying value of short-term and long-term marketable securities, the carrying value of goodwill and other long-lived assets, and the impact to revenue recognition and cost of revenues. The future impacts of the pandemic and any resulting economic impact are largely unknown and are continuing to evolve. We will continue to actively monitor the impact that COVID-19 has on the results of our business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of our employees, customers, partners, suppliers and stockholders. As a result, our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce this risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited.
No customer accounted for more than 10% of revenue for the three and six months ended June 30, 2021. One customer accounted for 13% and 12% of revenue for the three and six months ended June 30, 2020. As of June 30, 2021, we had one customer that accounted for more than 10% of the total accounts receivable balance. As of December 31, 2020, we had a different customer that accounted for more than 10% of the total accounts receivable balance.

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
Convertible Debt
We early adopted ASU 2020-06 as of January 1, 2021, which in effect, allows for the separation models for convertible debt that contain cash conversion features accounted for as a cash conversion or beneficial conversion features to be removed. We evaluated the terms of our debt in line with ASU 2020-06 and concluded that the instrument does not require separation and that there were no other derivatives that required separation. We have combined these features with the host contract and we account for our convertible debt as a single liability in long-term debt on our condensed consolidated balance sheet. The carrying amount of the liability is based on the gross proceeds, net of the unamortized transaction costs incurred related to the issuance of the convertible debt instrument. This difference represents a debt discount that is amortized to interest expense over the term of the convertible debt instrument using the effective interest rate method. We apply the if-converted method for calculation of diluted earnings per share for our convertible debt instrument.
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
Other Recent Accounting Pronouncements
Other recently issued accounting pronouncements are not expected to have a material impact on our condensed consolidated financial statements.

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

Judgment is required to determine the SSP for each distinct performance obligation. We analyze separate sales of our products and services as a basis for estimating the SSP of our products and services. We then use the SSP as the basis for allocating the transaction price when our product and services are sold together in a contract with multiple performance obligations. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information, such geographic region and distribution channel, in determining the SSP.

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

Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, one other country, Singapore, accounted for 13% and 12% of revenue, respectively.

The following table presents our net revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
United States	$59,674	$46,046	$122,408	$87,054
Asia Pacific	9,077	14,057	18,231	23,851
Europe	8,232	7,993	17,872	15,546
All other	8,043	6,567	11,367	11,136
Total revenue	$85,026	$74,663	$169,878	$137,587

The majority of our revenue is derived from enterprise customers, which are defined as customers with revenue in excess of $100,000 over the previous 12-month period. For legacy Signal Sciences customers through the acquisition in the fourth quarter of 2020 (see Note 5), they are counted as enterprise customers if they have had revenue in excess of $75,000 during the previous 9-month period, since the closing of the Signal Sciences acquisition on October 1, 2020. The following table presents our net revenue for enterprise and non-enterprise customers:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Enterprise customers	$74,372	$67,330	$149,837	$123,137
Non-enterprise customers	10,654	7,333	20,041	14,450
Total revenue	$85,026	$74,663	$169,878	$137,587

Contract balances

The timing of revenue recognition may differ from the timing of invoicing to customers. We have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue is recognized subsequent to invoicing.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized and consists of the unearned portions of edge cloud platform usage and billings to customers for our security subscription services. Amounts that have been invoiced for annual subscriptions, but not collected, are recorded in accounts receivable and in unearned revenue or in revenue depending on whether services have been delivered to the customer. Our payment terms and conditions vary by contract type. Payment terms on invoiced amounts are at an average of 30 days.

The following table presents our contract assets and contract liabilities as of June 30, 2021 and as of December 31, 2020:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Contract assets	$209	$387
Contract liabilities	$27,236	$18,020

The following table presents the revenue recognized during the three and six months ended June 30, 2021 and 2020 from amounts included in the contract liability at the beginning of the period:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$6,840	$834	$11,136	$301

Remaining performance obligations

As of June 30, 2021, we had $134.7 million of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods, respectively. We apply the practical expedient of ASC 606, which gives us the optional exemption from disclosing certain information about our remaining performance obligations for our service contracts for which the original contract duration is one year or less, such as the aggregate transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. The typical contract term is one year, although terms may vary by contract. As of June 30, 2021, we expect to recognize 84% of this balance over the next 12 months and the remainder within the following year.

Costs to obtain a contract

We capitalize incremental costs associated with obtaining customer contracts, specifically for sales commissions. These costs are deferred on our Condensed Consolidated Balance Sheets and are amortized over the expected period of benefit on a straight-line basis. Based on the nature of our unique technology and services, the rate at which we continually enhance and update our technology, and our historical customer retention, the expected period of benefit is determined to be approximately five years. Amortization is recorded within the sales and marketing line item on the accompanying Condensed Consolidated Statements of Operations. The incremental costs associated with obtaining customer contracts, the majority of which are deferred commissions, are included in other assets on the accompanying Condensed Consolidated Balance Sheets.

As of June 30, 2021 and December 31, 2020, our costs to obtain contracts were as follows:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Deferred contract costs, net	$22,077	$19,332

During the three months ended June 30, 2021 and 2020, we recognized $1.5 million and $0.8 million of amortization related to deferred contract costs, respectively. During the six months ended June 30, 2021 and 2020, we recognized $2.9 million and $1.5 million of amortization related to deferred contract costs, respectively. These costs are recorded within the sales and marketing financial statement line item on the accompanying Condensed Consolidated Statements of Operations.

4.     Investments and Fair Value Measurements
Our total cash, cash equivalents and marketable securities consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents:
Cash	$5,772	$21,273
Money market funds	682,214	36,629
Commercial paper	—	4,998
Total cash and cash equivalents	$687,986	$62,900
Marketable securities:
Corporate notes and bonds	$—	$14,314
Commercial paper	166,298	41,445
U.S. Treasury securities	65,409	75,524
Foreign government and supranational securities	10,037	—
Total marketable securities, current	$241,744	$131,283
Corporate notes and bonds	30,516	—
U.S. Treasury securities	100,516	20,448
Asset-backed securities	21,770	—
Foreign government and supranational securities	20,425	—
Total marketable securities, non-current	$173,227	$20,448
Total marketable securities	$414,971	$151,731
Total Cash, Cash Equivalents and Marketable Securities	$1,102,957	$214,631
As of June 30, 2021 and December 31, 2020, all of our securities are classified as available-for-sale. The majority of these securities have contractual maturities of one year or less and accordingly, we have classified these securities as short-term. These short-term securities are included within the marketable securities, current financial statement line item on our Condensed Consolidated Balance Sheet. As of June 30, 2021 and December 31, 2020, we also held certain securities that have contractual maturities greater than one year. As we do not intend to hold these securities to maturity, accordingly, consistent with our intentions to hold the securities for more than 12 months, we have classified all securities as long-term. These long-term securities are included within the marketable securities, noncurrent financial statement line item on our Condensed Consolidated Balance Sheet.

Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$30,552	$—	$(36)	$30,516
Commercial paper	166,298	—	—	166,298
U.S. Treasury securities	165,989	11	(75)	165,925
Asset-backed securities	21,773	—	(3)	21,770
Foreign government and supranational securities	30,479	—	(17)	30,462
Total available-for-sale investments	$415,091	$11	$(131)	$414,971

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$14,297	$17	$—	$14,314
Commercial paper	41,445	—	—	41,445
U.S. Treasury securities	95,884	93	(5)	95,972
Total available-for-sale investments	$151,626	$110	$(5)	$151,731
There were no securities in a continuous loss position for 12 months or longer as of June 30, 2021 and December 31, 2020. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above, as we believe that the decrease in fair value of these securities is temporary.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$682,214			$682,214
Total cash equivalents	682,214	—	—	682,214
Marketable securities:
Corporate notes and bonds	—	30,516	—	30,516
Commercial paper	—	166,298	—	166,298
U.S. Treasury securities	—	165,925	—	165,925
Asset-backed securities	—	21,770	—	21,770
Foreign government and supranational securities	—	30,462	—	30,462
Total marketable securities	—	414,971	—	414,971
Restricted cash:
Money market funds	980			980
Total restricted cash	980	—	—	980
Total financial assets	$683,194	$414,971	$—	$1,098,165

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$36,629	$—	$—	$36,629
Commercial paper	—	4,998	—	4,998
Total cash equivalents	36,629	4,998	—	41,627
Marketable securities:
Corporate notes and bonds	—	14,314	—	14,314
Commercial paper	—	41,445	—	41,445
U.S. Treasury securities	—	95,972	—	95,972
Total marketable securities	—	151,731	—	151,731
Restricted cash:
Money market funds	980	—	—	980
Total restricted cash	980	—	—	980
Total financial assets	$37,609	$156,729	$—	$194,338

The Company classifies its investments, which are comprised of corporate notes and bonds, commercial paper, U.S. treasury securities, foreign government and supranational securities and asset-backed securities within Level 2 of the fair value hierarchy because the fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments. There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and six months ended June 30, 2021 and 2020.

5.     Business Combinations

Signal Sciences

On October 1, 2020, we completed the acquisition of Signal Sciences. We acquired 100% of the voting rights of Signal Sciences and it is now our wholly-owned subsidiary. The acquisition is expected to expand our security portfolio and bolster our existing security offerings with our web application and API protection solutions.

Under the terms of the Merger Agreement, we acquired Signal Sciences for an aggregate purchase price of $759.4 million, consisting of approximately $223.0 million in cash and the balance in Class A Common Stock and equity consideration of $536.4 million. A total of 6,367,709 shares were issued, of which the fair value of 5,471,210 shares were attributed to purchase price and 896,499 shares, which are restricted as they are subject to revesting conditions, will be recognized as stock-based compensation expense as the required employee services are provided. These restricted shares, which belong to the three co-founders of Signal Sciences, will revest on a quarterly basis over a 2-year period. All of these shares have a par value of $0.00002 per share.

As part of the acquisition, we assumed the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”) and registered 251,754 shares under the Signal Plan, which were the outstanding unvested options to purchase shares of common stock of Signal Sciences. Such options became exercisable to purchase shares of Fastly’s Class A common stock, subject to appropriate adjustments to the number of shares and the exercise price of each such option.

We assumed the aforementioned unvested options at the completion of the acquisition with an estimated fair value of $21.8 million. Of the total consideration, $1.1 million was allocated to the purchase price and $20.7 million was allocated to future services, which will be expensed over the employees' remaining requisite service periods of approximately 2.5 years on a straight-line basis. The estimated fair value of the stock options assumed was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.1 was applied to convert Signal Sciences’ outstanding stock awards into shares of Fastly's Class A common stock.

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

The unaudited pro forma financial information was as follows (in thousands):

(Unaudited)
For the year ended December 31, 2020
(in thousands)
Revenue	$313,665
Net loss	$(159,248)

6.     Balance Sheet Information
Property and equipment, net
Property and equipment, net consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
	(in thousands)
Computer and networking equipment	$159,939	$129,998
Leasehold improvements	3,802	3,817
Furniture and fixtures	1,260	1,092
Office equipment	654	659
Internal-use software	25,194	22,066
Property and equipment, gross	$190,849	$157,632
Accumulated depreciation and amortization	(74,378)	(61,653)
Property and equipment, net	$116,471	$95,979
Depreciation on property and equipment for the three months ended June 30, 2021 and 2020 was approximately $6.9 million and $4.7 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $1.0 million and $0.6 million, respectively, for the three months ended June 30, 2021 and 2020.
Depreciation expense on property and equipment for the six months ended June 30, 2021 and 2020 was approximately $13.3 million and $9.4 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $1.9 million and $1.2 million, respectively, for the six months ended June 30, 2021 and 2020.
As of June 30, 2021 and December 31, 2020, the unamortized balance of capitalized internal-use software costs on our Condensed Consolidated Balance Sheets was approximately $15.4 million and $14.2 million, respectively.
We lease certain networking equipment from various third parties, through equipment finance leases. Our networking equipment assets as of June 30, 2021 and December 31, 2020, included a total of $51.8 million and $36.2 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $9.1 million and $6.7 million as of June 30, 2021 and December 31, 2020, respectively.
Other assets
Other assets consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
	(in thousands)
Deferred contract costs, net	$22,077	$19,332
Restricted cash	893	893
Other assets	4,608	4,692
Total other assets	$27,578	$24,917

Accrued expenses
Accrued expenses consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
	(in thousands)
Accrued compensation and related benefits	$11,539	$17,840
Sales and use tax payable	6,885	6,274
Accrued acquisition-related costs	—	3,644
Accrued colocation and bandwidth costs	4,135	2,208
Other accrued liabilities	6,050	4,368
Total accrued expenses	$28,609	$34,334
Other Current Liabilities
Other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
	(in thousands)
Deferred revenue, current	$22,667	$15,916
Accrued computer and networking equipment	6,249	3,126
Liability for early-exercised stock options	255	255
Other current liabilities	564	380
Total other current liabilities	$29,735	$19,677
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
	(in thousands)
Deferred revenue, non-current	$4,569	$2,104
CARES Act payroll tax deferral	1,676	1,676
Other long-term liabilities	257	620
Total other long-term liabilities	$6,502	$4,400

7.     Leases

We have operating leases for corporate offices and data centers ("colocation leases"), and finance leases for networking equipment. Our leases have remaining lease terms of 0.1 years to 6 years, some of which include options to extend the leases. We have elected the short-term lease recognition practical expedient, whereby we will not recognize right-of-use ("ROU") assets or lease liabilities for existing short-term leases.

We also sublease a portion of our corporate office spaces. Our subleases have remaining lease terms of 3 years. Our sublease income was $0.2 million and $0.3 million, respectively, for the three months ended June 30, 2021, and 2020. Our sublease income was $0.4 million and $0.5 million, respectively, for the six months ended June 30, 2021, and 2020.

The components of lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost:
Operating lease cost	$6,452	$5,227	$12,804	$10,162
Variable lease cost	1,460	1,355	2,818	2,288
Total operating lease costs	$7,912	$6,582	$15,622	$12,450

Finance lease cost:
Amortization of assets under finance lease	$1,250	$723	$2,484	$1,408
Interest	405	149	735	268
Total finance lease costs	$1,655	$872	$3,219	$1,676

Other information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases liabilities included in cash from operating activities	$6,491	$4,141	12,856	8,413
Payments for finance leases interest included in cash from operating activities	$405	$149	735	268
Payments for finance leases liabilities included in cash from financing activities	$3,628	$1,307	$6,579	$2,900

Assets obtained in exchange for lease obligations:
Operating leases	$4,657	$7,898	$13,481	$10,278
Finance leases	$13,529	$5,852	$15,538	$7,842

	As of June 30,	As of December 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	4.40	4.44
Finance leases	2.39	2.51

Weighted Average Discount Rate
Operating leases	5.56%	5.68%
Finance leases	5.14%	5.12%

As of June 30, 2021, we had undiscounted commitments of $17.8 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2021 with lease terms of 2 years to 6 years.

Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2021	$24,489	$8,403
2022	19,354	15,014
2023	13,941	11,488
2024	12,374	1,675
2025	11,864	—
Thereafter	11,900	—
Total future minimum lease payments	$93,922	$36,580
Less: imputed interest	(9,252)	(2,122)
Total liability	$84,670	$34,458

8.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2021 are as follows:

Six months ended June 30, 2021
(in thousands)
Balance as of December 31, 2020	$635,590
Foreign currency translation and other adjustments	56
Balance as of June 30, 2021	$635,646
As of June 30, 2021 and December 31, 2020, our intangible assets consisted of the following:

	As of June 30, 2021			As of December 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,100	$(6,478)	$62,622	$69,100	$(2,053)	$67,047
Developed technology	49,500	(7,425)	42,075	49,500	(2,475)	47,025
Trade names	3,300	(825)	2,475	3,300	(275)	3,025
Internet protocol addresses	4,984	(723)	4,261	2,891	(578)	2,313
Backlog	2,200	(825)	1,375	2,200	(275)	1,925
In-process research and development ("IPR&D")	368	—	368	368	—	368
Domain name	39	—	39	39	—	39
Total intangible assets	$129,491	$(16,276)	$113,215	$127,398	$(5,656)	$121,742

Our intangible assets are comprised of customer relationships, developed technology, trade names, internet protocol addresses, backlog, and IPR&D. Our customer relationships, developed technology, trade names, internet protocol addresses, backlog, domain name intangible assets are subject to amortization. IPR&D intangible and domain name assets are indefinite-lived and not subject to amortization. We purchased $2.1 million of intangible assets during the three and six months ended June 30, 2021. We did not purchase additional intangible assets during the three and six months ended June 30, 2020.
Amortization expense was $5.3 million and $10.6 million for the three and six months ended June 30, 2021. Amortization expense was less than $0.1 million for the three and six months ended June 30, 2020.
We perform tests for impairment of goodwill and long-lived assets on an annual basis as of October 31 or more frequently if events or changes in circumstances indicate that our long-lived assets might be impaired. We did not record any impairment charges during both the three and six months ended June 30, 2021 and 2020.
The annual expected amortization expense of intangible assets subject to amortization as of June 30, 2021 is as follows:

As of June 30, 2021
(in thousands)
Remainder of 2021	$10,628
2022	20,974
2023	19,874
2024	19,040
2025	16,561
Thereafter	25,770
Total	$112,847

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

Senior Secured Credit Facilities Agreement

On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million with a maturity date of February 16, 2024. The Credit Agreement bears interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% - 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% - 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. The Credit Agreement requires us to comply with these affirmative and negative covenants and we were in compliance with all covenants as of June 30, 2021.We recorded $0.6 million of debt issuance costs associated with the Credit Agreement in other assets on our condensed consolidated balance sheet. During the three and six months ended June 30, 2021, no amount was drawn down on our Credit Agreement. As of June 30, 2021, and no amount was outstanding under the Credit Agreement.

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

We may not redeem the Notes prior to March 20, 2024. On or after March 20, 2024, we may redeem for cash, all or any portion of the Notes, at our option, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. No sinking fund is provided for the Notes.

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

As of June 30, 2021, the conversion conditions have not been met and therefore the Notes are not yet convertible.

The following table reflects the carrying values of the debt agreements as of June 30, 2021:

As of June 30, 2021
(in thousands)
Convertible Senior notes (effective interest rate of 0.40%)
Principal amount	$948,750
Less: unamortized debt issuance costs	(17,365)
Less: current portion of long-term debt	—
Long-term debt, less current portion	$931,385
Total interest expense related to our debt obligations for the three and six months ended June 30, 2021, was $1.0 million and $1.4 million, respectively, which excludes the interest expense related to our finance leases which is separately disclosed in Note 7—Leases. For the three and six months ended June 30, 2020, our interest expense is $0.4 million and $0.7 million, respectively, of which $0.1 million and $0.3 million relates to finance lease agreements and other costs.

10.     Commitments and Contingencies
Purchase Commitments
As of June 30, 2021, we had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors). We also have long-term commitments for various non-cancelable software as a service ("SaaS") agreements.

Our minimum future commitments related to our purchase commitments as of June 30, 2021 were as follows:

	Cost of Revenue Commitments	SaaS Agreements	Total Purchase Commitments
	(in thousands)
Remainder of 2021	$25,317	$8,614	$33,931
2022	21,405	13,434	34,839
2023	4,474	9,189	13,663
2024	2,592	—	2,592
2025	1,642	—	1,642
Thereafter	46	—	46
Total	$55,476	$31,237	$86,713
Sales and Use Tax
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with U.S. GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $6.9 million and $6.3 million as of June 30, 2021 and December 31, 2020, respectively. These estimates are based on several key assumptions, including the taxability of our products, the jurisdictions in which we believe we have nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

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
On August 27, 2020, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Marcos Betancourt v. Fastly, Inc., et al. (Case No. 4:20-cv-06024-PJH) naming as defendants us and certain of our officers. On September 15, 2020, a substantively identical complaint was filed against the same defendants in the same court, captioned Rami Habib v. Fastly, Inc., et al. (Case No. 4:20-cv-06454-JST). On September 27, 2020, the court consolidated the two cases into one putative class action, captioned In re Fastly, Inc. Securities Litigation. On February 10, 2021, the Court appointed lead plaintiff (“Lead Plaintiff”) and lead counsel. On April 12, 2021, Lead Plaintiff filed a consolidated complaint (the “Consolidated Complaint”). The Consolidated Complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC Rule 10b-5 by making materially false or misleading statements between May 6, 2020 and October 14, 2020 regarding the Company’s business and financials, including allegations that the Company failed to disclose the identity of one of its largest customers. The Lead Plaintiff also alleges that certain of the Company’s officers violated Section 20(a) of the Exchange Act. On June 11, 2021, defendants filed a motion to dismiss the Consolidated Complaint that Lead Plaintiff opposed on July 26, 2021.
On December 28, 2020, certain of our officers and directors were named as defendants in a shareholder derivative action filed in the United States District Court for the District of Delaware, captioned Wei v. Bixby, et al., Case No. 1:20-cv-01773-MN. On February 2, 2021, a substantially similar shareholder derivative complaint was filed against the same defendants in the same court, captioned Kristen Gorenberg v. Bixby et al., Case No. 1:21-cv-00136. The derivative complaints assert, inter alia, breach of fiduciary duty claims. On March 15, 2021, the Court consolidated the cases and stayed the consolidated derivative action until after resolution of our motion to dismiss in the above-referenced securities class action. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and our officers and directors.

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

As of June 30, 2021, we have not accrued for any loss contingencies on the above mentioned lawsuits as we do not believe an outcome resulting in a loss is probable. We will accrue for loss contingencies if it becomes both probable that we will incur a loss and if we can reasonably estimate the amount or range of the loss.

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

11.     Stockholders' Equity
Common Stock
Our Amended and Restated Certificate of Incorporation, as amended and restated in May 2019 (the "Certificate"), authorizes the issuance of 1.0 billion shares of Class A common stock and 94.1 million shares of Class B common stock, each at a par value per share of $0.00002. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share.
As of June 30, 2021 and December 31, 2020, 106.3 million and 103.4 million shares of Class A common stock were issued and outstanding, respectively. As of June 30, 2021 and December 31, 2020, 9.7 million and 10.2 million shares of Class B common stock were issued and outstanding, respectively.
Our amended and restated certificate of incorporation includes an automatic conversion provision, which, on the date when the outstanding shares of our Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock (the “Sunset Trigger Date”), all our outstanding shares of Class B common stock will automatically convert into the same number of shares of Class A common stock under the terms of our amended and restated certificate of incorporation on the trading day falling nine months after the Sunset Trigger Date ("the Conversion"). No additional Class B shares may be issued following the Conversion. On October 12, 2020, the outstanding shares of our Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. As a result, all our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock on July 12, 2021 (the "Conversion"), pursuant to the terms of the Certificate. Upon the conversion, outstanding options denominated in shares of Class B common stock issued under any of the Company’s equity incentive plans remained unchanged, except that they now represent the right to receive shares of Class A common stock. In accordance with the Certificate, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by the Company.

On July 12, 2021, the Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion. Upon the effectiveness of the certificate, the Company’s total number of authorized shares of capital stock was reduced by the retirement of 90.0 million shares of Class B common stock.

Preferred Stock
Our Amended and Restated Certificate of Incorporation, as amended and restated in May 2019, also authorizes the issuance of 10.0 million shares of preferred stock, at a par value per share of $0.00002, with rights and preferences, including voting rights, designated from time to time by the Board of Directors (the "Board"). As of both June 30, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.
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
As of both June 30, 2021 and December 31, 2020, there were 23.6 million shares of Class B common stock reserved for issuance pursuant to outstanding stock options under the 2011 Plan. As of June 30, 2021 and December 31, 2020, there were no shares of Class B common stock available for issuance for future grants under the 2011 Plan.

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
In October 2020, we assumed the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”) and registered 251,754 shares under the Signal Plan, which were the outstanding unvested options to purchase shares of common stock of Signal Sciences. Such options became exercisable to purchase shares of Fastly’s Class A common stock, subject to appropriate adjustments to the number of shares and the exercise price of each such option.

As of June 30, 2021 and December 31, 2020, an aggregate of 25.1 million shares and 19.4 million shares of Class A common stock have been reserved for issuance under the 2019 Plan, respectively. As of June 30, 2021 and December 31, 2020, there were 17.4 million and 12.8 million Class A common stock available for issuance under the 2019 Plan, respectively.
In May 2019, in conjunction with our IPO, our Board and stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year.

As of June 30, 2021 and December 31, 2020, an aggregate of 4.6 million shares and 3.5 million shares of Class A common stock have been reserved for issuance under the ESPP, respectively. As of June 30, 2021 and December 31, 2020, there were 3.8 million shares and 2.8 million shares of Class A common stock available for future issuance under the ESPP, respectively.

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
Forfeitures are recognized as they occur.
The following table summarizes stock option activity during the six months ended June 30, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2020	6,963	$5.63	6.7	$569,094
Granted	—	—
Exercised	(1,029)	5.45
Cancelled/forfeited	(184)	10.48
Outstanding at June 30, 2021	5,750	$5.51	6.1	$310,997
Vested and exercisable at June 30, 2021	4,054	$4.03	5.5	$225,285
Unvested and exercisable at June 30, 2021	216	$6.54	7.3	$11,483
The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $60.9 million and $76.3 million, respectively.
The total grant date fair value of employee options vested for the six months ended June 30, 2021 and 2020 was $8.8 million and $4.6 million, respectively.
There were no options granted during the three and six months ended June 30, 2021 and 2020.
During the three and six months ended June 30, 2021, we recorded stock-based compensation expense from stock options of approximately $4.4 million and $8.2 million, respectively.
During the three and six months ended June 30, 2020, we recorded stock-based compensation expense from stock options of approximately $2.0 million and $3.8 million, respectively.

During the three and six months ended June 30, 2021, we modified the terms of options awarded to certain employees to allow for the remaining unvested awards to be fully vested upon their change in employment status. As a result, we recorded incremental stock-based compensation expense in relation to these modifications of $1.2 million in both the three and six months ended June 30, 2021. Included in this expense, is the incremental fair value resulting from the modifications of the options of $1.1 million. During the three and six months ended June 30, 2020, we recorded incremental stock-based compensation expense in relation to these modifications of $0.4 million in both the three and six months ended June 30, 2020. Included in this expense is the incremental fair value resulting from the modifications of the options of $0.3 million.
As of June 30, 2021, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $18.7 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.91 years.
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
As of June 30, 2021 and December 31, 2020, a total of 62,248 and 90,977 shares of Class B Common Stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of approximately $0.3 million and $0.4 million as of June 30, 2021 and December 31, 2020, respectively, is recorded in other current liabilities and other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.
The activity of non-vested shares as a result of early exercise of options granted to employees and non-employees, is as follows:

Six months ended June 30,
2021
(in thousands)
Beginning balance as of December 31, 2020	91
Early exercise of options	—
Vested	(29)
Repurchased	—
Ending balance as of June 30, 2021	62
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

The following table summarizes RSU activity during the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2020	4,520	$30.01
Granted	1,305	72.45
Vested	(871)	28.36
Cancelled/forfeited	(217)	40.18
Unvested RSUs as of June 30, 2021	4,737	$41.54
During the three and six months ended June 30, 2021, we recognized stock-based compensation expense related to RSUs of $15.8 million and $29.0 million, respectively.
During the three and six months ended June 30, 2020, we recognized stock-based compensation expense related to RSUs of $13.4 million and $17.4 million, respectively.
During the three and six months ended June 30, 2021, there were no RSU awards modifications that resulted in incremental stock-based compensation expense recorded. During the three and six months ended June 30, 2020, the Company modified the terms of its RSUs awarded to an employee to allow for the remainder unvested awards to be fully vested upon their change in employment status. As a result, the Company recorded incremental stock-based compensation expense in relation to the modification of $4.8 million for both the three and six months ended June 30, 2020. Included in this expense, is the incremental fair value resulting from the modifications of the RSUs of $0.1 million.
As of June 30, 2021, total unrecognized stock-based compensation cost related to non-vested RSUs was $181.4 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
Stock Subject to Revest ("Revest Shares")
In conjunction with the acquisition of Signal Sciences in fiscal 2020, a restriction was placed on 896,499 shares belonging to the three co-founders of Signal Sciences which are subject to revesting on a quarterly basis over a 2 year period. Refer to Note 5—Business Combinations for further details.
The following table summarizes the activity related to the revest shares during the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested revest shares as of December 31, 2020	784	$97.84
Vested	(224)	97.84
Cancelled/forfeited	—
Unvested revest shares as of June 30, 2021	560	$97.84
For the three and six months ended June 30, 2021, we recognized stock-based compensation expense related to revest shares of $11.0 million and $21.9 million, respectively.
As of June 30, 2021, total unrecognized stock-based compensation cost related to revest shares was $54.7 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

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

The following table summarizes the activity related to the PSUs during the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested PSUs as of December 31, 2020	88	$65.11
Granted	71	102.06
Vested	(38)	65.11
Cancelled/forfeited	(12)	65.11
Unvested PSUs as of June 30, 2021	109	$89.16

For the three and six months ended June 30, 2021, we recognized stock-based compensation expense related to PSUs of $1.7 million and $3.8 million, respectively, based on the extent of the performance conditions that were deemed probable of achievement.
As of June 30, 2021, total unrecognized stock-based compensation cost related to PSUs was $4.4 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
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
We estimated the fair value of shares granted under the ESPP using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30,
	2021	2020
Fair value of common stock	$12.66 - $24.07	$6.02 - 14.09
Expected term (in years)	0.49 to 0.50	0.50
Risk-free interest rate	0.02% - 0.10%	0.14% - 1.59%
Expected volatility	47% - 50%	43% - 60%
Dividend yield	—%	—%
    During the three and six months ended June 30, 2021, we withheld $2.6 million and $6.0 million in contributions from employees, respectively, and recognized $0.9 million and $2.1 million in stock-based compensation expense related to the ESPP, respectively. During the three and six months ended June 30, 2020, we withheld $1.9 million and $4.1 million in contributions from employees, respectively, and recognized $1.3 million and $2.0 million in stock-based compensation expense related to the ESPP, respectively.
During the three and six months ended June 30, 2021, 0.2 million shares of our Class A common stock was purchased under the offering period that commenced on November 21, 2020. During the three and six months ended June 30, 2020, $0.2 million shares of our Class A common stock was purchased under the offering period that commenced on November 21, 2019.
Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenue	$1,828	$1,090	$3,014	$1,705
Research and development	8,634	4,053	16,592	5,724
Sales and marketing	5,631	7,076	10,639	8,559
General and administrative	17,333	4,062	34,019	6,622
Total	$33,426	$16,281	$64,264	$22,610
For the three and six months ended June 30, 2021, we capitalized $0.4 million and $0.8 million of stock-based compensation expense, respectively. For the three and six months ended June 30, 2020, we capitalized $0.4 million and $0.6 million of stock-based compensation expense, respectively.
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

On May 17, 2019, immediately upon closing of the IPO, our warrants to purchase convertible preferred stock were automatically converted to warrants to purchase an equal number of shares of our Class B common stock. As a result, the warrants were remeasured a final time, immediately prior to the closing of the IPO, and reclassified to additional paid-in capital within stockholders' equity. Changes in the fair value were recorded within other expense, net on the consolidated statement of operations. As of December 31, 2019, the warrants were classified and recorded as additional paid-in capital on the condensed consolidated balance sheets.

In the three and six months ended June 30, 2020, the remainder Class B common stock warrants related to the previously outstanding subordinated debt and loan agreements were fully exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, we issued 144,635 shares of our Class B common stock and there were no remaining outstanding common stock warrant liabilities as of June 30, 2020.

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
On July 12, 2021, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by us. Accordingly, our net loss per share will no longer be computed using a two-class method, but instead a single class share method subsequent to this date.
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

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	Class A(1)	Class B(2)	Class A(1)	Class B(2)	Class A(1)	Class B(2)	Class A(1)	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(53,339)	$(4,956)	$(11,595)	$(2,865)	$(99,511)	$(9,467)	$(19,680)	$(6,770)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	105,522	9,804	80,056	19,779	104,766	9,967	72,633	24,985
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.51)	$(0.14)	$(0.14)	$(0.95)	$(0.95)	$(0.27)	$(0.27)
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

	Number of Shares
	As of June 30,
	2021	2020
	(in thousands)
Stock options	5,750	8,330
RSUs	4,737	5,166
PSUs	109	88
Revest shares	560	—
Early exercised stock options	62	135
Shares issuable pursuant to the ESPP	23	28
Convertible senior notes (if-converted)	9,229	—
Total	20,470	13,747

13.     Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
In the three months ended June 30, 2021 and 2020, we recorded income tax benefit of $0.2 million and $0.0 million, respectively. In the six months ended June 30, 2021 and 2020, we recorded income tax expenses of $0.0 million and $0.8 million, respectively.
We continue to maintain a full valuation allowance on our U.S. Federal and state net deferred tax assets. The tax expense for the three and six months ended June 30, 2021 and 2020 was primarily due to foreign and state income tax expense.

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

Long-Lived Assets
The following table presents long-lived assets by geographic region:

	As of June 30,	As of December 31,
	2021	2020
	(in thousands)
United States	$79,890	$65,054
All other countries	36,581	30,925
Total long-lived assets	$116,471	$95,979

15.     Subsequent Events

On October 12, 2020, the outstanding shares of our Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. As a result, all our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock on July 12, 2021, pursuant to the terms of our amended and restated certificate of incorporation (the "Certificate"). In accordance with the Certificate, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by us.

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
Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of four key components: a programmable edge, a software-defined modern network, safety in depth, and a philosophy of customer empowerment. Our programmable edge provides developers with real-time visibility and control, where they can write and deploy code in a serverless environment and to push application logic to the edge. It supports modern application delivery processes, freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. It is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. Our 145 terabit software-centric network is located across 61 markets as of June 30, 2021. We define markets as unique metropolitan areas where we have one or more Points of Presence ("POPs"). Our safety in depth approach integrates security into multiple layers of development: architecture, engineering, and operations. That's why we invest in building security into the fabric of our platform, alongside performance. We provide developers and security operations teams with a fast, safe environment to create, build, and run modern applications.

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
We are continuing to bring new innovations to our edge cloud platform and software-defined modern network architecture, and are seeing an increased interest from customers in our programmable edge computing solution. The success of these direct selling efforts is reflected by our 408 enterprise customers, as of June 30, 2021 that generated 89% of our total revenue for the trailing 12 months ended June 30, 2021. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. Legacy Signal Sciences customers are counted as enterprise customers if they have had revenue in excess of $75,000 during the previous 9-month period, since the closing of the Signal Sciences acquisition on October 1, 2020 (see Note 5).
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

Our DBNER was 126.2% and 137.4% for the trailing 12 months ended June 30, 2021 and 2020, respectively. Our NRR was 93.2% and 137.8% for the trailing twelve months ended June 30, 2021 and 2020, respectively. Our LTM NRR was 120.7% and 135.6% for the trailing 12 months ended June 30, 2021 and 2020, respectively. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric.

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
We have achieved significant growth in recent periods. For the three months ended June 30, 2021 and 2020, our revenue was $85.0 million and $74.7 million, respectively, an increase of 14%. For the six months ended June 30, 2021 and 2020, our revenue was $169.9 million and $137.6 million, respectively, an increase of 23%. Our 10 largest customers generated an aggregate of 35% and 31% of our revenue in the trailing 12 months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, we incurred a net loss of $58.3 million and $14.5 million, respectively. For the six months ended June 30, 2021 and 2020, we incurred a net loss of $109.0 million and $26.5 million, respectively.

Recent Events
Departure and Appointment of Principal Financial Officer
On May 5, 2021, we announced that Adriel Lares will step down from his office as our Chief Financial Officer. On June 29, 2021, we announced that Ronald W. “Ron” Kisling, age 60, has been appointed to serve as our Chief Financial Officer. Mr. Kisling will begin serving as our Chief Financial Officer effective August 9, 2021. Until that time, Adriel Lares will remain in his position as our Chief Financial Officer.

Conversion of dual class common stock structure
On October 12, 2020, the outstanding shares of our Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. As a result, all our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock on July 12, 2021, pursuant to the terms of our amended and restated certificate of incorporation (the "Certificate"). Upon the conversion, outstanding options denominated in shares of Class B common stock issued under any of our equity incentive plans remained unchanged, except that they now represent the right to receive shares of Class A common stock. In accordance with the Certificate, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by us.

Factors Affecting Our Performance
Winning New Customers
We are focused on continuing to attract new customers. Our customer base includes both large, established enterprises that are undergoing digital transformation and emerging companies spanning a wide array of industries and verticals. In both instances, developers within these companies often use and advocate the adoption of our platform by their companies. We also benefit from word-of-mouth promotion across the broader developer community. We will continue to invest in our developer outreach, leveraging it as a cost-efficient approach to attracting new customers. With our newly expanded security portfolio from the acquisition of Signal Sciences at the end of 2020 and our edge computing capabilities, we will increase our focus on brand awareness, public relations and analyst relations in efforts to help generate awareness and demand for these offerings. We also plan to dedicate significant resources to sales and marketing programs, including various online marketing activities as well as targeted account-based advertising. This will require us to dedicate significant resources to further develop the market for our platform and differentiate our platform from competitive products and services. We will also need to expand, retain, and motivate our sales and marketing personnel in order to target our sales efforts at larger enterprises and senior management of these potential customers.

The uncertainty surrounding the EU-US Privacy Shield framework, which was invalidated by the Court of Justice of the EU in July 2020, could impact customer growth and acquisition for customers and potential customers conducting business in Europe. We have encountered and may continue to encounter heightened concerns relating to privacy from customers and potential customers conducting business in Europe since the invalidation of the EU-US Privacy Shield framework. Specifically, we have received more requests relating to EU privacy requirements, impacting the sales negotiation process, and had potential customers decline to do business with us due to privacy concerns related to updated interpretations of the laws applicable to transfers of personal data to the United States. For additional details, refer to the section titled "Risk Factors."

In addition, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and could influence potential customers' buying decisions.
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
Our ability to retain our customers and expand their usage could be impaired for a variety of reasons, including a customer moving to another provider or reducing usage within the term of their contract to their minimum usage commitment. Even if our customers expand their usage of our platform, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments. For example, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and has resulted in customers reducing or removing traffic from our platform and service level agreement claims.
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
International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations. As of June 30, 2021, our edge network spans across 42 markets and 27 countries that are outside of the United States. As of December 31, 2020, our edge network spans across 40 markets and 25 countries that are outside of the United States.
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

Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud platform. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network, resulting in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our suppliers have been impacted by the COVID-19 pandemic, which has reduced the availability of or resulted in delays, and may continue to reduce the availability or result in delays, of most of the parts and components needed to construct our servers. In addition, supplier production constraints as well as third parties making large quantity purchases have impacted, and may continue to impact, our ability to procure a sufficient quantity of the same parts and components required to construct our servers. Any such delays or shortages could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.
Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three and six months ended June 30, 2021, our research and development expenses as a percentage of revenue was 36% and 35%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, towards the end of 2020, we acquired Signal Sciences, a security software company that provides protection from web, API, and mobile security threats, expanding our security portfolio.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our total investment in property and equipment for the three and six months ended June 30, 2021 was $4.6 million and $13.7 million, representing 5% and 8% of our revenue in the period, respectively. We expect our investment in property and equipment to increase on an absolute basis and may increase as a percentage of revenue in future periods. Our gross margins and operating results are impacted by these investments. As of June 30, 2021, our network is located in 61 markets across 28 countries.
In the event that there are errors in software, failures of hardware, damages to a facility or misconfigurations of any of our services—whether caused by our products, third-party error, our own error, natural disasters, or security breaches—we could experience lengthy interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. For example, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and has resulted in customers reducing or removing traffic from our platform and service level agreement claims. Within 49 minutes, 95% of our network was operating as normal. In addition, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly when customers experience cyber-attacks. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including service outages, payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits, or governments adopting regulations that impact network operations.
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

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners and customers. For example, we experienced delays in the ramping of new traffic due to travel and data center restrictions in South Asia that delayed network build outs and the timing of customer code freezes, each affected in part due to COVID-19-related issues. In addition, our suppliers have been impacted by the COVID-19 pandemic, which has reduced the availability or resulted in delays, and may continue to reduce the availability or result in delays, of most of the parts and components needed to construct our servers. In March 2020, we closed all of our offices, suspended non-essential travel, cancelled or postponed Fastly-sponsored in-person events, and we are not permitting in-person employee attendance at industry events or work-related meetings. We have instead shifted to hosting virtual events, including Altitude, our signature Fastly event. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions have affected our ability to conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could affect our compliance certifications and cause customers to reduce or cease using our services. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and our customer ramping and onboarding process, delays in recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired in the future, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

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

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, including against variants that emerge, and we do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

For additional details, refer to the section titled "Risk Factors."

Key Business Metrics
We regularly review a number of metrics, including the key metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of the key metrics and other measures discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors. The results of Signal Sciences have been consolidated into our financial results and our key metrics as of June 30, 2020 and for the six months ended June 30, 2021.

	June 30,
	2021	2020
Number of customers (as of end of period)	2,581	1,951
Number of enterprise customers (as of end of period)	408	304
Dollar-Based Net Expansion Rate ("DBNER") (trailing 12 months)	126.2%	137.4%
NRR (as of end of period)	93.2%	137.8%
LTM NRR (trailing 12 months)	120.7%	135.6%
Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing and from which we recognized revenue during the period. An identifiable operating entity is defined as a company, a government entity, or a distinct business unit of a larger company that has a relationship with Fastly through direct sale or through one of our reseller partners where charges are identified on an end-customer basis. In cases where charges are identified through a reseller partner rather than on an end-customer basis, we record a single customer record for the reseller partner. Our customer groupings may be impacted by changes to our customers' business, including any impact from merger and acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. In addition to our paying customers, we also have trial, developer, nonprofit and open source program, and other non-paying accounts that are excluded from our customer count metric. As of June 30, 2021 and 2020, we had 2,581 and 1,951 customers, respectively.
Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. Legacy Signal Sciences customers are counted as enterprise customers if they have had revenue in excess of $75,000 during the previous 9-month period, since the closing of the Signal Sciences acquisition on October 1, 2020 (Note 5). As of June 30, 2021, we had 408 enterprise customers which generated 89% of our revenue for the trailing 12 months ended June 30, 2021. As of June 30, 2020, we had 304 enterprise customers which generated 90% of our revenue for the trailing 12 months ended June 30, 2020. We believe the recruitment and cultivation of enterprise customers is critical to our long-term success.

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

We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended June 30, 2021, we divide (i) revenue, for the trailing 12 months ended June 30, 2021, from customers that entered into a customer agreement on or before June 30, 2020 , and that remained customers as of June 30, 2021, by (ii) revenue, for the trailing 12 months ended June 30, 2020, from the same set of customers.
For the trailing 12 months ended June 30, 2021 and 2020 our DBNER was 126.2% and 137.4%, respectively. We believe that an annual cohort analysis of our customers demonstrates our success in customer expansion. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2018, 2019, and 2020 are referred to as the 2018 Cohort, 2019 Cohort, and 2020 Cohort respectively. As described above, our customers tend to increase their usage of our platform in their second year, which is typically followed by more modest increases in usage, if any, in ensuing years. For example, the DBNER for the 2018 Cohort was 310.6% for the year ended December 31, 2019. However, the DBNER for the 2018 Cohort was 163.2% for the year ended December 31, 2020, which generally represents their third year as a customer, depending on when they entered into a customer agreement. While DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts, we expect our DBNER to decrease as customers that have used our platform for more than two years become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR")
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current" period month) compared to the last month of the same period one year prior (the “prior" period month), and includes revenue contraction due to billing decreases or customer churn, revenue expansion due to billing increases, but excludes revenue from new customers. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the last month of the quarters ended June 30, 2021 and 2020 our NRR was 93.2% and 137.8%, respectively.

Our LTM NRR is intended to be supplemental to our NRR as we believe that it removes some of the volatility that is inherent in a usage-based business model. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the last month of the quarters ended June 30, 2021 and 2020 our LTM NRR was 120.7% and 135.6%, respectively.

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

Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$85,026	$74,663	$169,878	$137,587
Cost of revenue(1)	40,320	29,697	77,814	56,962
Gross profit	44,706	44,966	92,064	80,625
Operating expenses:
Research and development(1)	30,346	16,655	59,334	30,953
Sales and marketing(1)	36,334	24,680	71,206	43,848
General and administrative(1)	35,494	18,069	68,955	32,238
Total operating expenses	102,174	59,404	199,495	107,039
Loss from operations	(57,468)	(14,438)	(107,431)	(26,414)
Interest income	276	378	450	1,097
Interest expense	(1,436)	(371)	(2,097)	(687)
Other income (expenses), net	178	(53)	114	349
Loss before income taxes	(58,450)	(14,484)	(108,964)	(25,655)
Income tax expense (benefit)	(155)	(24)	14	795
Net loss attributable to common stockholders	$(58,295)	$(14,460)	$(108,978)	$(26,450)
__________
(1)Includes stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,828	$1,090	$3,014	$1,705
Research and development	8,634	4,053	16,592	5,724
Sales and marketing	5,631	7,076	10,639	8,559
General and administrative	17,333	4,062	34,019	6,622
Total	$33,426	$16,281	$64,264	$22,610

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	47	40	46	41
Gross profit	53	60	54	59
Operating expenses:
Research and development	36	22	35	22
Sales and marketing	43	33	42	32
General and administrative	42	24	41	23
Total operating expenses	120	80	117	78
Loss from operations	(68)	(19)	(63)	(19)
Interest income	—	1	—	1
Interest expense	(2)	—	(1)	—
Other income (expenses), net	—	—	—	—
Loss before income taxes	(70)	(18)	(64)	(18)
Income tax expense (benefit)	—	—	—	1
Net loss attributable to common stockholders	(69)%	(19)%	(64)%	(19)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Revenue	$85,026	$74,663	14%	$169,878	$137,587	23%
Revenue was $85.0 million for the three months ended June 30, 2021 compared to $74.7 million for the three months ended June 30, 2020, an increase of $10.3 million, or 14%. Revenue was $169.9 million for the six months ended June 30, 2021 compared to $137.6 million for the six months ended June 30, 2020, an increase of $32.3 million, or 23%. Revenue growth was driven by the acquisition of Signal Sciences and the further adoption of our modern edge platform and products and is net of the impact of purchase price accounting adjustments and customer credits issued related to our June outage.
We had 2,581 customers and 408 enterprise customers as of June 30, 2021, compared to 1,951 customers and 304 enterprise customers as of June 30, 2020. This represents an increase of 630, or 32%, in customers and 104, or 34%, in enterprise customers from June 30, 2020.

Approximately 93% and 94% of our revenue in the three and six months ended June 30, 2021 was driven by usage on our platform, respectively. Approximately 95% of our revenue for both the three and six months ended June 30, 2020 was driven by usage on our platform. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
U.S. revenue was $59.7 million or 70% of revenue for the three months ended June 30, 2021, compared to $46.0 million or 62% of revenue for the three months ended June 30, 2020. This represents an increase of $13.6 million, or 30%. International revenue was $25.4 million or 30% of revenue for the three months ended June 30, 2021, compared to $28.6 million or 38% of revenue for the three months ended June 30, 2020. This represents a decrease of $3.3 million, or 11%.
U.S. revenue was $122.4 million or 72% of revenue for the six months ended June 30, 2021, compared to $87.1 million or 63% of revenue for the six months ended June 30, 2020. This represents an increase of $35.4 million, or 41%. International revenue was $47.5 million or 28% of revenue for the six months ended June 30, 2021, compared to $50.5 million or 37% of revenue for the six months ended June 30, 2020. This represents a decrease of $3.0 million, or 6%.
We had 1,929 domestic customers and 652 international customers as of June 30, 2021. We recently changed our process for identifying the geographic location of our customers. This resulted in a shift in our customer count from international to domestic. Because this shift was primarily driven by our customers who signed up online and contribute a small proportion of our revenue, this change in customer count designation does not have a material impact on either the revenue split between domestic and international or our results of operations.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Cost of revenue	$40,320	$29,697	36%	$77,814	$56,962	37%
For the three and six months ended June 30, 2021 and 2020, our cost of revenue consisted of bandwidth, peering, and colocation fees, as well as personnel costs including salaries, benefits, bonuses, and stock-based compensation for employees who support the build out and operation of the network. Our cost of revenue also includes depreciation expense for network equipment, amortization of capitalized internal-use software, amortization of certain intangibles and other network costs.
Cost of revenue was $40.3 million for the three months ended June 30, 2021 compared to $29.7 million for the three months ended June 30, 2020, an increase of $10.6 million, or 36%. Depreciation and amortization expense increased by $4.8 million as we continue to invest in our platform, of which $2.5 million relates to an increase in amortization expense for intangible assets acquired in connection with the Signal Sciences acquisition. There was also a $1.7 million increase in personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation, due to the increased headcount to support the growth of our business. In addition, the increase in cost of revenue is a result of an increase in colocation costs of $1.5 million, an increase in hosted data service and other SaaS costs of $1.4 million to support the increased traffic on our platform, and an increase in bandwidth costs of $1.1 million.
Cost of revenue was $77.8 million for the six months ended June 30, 2021 compared to $57.0 million for the six months ended June 30, 2020, an increase of $20.8 million, or 37%. Depreciation and amortization expense increased by $9.3 million as we continue to invest in our platform, of which $5.0 million relates to an increase in amortization expense for intangible assets acquired in connection with the Signal Sciences acquisition. There was also a $3.4 million increase in personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation, due to the increased headcount to support the growth of our business. In addition, the increase in cost of revenue is a result of an increase in colocation costs of $3.0 million, an increase in bandwidth costs of $3.0 million and an increase in hosted data service and other SaaS costs of $2.2 million to support the increased traffic on our platform.

Gross Profit and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Gross profit	$44,706	$44,966	(1)%	$92,064	$80,625	14%
Gross margin	53%	60%	(7)%	54%	59%	(5)%
Gross profit was $44.7 million for the three months ended June 30, 2021 compared to $45.0 million for the three months ended June 30, 2020, a decrease of $0.3 million, or 1%. Gross margin was 53% for the three months ended June 30, 2021 compared to 60% for the three months ended June 30, 2020, a decrease of 7%. The decrease in gross margin reflects an increase in costs due to our continued investment in infrastructure and capacity and the return to traditional seasonal usage patterns as compared to the increased traffic experienced in the prior year due to the onset of the COVID pandemic. The decline in gross margin also reflects the impact of the amortization of intangible assets and other purchase accounting adjustments from our acquisition of Signal Sciences and the reduction to revenue from the network outage.

Gross profit was $92.1 million for the six months ended June 30, 2021 compared to $80.6 million for the six months ended June 30, 2020, an increase of $11.5 million, or 14%. Gross margin was 54% for the six months ended June 30, 2021 compared to 59% for the six months ended June 30, 2020, a decrease of 5%. The decrease in gross margin reflects an increase in costs due to our continued investment in infrastructure and capacity and the return to traditional seasonal usage patterns as compared to the increased traffic experienced in the prior year due to the onset of the COVID pandemic. The decline in gross margin also reflects the impact of the amortization of intangible assets and other purchase accounting adjustments from our acquisition of Signal Sciences and the reduction to revenue from the network outage.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Research and development	$30,346	$16,655	82%	$59,334	$30,953	92%
Sales and marketing	36,334	24,680	47%	71,206	43,848	62%
General and administrative	35,494	18,069	96%	68,955	32,238	114%
Total operating expenses	$102,174	$59,404	72%	$199,495	$107,039	86%
Percentage of revenue:
Research and development	36%	22%	14%	35%	22%	13%
Sales and marketing	43%	33%	10%	42%	32%	10%
General and administrative	42%	24%	18%	41%	23%	18%
Research and development
Research and development expenses were $30.3 million for the three months ended June 30, 2021 compared to $16.7 million for the three months ended June 30, 2020, an increase of $13.6 million, or 82%. This is primarily due to an increase of $12.1 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and new equity awards granted to employees, including the personnel added as a result of the Signal Sciences acquisition. There was also an increase of $0.8 million in hosted data service and other SaaS costs as we continue to continue to develop new products and features for our next-generation edge computing solutions.

Research and development expenses were $59.3 million for the six months ended June 30, 2021 compared to $31.0 million for the six months ended June 30, 2020, an increase of $28.3 million, or 92%. This is primarily due to an increase of $26.4 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and new equity awards granted to employees, including the personnel added as a result of the Signal Sciences acquisition. There was also an increase of $1.3 million in hosted data service and other SaaS costs as we continue to continue to develop new products and features for next-generation edge computing solutions.
Sales and marketing
Sales and marketing expenses were $36.3 million for the three months ended June 30, 2021 compared to $24.7 million for the three months ended June 30, 2020, an increase of $11.6 million, or 47%. This is primarily due to a $10.5 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and new equity awards granted to employees, including the personnel added as a result of the Signal Sciences acquisition. This is offset by $4.8 million of stock-based compensation and $0.6 million of severance relating to an employee termination in the second quarter of fiscal 2020, that did not recur in the current quarter. We also had an increase of $3.2 million in external marketing spend primarily related to various marketing campaigns and an increase of $2.7 million in amortization expense related to certain intangible assets acquired in connection with the Signal Sciences acquisition.
Sales and marketing expenses were $71.2 million for the six months ended June 30, 2021 compared to $43.8 million for the six months ended June 30, 2020, an increase of $27.4 million, or 62%. This is primarily due to a $20.4 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and new equity awards granted to employees, including the personnel added as a result of the Signal Sciences acquisition. This is offset by $4.8 million of stock-based compensation and $0.6 million of severance relating to an employee termination in the second quarter of fiscal 2020, that did not recur in the current quarter. We also had an increase of $6.6 million in external marketing spend primarily related to various marketing campaigns and an increase of $5.5 million in amortization expense related to certain intangible assets acquired in connection with the Signal Sciences acquisition.
General and administrative
General and administrative costs were $35.5 million for the three months ended June 30, 2021 compared to $18.1 million for the three months ended June 30, 2020, an increase of $17.4 million, or 96%. The increase is due to an increase of $15.5 million of personnel related costs, such as salaries, benefits, and stock-based compensation due to an increase in headcount and new equity awards granted to employees, including the personnel added as a result of the Signal Sciences acquisition, an increase of $1.3 million acquisition-related costs in connection with the acquisition of Signal Sciences, and $1.1 million in other external professional services such as legal, accounting, and enterprise systems to support the growth of our business as a public company, including our efforts to comply with the regulations of the Sarbanes-Oxley Act. The increases are partially offset by a $0.6 million decrease in bad debt expense.
General and administrative costs were $69.0 million for the six months ended June 30, 2021 compared to $32.2 million for the six months ended June 30, 2020, an increase of $36.8 million, or 114%. The increase is due to an increase of $32.7 million of personnel related costs, such as salaries, benefits, and stock-based compensation due to an increase in headcount and new equity awards granted to employees, including the personnel added as a result of the Signal Sciences acquisition. We also had an increase of $2.2 million acquisition-related costs in connection with the acquisition of Signal Sciences, and $2.7 million in other external professional services such as legal, accounting, and enterprise systems to support the growth of our business as a public company, including our efforts to comply with the regulations of the Sarbanes-Oxley Act. The increases are partially offset by a $1.2 million decrease in bad debt expense.
Other Income and Expense, net
Interest Income

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Interest income	$276	$378	(27)%	$450	$1,097	(59)%

Interest income was $0.3 million for the three months ended June 30, 2021 compared to $0.4 million for the three months ended June 30, 2020, a decrease of $0.1 million, or 27%. This decrease is due to a reduction in interest rates on our cash balances and investments portfolio.
Interest income was $0.5 million for the six months ended June 30, 2021 compared to $1.1 million for the six months ended June 30, 2020, a decrease of $0.6 million, or 59%. This decrease is due to a reduction in interest rates on our cash balances and investments portfolio.

Interest Expense

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Interest expense	$1,436	$371	287%	$2,097	$687	205%
Interest expense was $1.4 million for the three months ended June 30, 2021 compared to $0.4 million for the three months ended June 30, 2020, an increase of $1.0 million, or 287%. This increase is primarily due the amortization of debt issuance costs related to the convertible debt and revolving credit facility.
Interest expense was $2.1 million for the six months ended June 30, 2021 compared to $0.7 million for the six months ended June 30, 2020, an increase of $1.4 million, or 205%. This increase is primarily due the amortization of debt issuance costs related to the convertible debt and revolving credit facility.
Other income (expense), net

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Other income (expense), net	$178	$(53)	(436)%	$114	$349	(67)%
Other income, net was $0.2 million for the three months ended June 30, 2021 compared to other expense, net of $0.1 million for the three months ended June 30, 2020, a decrease in other expense, net of $0.3 million, or 436%. The change is mainly driven by our foreign currency transaction gains and losses between the periods.
Other income (expense), net was $0.1 million for the six months ended June 30, 2021 compared to other income, net of $0.3 million for the six months ended June 30, 2020, a decrease of $0.2 million, or 67%. The change is mainly driven by our foreign currency transaction gains and losses between the periods.

Liquidity and Capital Resources
As of June 30, 2021, we had cash, cash equivalents, and marketable securities and restricted cash totaling $1.1 billion. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits and money market funds held at major financial institutions, U.S. Treasury securities and investment-grade commercial paper and corporate debt securities. As of June 30, 2021, our marketable securities balance included $173.2 million of marketable securities classified as long-term investments.

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

To date, we have financed our operations primarily through equity issuances, payments received from customers, the net proceeds we received through sales of equity and debt securities, and borrowings under our convertible note and credit facility. Our principal uses of cash in recent periods have primarily been around funding our operations and capital expenditures. We also enter into finance leases for infrastructure assets in co-location facilities that we directly lease and operate.

We believe that our cash and cash equivalents balances, our credit facilities, net of the cash outflows used in our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We have generated losses from operations in the past and expect to continue to incur operating losses for the foreseeable future due to the investments and strategic initiatives we intend to make to grow our business.

Cash Collateralized Revolving Credit Agreement
In November 2019, we entered into a Revolving Credit Agreement for an aggregate commitment amount of $70.0 million with a maturity date of November 3, 2022 (the "Revolver"). In November 2020, we terminated the Revolving Credit Agreement in accordance with its terms.
Senior Secured Credit Facilities Agreement

On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million, with a maturity date of February 16, 2024.

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

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Six months ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(27,883)	$(15,967)
Cash used in investing activities	$(279,904)	$(27,519)
Cash provided by financing activities	$933,014	$284,818
Cash Flows from Operating Activities
For the six months ended June 30, 2021, cash used in operating activities consisted primarily of our net loss of $109.0 million adjusted for non-cash items, including $64.3 million of stock-based compensation expense, $12.7 million of amortization of right-of-use assets and other, $13.3 million of depreciation expense and $10.6 million related to the amortization of our intangible assets. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $5.6 million, primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $5.1 million due to commissions paid out in the period, and an increase of $5.5 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. We also had $12.9 million of operating lease payments. This was offset by a net increase of $5.1 million in accounts payable, accrued expenses, and other liabilities due to timing of payments and increases in accrued commissions.
For the six months ended June 30, 2020, cash used in operating activities consisted primarily of our net loss of $26.5 million adjusted for non-cash items, including $22.6 million of stock-based compensation expense, $10.2 million of amortization of right-of-use assets and other, $9.4 million of depreciation expense and $0.1 million related to the amortization of our intangible assets. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $22.2 million, primarily due to the growth of our business and the timing of cash receipts from certain of our larger customers, an increase in other long-term assets of $4.8 million due to higher commissions being capitalized due to higher sales, and an increase of $2.0 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. We also had $8.4 million of operating lease payments. This was partially offset by an increase of $3.7 million in accounts payable, accrued expenses, and other liabilities due to timing of payments.

Cash Flows from Investing Activities
For the six months ended June 30, 2021, cash used in investing activities was $279.9 million, primarily consisting of $333.9 million of purchases of marketable securities, $11.0 million of payments related to purchases of property and equipment to expand our network, $2.1 million in purchases of intangible assets, and $2.7 million of additions to capitalized internal-use software. This was partially offset by $69.8 million of maturities and sales of marketable securities.
For the six months ended June 30, 2020, cash used in investing activities was $27.8 million, primarily consisting of $56.2 million of purchases of marketable securities, partially offset by $44.9 million of maturities and sales of marketable securities, $12.2 million of payments related to purchases of property and equipment to expand our network, $2.2 million of additions to capitalized internal-use software, and $1.8 million of purchases of intangible assets.
Cash Flows from Financing Activities
For the six months ended June 30, 2021, cash provided by financing activities was $933.0 million, primarily consisting of $930.8 million of proceeds from the issuance of the Notes, net of issuance costs, $1.4 million payments of other debt issuance costs, $5.6 million in proceeds from stock option exercises by our employees, and $4.6 million in proceeds from the employee stock purchase plan ("ESPP"). This increase was partially offset by $6.6 million of finance lease payments.
For the six months ended June 30, 2020, cash provided by financing activities was $285.1 million, primarily consisting of $274.9 million of proceeds from our follow-on public offering, net of underwriting fees, $8.8 million in proceeds from stock option exercises by our employees, and $4.2 million in proceeds from the ESPP. This was partially offset by $2.9 million of finance lease payments, and $0.2 million of payments of costs related to our follow-on public offering.

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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $1,103.0 million, and restricted cash of $1.0 million as of June 30, 2021, which consisted of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our Cash Collateralized Revolving Credit Agreement. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Material Weakness

We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2019 which remained partially unremediated for the year ended December 31, 2020. The material weakness related to the lack of sufficient qualified accounting resources, including those with the appropriate level of technical accounting knowledge, to timely identify and assess accounting implications of complex transactions which resulted in the incorrect application of generally accepted accounting principles. This control deficiency, aggregated with the other deficiencies, constitutes a material weakness. These deficiencies if left unremediated, could result in increased deficiencies of misstatements in future years.

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

Other than the change as described above, there have been no other changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Select Risk Factors Affecting Our Business

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:

•If our platform fails to perform properly due to defects, interruptions, outages, delays in performance, or similar problems, and if we fail to develop enhancements to resolve any defect, interruption, delay, or other problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

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

•Component delays or shortages could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.*

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

•Acquisitions, strategic investments, partnerships, or alliances, including our acquisition of Signal Sciences, could be difficult to identify and integrate, divert the attention of management, disrupt our business, and dilute stockholder value.

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

Risks Related to Our Business, Industry and Technology

If our platform fails to perform properly due to defects, interruptions, outages, delays in performance, or similar problems, and if we fail to develop enhancements to resolve any defect, interruption, delay, or other problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

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

We design our system infrastructure and procure and own or lease the computer hardware used for our platform. Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions on our platform. Moreover, we have experienced and may in the future experience system failures or interruptions in our platform as a result of human error. For example, in January 2021, an undiscovered bug in a software update caused a platform interruption that affected many of our customers, resulting in service level agreement claims. In addition, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and has resulted in customers reducing or removing traffic from our platform and service level agreement claims. Any interruptions or delays in our platform, whether caused by our products or our data centers, third-party error, our own error, natural disasters, or security breaches, or whether accidental or willful, could harm our relationships with customers, reduce customers’ usage of our platform, cause our revenue to decrease and/or our expenses to increase, and divert resources away from product development. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue service credits or cause customers to fail to renew their customer contracts, any of which could harm our business.

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
•governmental inquiry or oversight;
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

Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. For the trailing 12 months ended June 30, 2021, our top ten customers accounted for approximately 35% of our revenue and our top five customers accounted for approximately 23% of our revenue. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. For example, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and has resulted in customers, including some of our largest customers, reducing or removing traffic from our platform and service level agreement claims. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.

Component delays or shortages could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.*

Our business is dependent upon the timely supply of certain parts and components to construct our servers. We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. The ongoing COVID-19 pandemic has resulted, and we expect will continue to result, in disruptions and delays for these components and the delivery and installation of such components at our co-location facilities. For example, during the first quarter of 2021, a global shortage of microchips has resulted in supply constraints for a number of electronics firms, including manufacturers that supply the components to construct our servers. If our supply of certain components is disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may limit capacity expansion or replacement of defective or obsolete equipment, or cause other constraints on our operations that could damage our customer relationships and harm our business.

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

We generated a net loss of $58.3 million and $109.0 million for the three and six months ended June 30, 2021, and as of June 30, 2021, we had an accumulated deficit of $397.2 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

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
•our global network coverage and availability;
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
We are, and in the future may be, subject to litigation such as putative class action and shareholder derivative lawsuits brought by stockholders. We anticipate that we will continue to be a target for lawsuits in the future. For example, on August 27, 2020 and September 15, 2020, we and certain of our officers were named as defendants in putative securities class action purportedly brought on behalf of holders of our Class A common stock. These two securities class actions have been consolidated and defendants filed a motion to dismiss the consolidated complaint on June 11, 2021. On December 28, 2020 and February 2, 2021, certain of our officers and directors were named as defendants in shareholder derivative actions. These two shareholder derivative actions have been consolidated and stayed pending resolution of our motion to dismiss in the securities class action. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.

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

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners and customers. For example, we experienced delays in the ramping of new traffic due to travel and data center restrictions in South Asia that delayed network build outs and the timing of customer code freezes, each affected in part due to COVID-19-related issues. In addition, our suppliers have been impacted by the COVID-19 pandemic, which has reduced the availability or resulted in delays, and may continue to reduce the availability or result in delays, of parts and components to us. In March 2020, we closed all of our offices, suspended non-essential travel, cancelled or postponed Fastly-sponsored in-person events, and we are not permitting in-person employee attendance at industry events or work-related meetings. We have instead shifted to hosting virtual events, including Altitude, our signature Fastly event. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions have affected our ability to conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could affect our compliance certifications and cause customers to reduce or cease using our services. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired in the future, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

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

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, including against variants that emerge, and we do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

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

If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, our business could experience a materially adverse impact, including significant costs and disruptions that could harm our business, financial results, and reputation.

Our business is dependent on providing our customers with fast, efficient, and reliable distribution of applications and content over the internet. We transmit and store our customers’ information, data, and encryption keys as well as our own; customer information and data may include personally identifiable data of and about their end-users. Maintaining the security and availability of our platform, network, and internal IT systems and the security of information we hold on behalf of our customers is a critical issue for us and our customers, and we may expend significant resources, fundamentally change our business activities and practices, or modify our operations in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Attacks on our customers and our own network are frequent and take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms, and malicious software programs. Malicious actors can attempt to fraudulently induce employees or suppliers to disclose sensitive information through spamming, phishing, or other tactics. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our information systems. We have in the past been subject to cyber-attacks from third parties, including parties who we believe are sponsored by government actors. Since our customers share our multi-tenant architecture, an attack on any one of our customers could have a negative effect on other customers. These attacks have significantly increased the bandwidth used on our platform and have strained our network. If attacks like these were to occur in the future and if we do not have the systems and processes in place to respond to them, our business could be harmed.

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

In recent years, cyber-attacks have increased in size, sophistication, and complexity, increasing exposure for our customers and us. In addition, as we expand our emphasis on selling security-related products, we may become a more attractive target for attacks on our infrastructure intended to destabilize, overwhelm, or shut down our platform. For example, we have had security incidents in the past that have tested the limits of our infrastructure and impacted the performance of our platform. The costs to us to avoid or alleviate cyber or other security problems and vulnerabilities are significant. However, our efforts to address these problems and vulnerabilities may not be successful. Any actual or perceived significant breach of our security measures could:

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
Additionally, applicable data protection laws, privacy policies and data protection obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators and credit reporting agencies. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to materially adverse impacts, including, without limitation, negative publicity, a loss of customer confidence in our services or breach of contract claims.

The occurrence, or perceived occurrence, of any of these events could harm our business or damage our brand and reputation, lead to customer credits, loss of customers, higher expenses, and possibly impede our present and future success in retaining and attracting new customers. A successful security breach or attack on our infrastructure would be damaging to our reputation and could harm our business.

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

Most of our customer agreements contain service level commitments. If we are unable to meet the stated service level commitments, including failure to meet the uptime and delivery requirements under our customer agreements, we have in the past and may in the future be contractually obligated to provide the affected customers with service credits which could significantly affect our revenues in the periods in which the uptime and/or delivery failure occurs and the credits are applied. For example, as a result of platform interruptions in January 2021 and June 2021, certain of our affected customers with whom we have service level commitments are entitled to receive service credits. We could also face customer terminations with refunds of prepaid amounts, which could significantly affect both our current and future revenues. Any service level failures could harm our business.

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

We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Artur Bergman, our Chief Architect and Executive Chairman and Joshua Bixby, our Chief Executive Officer. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. Some of our executive officers and other members of our management team have been with us for a short period of time, including Brett Shirk, our Chief Revenue Officer, who joined us in February 2021. In addition, on May 5, 2021, we announced that Adriel Lares will step down from his office as our Chief Financial Officer. On June 29, 2021, we announced the appointment of Ron Kisling as our new Chief Financial Officer. Mr. Kisling will begin serving in this role effective August 9, 2021. We are also dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

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

We have experienced substantial growth in various aspects of our business since inception. For example, our headcount has grown from 939 employees as of December 31, 2020 to 993 employees as of June 30, 2021, including growing by approximately 149 employees on October 1, 2020 in connection with our acquisition of Signal Sciences. In addition, we are rapidly expanding, and expect to continue to expand in the future, our international operations. We have also experienced significant growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure, and management. We may not continue to grow as rapidly in the future. Overall growth of our revenue depends on a number of factors, including our ability to:

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
•increased regulatory inquiry or oversight;
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

We are subject, or may become subject, to governmental regulation and other legal obligations, particularly those related to privacy, data protection, infrastructure, and information security, and our actual or perceived failure to comply with such obligations could harm our business, by resulting in litigation, fines, penalties, or adverse publicity and reputational damage that may negatively affect the value of our business and decrease the price of our common stock. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our products.

We receive, store, and process personal information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. In addition, our customers use our platform to collect personally identifiable information, personal health information, and personal financial information from their end-users. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission ("FTC"), and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and industry standards. Additionally, we are, or may become, subject to various other laws and regulations around the world with respect to the internet related to, among other things, content liability, security requirements, critical infrastructure designations, internet resiliency, law enforcement access to information, net neutrality, data localization requirements, and restrictions on social media or other content, any of which can have a material impact on our business.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act, and state laws relating to privacy and data security, including the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020. The CCPA requires covered businesses that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted and the extent of its impact on our business. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, the United States or foreign jurisdictions may establish new laws or regulations regarding the internet or online services. These new laws and regulations may affect our products and infrastructure, which could cause us to incur substantial costs to comply, expose us to regulatory scrutiny, criminal or civil liability, require us to fundamentally change our products or operations, or otherwise have an adverse effect on our business.

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

Within the European Economic Area, the General Data Protection Regulation ("GDPR") significantly increases the level of sanctions for non-compliance from those in existing EU data protection law and imposes direct obligations on data processors in addition to data controllers and may require us to make further changes to our policies and procedures in the future, beyond what we have already done. EU data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global revenue for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects. Since we act as a data processor for our customers, we are taking steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps will be effective. In particular, although the UK enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the UK will be regulated.

The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States, as a result of the rapidly evolving regulatory framework for privacy and internet issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Moreover, our global platform outage in June 2021 has increased our public profile and resulted in more frequent interest in our company by regulators. This outage, or any additional outages, may draw additional scrutiny or focused legislation from regulators.

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the EEA, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguard to protect the transferred personal information. In July 2020, the Court of Justice of the EU invalidated the EU-US Privacy Shield framework, which was one of the primary mechanisms U.S. companies used to import personal information from Europe, and raised questions regarding whether the European Commission’s Standard Contractual Clauses (“SCCs”), one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the U.S. or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal information from Switzerland to the U.S. If local authorities block transfers of data between the EU and the US, our vendor and customer relationships may be impacted. We have encountered and may continue to encounter heightened concerns relating to privacy from customers and potential customers conducting business in Europe since the invalidation of the US-EU Privacy Shield framework. Specifically, we have received more requests relating to EU privacy requirements, impacting the sales negotiation process, and have also had potential customers decline to do business with us due to privacy concerns related to updated interpretations of the laws applicable to transfers of personal data to the United States. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe. In June 2021, the European Commission adopted new SCCs under the GDPR for transfers of personal information outside the EEA to countries that the European Commission has not deemed to provide an adequate level of protection for such personal information. If we elect to rely on the new SCCs for transfers of personal information outside of Europe, we may be required to expend significant resources to update our contractual arrangements and to meet the obligations the new SCCs impose; for example, we may be required to conduct data transfer assessments for such cross-border personal information transfers and implement additional security measures. Moreover, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws that require local residency, which could increase the cost and complexity of operating our business. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity and could cause our application providers, customers, and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.

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

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” informally titled the Tax Act, which significantly revises the Code. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limits the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, eliminates U.S. tax on foreign earnings (subject to certain important exceptions), allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our Class A common stock is also uncertain and could be adverse. More recently, on March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. In December 2020, the Consolidated Appropriations Act, 2021 ("CAA") was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021. The Company evaluated these items in its tax computation and determined that the items do not have a material impact on the Company’s financial statements as of and for the period ended December 31, 2020. Future regulatory guidance under the FFCR Act, the CARES Act, as well as under the Tax Act, or other executive or Congressional actions in the United States (including, for example, if the Made in America tax plan released in March 2021 were to become law) remain forthcoming, and such guidance could ultimately increase or lessen the impact on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on us. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Class A common stock.

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

Historically, our stock price has been volatile. During the year ended December 31, 2020, our stock traded as high as $136.50 per share and as low as $10.63 per share, and from January 1, 2021 to August 5, 2021, our stock price has ranged from $122.75 per share to $33.87 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

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
•publicity associated with network outages and problems;
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

As of June 30, 2021, we have outstanding a total of 106.9 million shares of Class A common stock and 9.8 million shares of Class B common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A and Class B common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies.

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
•provide that our directors may be removed for cause only upon the vote of the holders of a majority of our outstanding shares of common stock; and
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.
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

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	10-Q	001-38897	3.3	August 7, 2020
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
10.1+	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-38897	99.2	July 13, 2021
10.2+	Transition and Separation Agreement by and between Fastly, Inc. and Adriel Lares, dated May 4, 2021.	8-K	001-38897	10.1	May 5, 2021
10.3+	Offer Letter by and between Fastly, Inc. and Ronald W. Kisling, dated June 22, 2021.	8-K	001-38897	10.1	June 29, 2021
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

August 6, 2021	By:	/s/ Joshua Bixby
Joshua Bixby Chief Executive Officer (Principal Executive Officer)

August 6, 2021	By:	/s/ Adriel Lares
Adriel Lares Chief Financial Officer (Principal Financial and Accounting Officer)