Form 10-Q
period 2021-09-30
Fastly, Inc.
filed 2021-11-08
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021, 117.5 million shares of the registrants’ Class A common stock were outstanding.

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
•component delays, shortages and price increases;
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
•our integration of new members of our management team;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$282,131	$62,900
Marketable securities, current	361,290	131,283
Accounts receivable, net of allowance for credit losses of $3,173 and $3,248 as of September 30, 2021 and December 31, 2020, respectively	54,234	50,258
Restricted cash	—	87
Prepaid expenses and other current assets	22,230	16,728
Total current assets	719,885	261,256
Marketable securities, noncurrent	429,489	20,448
Property and equipment, net	147,729	95,979
Operating right-of-use assets	70,149	60,019
Goodwill	635,635	635,590
Intangible assets, net	107,905	121,742
Other assets	28,142	24,917
Total assets	$2,138,934	$1,219,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,766	$9,150
Accrued expenses	36,063	34,334
Finance lease liabilities, current	18,675	11,033
Operating lease liabilities, current	20,007	19,895
Other current liabilities	24,758	19,677
Total current liabilities	107,269	94,089
Long-term debt	932,305	—
Finance lease liabilities, noncurrent	24,659	14,707
Operating lease liabilities, noncurrent	54,066	44,890
Other long-term liabilities	5,056	4,400
Total liabilities	1,123,355	158,086
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and Class B common stock	2	2
Additional paid-in capital	1,469,366	1,350,050
Accumulated other comprehensive income (loss)	(420)	6
Accumulated deficit	(453,369)	(288,193)
Total stockholders’ equity	1,015,579	1,061,865
Total liabilities and stockholders’ equity	$2,138,934	$1,219,951

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$86,735	$70,638	$256,613	$208,225
Cost of revenue	41,244	29,292	119,058	86,254
Gross profit	45,491	41,346	137,555	121,971
Operating expenses:
Research and development	32,528	18,271	91,862	49,224
Sales and marketing	39,288	22,568	110,494	66,416
General and administrative	28,609	23,961	97,564	56,199
Total operating expenses	100,425	64,800	299,920	171,839
Loss from operations	(54,934)	(23,454)	(162,365)	(49,868)
Interest income	280	353	730	1,450
Interest expense	(1,555)	(410)	(3,652)	(1,097)
Other income	41	69	155	418
Loss before income taxes	(56,168)	(23,442)	(165,132)	(49,097)
Income tax expense	30	336	44	1,131
Net loss	$(56,198)	$(23,778)	$(165,176)	$(50,228)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.22)	$(1.43)	$(0.50)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	116,475	105,942	115,320	100,413

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(56,198)	$(23,778)	$(165,176)	$(50,228)
Other comprehensive loss:
Foreign currency translation loss	$(186)	$(68)	$(228)	$(149)
Gain (loss) on investments in available-for-sale-securities, net of tax	27	(193)	(198)	77
Total other comprehensive loss	$(159)	$(261)	$(426)	$(72)
Comprehensive loss	$(56,357)	$(24,039)	$(165,602)	$(50,300)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts; unaudited)

	Three months ended September 30, 2021
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	106,259,339	$1	9,708,299	$1	$1,426,520	$(261)	$(397,171)	$1,029,090
Exercise of stock options	498,261	—	—	—	3,489	—	—	3,489
Vesting of early exercised stock options	—	—	14,366	—	64	—	—	64
Vesting of restricted stock units	611,020	—	—	—	—	—	—	—
Vesting of restricted stock awards	112,062	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	39,293	—	—	39,293
Conversion of Class B to Class A Stock	9,722,665	1	(9,722,665)	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	(56,198)	(56,198)
Other comprehensive loss	—	—	—	—	—	(159)	—	(159)
Balance at September 30, 2021	117,203,347	$2	—	$—	$1,469,366	$(420)	$(453,369)	$1,015,579

	Three months ended September 30, 2020
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	90,321,462	$1	14,716,313	$1	$760,237	$385	$(218,711)	$541,913
Vesting of early exercised stock options	—	—	28,730	—	127	—	—	127
Vesting of restricted stock units	844,635	—	—	—	—	—	—	—
Exercise of vested stock options	979,252	—	—	—	4,122	—	—	4,122
Stock-based compensation	—	—	—	—	12,745	—	—	12,745
Conversion of Class B to Class A Stock	3,371,024	—	(3,371,024)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(23,778)	(23,778)
Other comprehensive loss	—	—	—	—	—	(261)	—	(261)
Balance as of September 30, 2020	95,516,373	$1	11,374,019	1	$777,231	$124	$(242,489)	$534,868

	Nine months ended September 30, 2021
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	103,394,496	$1	10,228,700	$1	$1,350,050	$6	$(288,193)	$1,061,865
Exercise of vested stock options	1,527,091	—	—	—	9,094	—	—	9,094
Vesting of early exercised stock options	—	—	43,095	—	192	—	—	192
Vesting of restricted stock units	1,520,101	—	—	—	—	—	—	—
Vesting of restricted stock awards	336,186	—	—	—	—	—	—	—
Shares issued under ESPP	153,678	—	—	—	5,719	—	—	5,719
Stock-based compensation	—	—	—	—	104,311	—	—	104,311
Conversion of Class B to Class A Stock	10,271,795	1	(10,271,795)	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	(165,176)	(165,176)
Other comprehensive loss	—	—	—	—	—	(426)	—	(426)
Balance at September 30, 2021	117,203,347	$2	—	$—	$1,469,366	$(420)	$(453,369)	$1,015,579

	Nine months ended September 30, 2020
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	60,954,694	$1	33,863,021	$1	$449,463	$196	$(192,009)	$257,652
Change in accounting policy	—	—	—	—	—	—	(252)	(252)
Issuance of Class A common stock issued in connection with the follow-on public offering, net of underwriting discounts	6,900,000	—	—	—	274,177	—	—	274,177
Vesting of early exercised stock options	—	—	94,048	—	401	—	—	401
Vesting of restricted stock units	905,093	—	—	—	—	—	—	—
Shares issued under ESPP	226,288	—	—	—	4,247	—	—	4,247
Exercise of vested stock options	3,802,613	—	—	—	12,953	—	—	12,953
Cashless exercise of common stock warrants	—	—	144,635	—	—	—	—	—
Stock-based compensation	—	—	—	—	35,990	—	—	35,990
Conversion of Class B to Class A Stock	22,727,685	—	(22,727,685)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(50,228)	(50,228)
Other comprehensive income	—	—	—	—	—	(72)	—	(72)
Balance as of September 30, 2020	95,516,373	$1	11,374,019	$1	$777,231	$124	$(242,489)	$534,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(165,176)	$(50,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20,710	14,266
Amortization of intangible assets	15,929	145
Amortization of right-of-use assets and other	19,818	15,824
Amortization of debt discount and issuance costs	2,235	58
Amortization of deferred contract costs	4,567	2,375
Stock-based compensation	100,900	34,752
Provision for credit losses	41	1,212
Interest paid on finance leases	(1,259)	(454)
Loss on disposals of property and equipment	(177)	(133)
Other adjustments	1,496	176
Changes in operating assets and liabilities:
Accounts receivable	(4,017)	(6,669)
Prepaid expenses and other current assets	(5,502)	(3,778)
Other assets	(7,320)	(7,410)
Accounts payable	(1,653)	7,046
Accrued expenses	2,713	17,224
Operating lease liabilities	(19,735)	(12,852)
Other liabilities	5,856	(321)
Net cash (used in) provided by operating activities	(30,574)	11,233
Cash flows from investing activities:
Purchases of marketable securities	(777,569)	(204,361)
Sales of marketable securities	64,236	143,241
Maturities of marketable securities	72,853	83,718
Purchases of property and equipment	(31,267)	(23,602)
Proceeds from sale of property and equipment	291	150
Capitalized internal-use software	(10,299)	(4,082)
Purchases of intangible assets	(2,092)	(1,811)
Net cash used in investing activities	(683,847)	(6,747)
Cash flows from financing activities:
Proceeds from follow-on public offering, net of underwriting fees	—	274,896
Payments of costs related to initial public offering	—	(675)
Issuance of convertible note, net of issuance costs	930,775	—
Payments of other debt issuance costs	(1,351)	—
Repayments of finance lease liabilities	(10,564)	(3,901)
Proceeds from employee stock purchase plan	5,994	6,206
Proceeds from exercise of vested stock options	9,094	12,953
Net cash provided by financing activities	933,948	289,479
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(383)	(139)
Net increase in cash, cash equivalents, and restricted cash	219,144	293,826
Cash, cash equivalents, and restricted cash at beginning of period	63,880	86,229
Cash, cash equivalents, and restricted cash at end of period	$283,024	$380,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Nine months ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,379	$758
Cash paid for income taxes, net of refunds received	$240	$1,000
Property and equipment additions not yet paid in cash	$443	$9,613
Vesting of early-exercised stock options	$192	$401
Cashless exercise of common stock warrants	$—	$1,557
Stock-based compensation capitalized to internal-use software	$3,411	$1,238
Assets obtained in exchange for operating lease obligations	$25,745	$15,095
Assets obtained in exchange for finance lease obligations	$28,399	$11,352

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$282,131	$309,968
Restricted cash	—	70,087
Restricted cash included in other assets	893	—
Total cash, cash equivalents, and restricted cash	$283,024	$380,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. As of September 30, 2021, our edge network spans across 68 markets around the world. We were incorporated in Delaware in 2011 and are headquartered in San Francisco, California.
As used herein, "Fastly," "we," "our," "the Company," and similar terms include Fastly, Inc. and its subsidiaries, unless the context indicates otherwise,
Conversion of dual class common stock structure
On October 12, 2020, the outstanding shares of our Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. As a result, all outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock on July 12, 2021, pursuant to the terms of our amended and restated certificate of incorporation (the "Certificate"). Upon the conversion, outstanding options denominated in shares of Class B common stock issued under any of our equity incentive plans remained unchanged, except that they now represent the right to receive shares of Class A common stock on exercise. In accordance with the Certificate, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by us.

2.     Summary of Significant Accounting Policies
Basis of Presentation
The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") along with instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X.
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting. Such reclassifications did not affect total revenues, operating income, or net income. We have made certain presentation changes to distinguish and disclose as a separate line item, our Marketable securities, noncurrent balance from our Other assets line in the Condensed Consolidated Balance Sheets. We have made certain presentation changes to distinguish and disclose as separate line items, the amortization of intangible assets and depreciation expenses within operating cash flows in the Condensed Consolidated Statements of Cash Flows.
We have also made certain presentation changes to retroactively adjust for the effects of Accounting Standards Codification No. 842, Leases ("ASC 842") that was adopted as part of our form 10-K filing on March 1, 2021 with an adoption effective date of January 1, 2020, using the modified retrospective method. Changes to our Condensed Consolidated Statements of Cash Flows include separately disclosing under operating cash flows the amortization of right-of-use assets and other, and payments associated with operating lease liabilities. We have also updated our supplemental cash flow disclosures accordingly to disclose assets obtained in exchange for operating lease obligations and assets obtained in exchange for finance lease obligations, in accordance with the disclosure requirements of ASC 842. We have also updated our Condensed Consolidated Statement of Stockholders' Equity to include the impact to accumulated deficit upon adoption for the activity in the three and nine months ended September 30, 2020.
The following tables show the affected line items within the condensed consolidated financial statements (in millions):

Condensed Consolidated Statement of Stockholders' Equity

	Three Months Ended September 30, 2020
	As previously reported	Adjustments	As adjusted
	(in thousands)
Accumulated Deficit:
Balance as of June 30, 2020	$(218,459)	$(252)	$(218,711)
Balance as of September 30, 2020	$(242,237)	$(252)	$(242,489)

Total Stockholders' Equity
Balance as of June 30, 2020	$542,165	$(252)	$541,913
Balance as of September 30, 2020	$535,120	$(252)	$534,868

	Nine months ended September 30, 2020
	As previously reported	Adjustments	As adjusted
	(in thousands)
Accumulated Deficit:
Balance as of December 31, 2019	$(192,009)	$—	$(192,009)
Change in accounting policy	$—	$(252)	$(252)
Balance as of September 30, 2020	$(242,237)	$(252)	$(242,489)

Total Stockholders' Equity
Balance as of December 31, 2019	$257,652	$—	$257,652
Change in accounting policy	$—	$(252)	$(252)
Balance as of September 30, 2020	$535,120	$(252)	$534,868

Condensed Consolidated Statement of Cash Flows

	Nine months ended September 30, 2020
	As previously reported	Adjustments	As adjusted
	(in thousands)
Cash flows from operating activities:
Amortization of deferred rent	$2,941	$(2,941)	$—
Amortization of right-of-use asset and other	—	15,824	15,824
Other adjustments	207	(31)	176
Operating lease liabilities	—	(12,852)	(12,852)
Net cash used in operating activities	11,233	—	11,233

Cash flows from investing activities:
Purchase of property and equipment	(24,443)	841	(23,602)
Net cash provided by investing activities	(7,588)	841	(6,747)

Cash flows from financing activities:
Repayments of capital lease liabilities	(3,060)	3,060	—
Repayments of finance lease liabilities	—	(3,901)	(3,901)
Net cash provided by financing activities	$290,320	$(841)	$289,479

Supplemental disclosure of cash flow information:
Capital lease outstanding on current year addition	$5,439	$(5,439)	$—
Assets obtained in exchange for operating lease obligations	$—	$15,095	$15,095
Assets obtained in exchange for finance lease obligations	$—	$11,352	11,352

Principles of Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Statements
The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the related interim condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, and the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the related footnote disclosures are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our financial position as of September 30, 2021. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other periods.
Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Actual results and outcomes could differ significantly from our estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, fair value of assets acquired and liabilities assumed for business combinations, useful lives and realizability of long-lived assets including our goodwill and intangible assets, income tax reserves and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
The ongoing global COVID-19 pandemic has adversely impacted many operational aspects of our business and may continue to do so in the future. Since the start of the pandemic, we have assessed the impact that COVID-19 had on our results of operations, including, but not limited to an assessment of our allowance for credit losses, the carrying value of short-term and long-term marketable securities, the carrying value of goodwill and other long-lived assets, and the impact on revenue recognition and cost of revenues. The future impacts of the pandemic and any resulting economic impact are largely unknown and are continuing to evolve. We will continue to actively monitor the impact that COVID-19 has on the results of our business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of our employees, customers, partners, suppliers and stockholders. As a result, our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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
No customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2021. No customer accounted for more than 10% of revenue for the three months ended September 30, 2020. One customer accounted for 11% of revenue for the nine months ended September 30, 2020. As of September 30, 2021, we had one customer that accounted for more than 10% of the total accounts receivable balance. As of December 31, 2020, we had a different customer that accounted for more than 10% of the total accounts receivable balance.

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

Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020. Aside from the United States, the only other country with greater than 10% of revenue was Singapore, which accounted for 11% of revenue for the nine months ended September 30, 2020.

The following table presents our net revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
United States	$62,287	$49,140	$179,860	$136,194
Asia Pacific	9,804	10,306	27,969	34,157
Europe	8,550	8,003	25,969	23,549
All other	6,094	3,189	22,815	14,325
Total revenue	$86,735	$70,638	$256,613	$208,225

The majority of our revenue is derived from enterprise customers, which are defined as customers with revenue in excess of $100,000 over the previous 12-month period. The following table presents our net revenue for enterprise and non-enterprise customers:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Enterprise customers	$76,006	$63,353	$226,622	$186,490
Non-enterprise customers	10,729	7,285	29,991	21,735
Total revenue	$86,735	$70,638	$256,613	$208,225

Contract balances

The timing of revenue recognition may differ from the timing of invoicing to customers. We have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue is recognized subsequent to invoicing.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized and consists of the unearned portions of edge cloud platform usage and billings to customers for our security subscription services. Amounts that have been invoiced for annual subscriptions, but not collected, are recorded in accounts receivable and in unearned revenue or in revenue depending on whether services have been delivered to the customer. Our payment terms and conditions vary by contract type. Payment terms on invoiced amounts are at an average of 40 days.

The following table presents our contract assets and contract liabilities as of September 30, 2021 and as of December 31, 2020:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Contract assets	$181	$387
Contract liabilities	$24,817	$18,020

The following table presents the revenue recognized during the three and nine months ended September 30, 2021 and 2020 from amounts included in the contract liability at the beginning of the period:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$8,815	$37	$13,942	$310

Remaining performance obligations

As of September 30, 2021, we had $147.6 million of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods, respectively. We apply the practical expedient of ASC 606, which gives us the optional exemption from disclosing certain information about our remaining performance obligations for our service contracts for which the original contract duration is one year or less, such as the aggregate transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. The typical contract term is one year, although terms may vary by contract. As of September 30, 2021, we expect to recognize 84% of this balance over the next 12 months and the remainder within the following year.

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

As of September 30, 2021 and December 31, 2020, our costs to obtain contracts were as follows:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Deferred contract costs, net	$23,067	$19,332

During the three months ended September 30, 2021 and 2020, we recognized $1.6 million and $0.9 million of amortization related to deferred contract costs, respectively. During the nine months ended September 30, 2021 and 2020, we recognized $4.6 million and $2.4 million of amortization related to deferred contract costs, respectively. These costs are recorded within the sales and marketing financial statement line item on the accompanying Condensed Consolidated Statements of Operations.

4.     Investments and Fair Value Measurements
Our total cash, cash equivalents and marketable securities consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents:
Cash	$21,832	$21,273
Money market funds	259,699	36,629
Commercial paper	—	4,998
Municipal securities	400	—
Certificate of deposit	200	—
Total cash and cash equivalents	$282,131	$62,900
Marketable securities:
Corporate notes and bonds	$3,129	$14,314
Commercial paper	134,015	41,445
U.S. Treasury securities	190,183	75,524
Foreign government and supranational securities	10,025	—
Municipal securities	2,250	—
Asset-backed securities	21,688	—
Total marketable securities, current	$361,290	$131,283
Corporate notes and bonds	131,177	—
U.S. Treasury securities	220,291	20,448
Municipal securities	2,330	—
Asset-backed securities	55,332	—
Foreign government and supranational securities	20,359	—
Total marketable securities, non-current	$429,489	$20,448
Total marketable securities	$790,779	$151,731
Total cash, cash equivalents and marketable securities	$1,072,910	$214,631
Cash equivalents include investments with maturity date of three months or less. As of September 30, 2021 and December 31, 2020, all of our securities are classified as available-for-sale. The majority of these securities have contractual maturities of one year or less and accordingly, we have classified these securities as short-term. These short-term securities are included within the marketable securities, current financial statement line item on our Condensed Consolidated Balance Sheet. As of September 30, 2021 and December 31, 2020, we also held certain securities that have contractual maturities greater than one year. As we intend to hold these securities for more than 12 months, we have classified all securities that we intend to hold for more than 12 months as long-term. These securities are included within the marketable securities, noncurrent financial statement line item on our Condensed Consolidated Balance Sheet.

Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$134,282	$42	$(18)	$134,306
Commercial paper	134,038	—	(23)	134,015
U.S. Treasury securities	410,542	6	(74)	410,474
Municipal securities	4,578	2	—	4,580
Asset-backed securities	77,038	—	(18)	77,020
Foreign government and supranational securities	30,394	—	(10)	30,384
Total available-for-sale investments	$790,872	$50	$(143)	$790,779

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Corporate notes and bonds	$14,297	$17	$—	$14,314
Commercial paper	41,445	—	—	41,445
U.S. Treasury securities	95,884	93	(5)	95,972
Total available-for-sale investments	$151,626	$110	$(5)	$151,731
There were no securities in a continuous loss position for 12 months or longer as of September 30, 2021 and December 31, 2020. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above, as we believe that the decrease in fair value of these securities is temporary.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$132,880	$—	$—	$132,880
Certificate of deposit	200	—	—	200
Municipal securities	—	400	—	400
Total cash equivalents	133,080	400	—	133,480
Marketable securities:
Corporate notes and bonds	—	134,306	—	134,306
Commercial paper	—	134,015	—	134,015
U.S. Treasury securities	—	410,474	—	410,474
Municipal securities	—	4,580	—	4,580
Asset-backed securities	—	77,020	—	77,020
Foreign government and supranational securities	—	30,384	—	30,384
Total marketable securities	—	790,779	—	790,779
Restricted cash:
Money market funds	893			893
Total restricted cash	893	—	—	893
Total financial assets	$134,373	$791,179	$—	$925,152

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$36,629	$—	$—	$36,629
Commercial paper	—	4,998	—	4,998
Total cash equivalents	36,629	4,998	—	41,627
Marketable securities:
Corporate notes and bonds	—	14,314	—	14,314
Commercial paper	—	41,445	—	41,445
U.S. Treasury securities	—	95,972	—	95,972
Total marketable securities	—	151,731	—	151,731
Restricted cash:
Money market funds	980	—	—	980
Total restricted cash	980	—	—	980
Total financial assets	$37,609	$156,729	$—	$194,338

We classify our investments, which are comprised of corporate notes and bonds, commercial paper, U.S. treasury securities, foreign government and supranational securities and asset-backed securities within Level 2 of the fair value hierarchy because the fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments. There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and nine months ended September 30, 2021 and 2020.

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

We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The acquired tangible assets acquired and liabilities assumed were recorded at their estimated fair values. The determination of the fair value of the intangible assets acquired required management to make significant estimates and assumptions related to forecasted future revenues and selection of the royalty rate and discount rate.

The purchase consideration was allocated to the tangible and intangible assets and liabilities acquired as of the acquisition date, with the excess recorded to goodwill, which includes the value attributable to the assembled workforce, as shown below (in thousands):

Amount
Assets acquired
Cash and cash equivalents	$21,501
Other current assets	6,419
Intangible assets, net	124,100
Other non-current assets	8,094
Total assets acquired	$160,114
Liabilities assumed
Current liabilities	(14,755)
Non-current liabilities	(21,170)
Total liabilities assumed	$(35,925)
Net assets acquired	124,189
Total acquisition consideration	759,393
Goodwill recorded	$635,204

Identifiable finite-lived intangible assets were comprised of the following:

	Total (in thousands)	Estimated useful life (in years)
Customer relationships	$69,100	8.0
Developed technology	49,500	5.0
Trade name	3,300	3.0
Backlog	2,200	2.0
Total intangible assets acquired	$124,100
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

The unaudited pro forma financial information was as follows (in thousands):

(Unaudited)
For the year ended December 31, 2020
(in thousands)
Revenue	$313,665
Net loss	$(159,248)

6.     Balance Sheet Information
Property and equipment, net
Property and equipment, net consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
Computer and networking equipment	$187,050	$129,998
Leasehold improvements	3,793	3,817
Furniture and fixtures	1,223	1,092
Office equipment	654	659
Internal-use software	35,316	22,066
Property and equipment, gross	$228,036	$157,632
Accumulated depreciation and amortization	(80,307)	(61,653)
Property and equipment, net	$147,729	$95,979
Depreciation on property and equipment for the three months ended September 30, 2021 and 2020 was approximately $7.4 million and $4.9 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $1.3 million and $0.5 million, respectively, for the three months ended September 30, 2021 and 2020.
Depreciation expense on property and equipment for the nine months ended September 30, 2021 and 2020 was approximately $20.7 million and $14.3 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $3.2 million and $1.7 million, respectively, for the nine months ended September 30, 2021 and 2020.
We recorded out-of-period adjustments in the quarter ended September 30, 2021 to correct and capitalize certain internal-use software costs that were previously expensed of $5.1 million, of which $2.4 million and $2.7 million related to the quarterly periods ended March 31, 2021 and June 30, 2021, respectively. In the quarter ended March 31, 2021, $2.0 million and $0.4 million were previously recorded to research and development and cost of revenue, respectively. In the quarter ended June 30, 2021, $2.3 million and $0.4 million were previously recorded to research and development and cost of revenue, respectively. The out-of-period adjustments are considered quantitatively and qualitatively immaterial.

As of September 30, 2021 and December 31, 2020, the unamortized balance of capitalized internal-use software costs on our Condensed Consolidated Balance Sheets was approximately $24.4 million and $14.2 million, respectively.
We lease certain networking equipment from various third parties, through equipment finance leases. Our networking equipment assets as of September 30, 2021 and December 31, 2020, included a total of $56.8 million and $36.2 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $13.0 million and $6.7 million as of September 30, 2021 and December 31, 2020, respectively.

Other assets
Other assets consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
Deferred contract costs, net	$23,067	$19,332
Restricted cash	893	893
Other assets	4,182	4,692
Total other assets	$28,142	$24,917
Accrued expenses
Accrued expenses consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
Accrued compensation and related benefits	$14,812	$17,840
Sales and use tax payable	7,486	6,274
Accrued acquisition-related costs	—	3,644
Accrued colocation and bandwidth costs	7,231	2,208
Other accrued liabilities	6,534	4,368
Total accrued expenses	$36,063	$34,334
Other Current Liabilities
Other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
Deferred revenue, current	$21,631	$15,916
Accrued computer and networking equipment	2,274	3,126
Liability for early-exercised stock options	213	255
Other current liabilities	640	380
Total other current liabilities	$24,758	$19,677
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
Deferred revenue, non-current	$3,186	$2,104
CARES Act payroll tax deferral	1,676	1,676
Other long-term liabilities	194	620
Total other long-term liabilities	$5,056	$4,400

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

We also sublease a portion of our corporate office spaces. Our subleases have remaining lease terms of 3 years. Our sublease income was $0.2 million and $0.3 million, respectively, for the three months ended September 30, 2021, and 2020. Our sublease income was $0.7 million and $0.9 million, respectively, for the nine months ended September 30, 2021, and 2020.

The components of lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost:
Operating lease cost	$7,018	$5,578	$19,741	$15,670
Variable lease cost	1,806	1,234	4,624	2,590
Total operating lease costs	$8,824	$6,812	$24,365	$18,260

Finance lease cost:
Amortization of assets under finance lease	$4,124	$419	$6,608	$1,827
Interest	524	186	1,259	454
Total finance lease costs	$4,648	$605	$7,867	$2,281

Other information related to leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases liabilities included in cash from operating activities	$6,879	$4,439	$19,735	$12,852
Payments for finance leases interest included in cash from operating activities	$524	$186	$1,259	$454
Payments for finance leases liabilities included in cash from financing activities	$3,985	$1,001	$10,564	$3,901

Assets obtained in exchange for lease obligations:
Operating leases	$12,264	$4,817	$25,745	$15,095
Finance leases	$12,861	$3,510	$28,399	$11,352

	As of September 30,	As of December 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	4.44	4.44
Finance leases	2.26	2.51

Weighted Average Discount Rate
Operating leases	5.29%	5.68%
Finance leases	4.92%	5.12%

As of September 30, 2021, we had undiscounted commitments of $7.0 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2021 with lease terms of 1 year to 6 years.

Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2021	$7,108	$5,268
2022	24,241	19,414
2023	17,710	15,930
2024	13,337	4,788
2025	12,395	—
Thereafter	17,208	—
Total future minimum lease payments	$91,999	$45,400
Less: imputed interest	(9,943)	(2,062)
Total liability	$82,056	$43,338

8.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are as follows:

Nine months ended September 30, 2021
(in thousands)
Balance as of December 31, 2020	$635,590
Foreign currency translation and other adjustments	45
Balance as of September 30, 2021	$635,635

As of September 30, 2021 and December 31, 2020, our intangible assets consisted of the following:

	As of September 30, 2021			As of December 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,100	$(8,638)	$60,462	$69,100	$(2,053)	$67,047
Developed technology	49,500	(9,900)	39,600	49,500	(2,475)	47,025
Trade names	3,300	(1,100)	2,200	3,300	(275)	3,025
Internet protocol addresses	4,984	(848)	4,136	2,891	(578)	2,313
Backlog	2,200	(1,100)	1,100	2,200	(275)	1,925
In-process research and development ("IPR&D")	368	—	368	368	—	368
Domain name	39	—	39	39	—	39
Total intangible assets	$129,491	$(21,586)	$107,905	$127,398	$(5,656)	$121,742
Our intangible assets are comprised of customer relationships, developed technology, trade names, internet protocol addresses, backlog, and IPR&D. Our customer relationships, developed technology, trade names, internet protocol addresses, backlog, domain name intangible assets are subject to amortization. IPR&D intangible and domain name assets are indefinite-lived and not subject to amortization. We purchased $2.1 million and $1.8 million of intangible assets during the nine months ended September 30, 2021 and 2020, respectively. We did not purchase intangible assets during the three months ended September 30, 2021 and 2020.
Amortization expense was $5.3 million and $15.9 million for the three and nine months ended September 30, 2021, respectively. Amortization expense was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2020, respectively.
We perform tests for impairment of goodwill and long-lived assets on an annual basis as of October 31 or more frequently if events or changes in circumstances indicate that our long-lived assets might be impaired. We did not record any impairment charges during both the three and nine months ended September 30, 2021 and 2020.
The annual expected amortization expense of intangible assets subject to amortization as of September 30, 2021 is as follows:

As of September 30, 2021
(in thousands)
Remainder of 2021	$5,313
2022	20,974
2023	19,874
2024	19,040
2025	16,561
Thereafter	25,771
Total	$107,533

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

Senior Secured Credit Facilities Agreement

On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million with a maturity date of February 16, 2024. The Credit Agreement bears interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% - 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% - 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. The Credit Agreement requires us to comply with these affirmative and negative covenants and we were in compliance with all covenants as of September 30, 2021. We recorded $0.6 million of debt issuance costs associated with the Credit Agreement in other assets on our condensed consolidated balance sheet. During the three and nine months ended September 30, 2021, no amount was drawn down on our Credit Agreement. As of September 30, 2021, and no amount was outstanding under the Credit Agreement.

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

We evaluated the terms of our debt and concluded that the instrument does not require separation and that there were no other derivatives that required separation. As such, we have combined these features with the host contract and we account for our convertible debt as a single liability in long-term debt on our condensed consolidated balance sheet. The initial purchasers' discounts and transaction costs of $18.6 million incurred related to the issuance of the Notes were classified as liability and represents the difference between the principal amount of the Notes and the liability component (the “debt discount”), which is amortized to interest expense using the effective interest method over the term of the Notes.

As of September 30, 2021, the conversion conditions have not been met and therefore the Notes are not yet convertible.

The following table reflects the carrying values of the debt agreements as of September 30, 2021:

As of September 30, 2021
(in thousands)
Convertible Senior notes (effective interest rate of 0.40%)
Principal amount	$948,750
Less: unamortized debt issuance costs	(16,445)
Less: current portion of long-term debt	—
Long-term debt, less current portion	$932,305
Total interest expense related to our debt obligations for the three and nine months ended September 30, 2021, was $1.0 million and $2.4 million, respectively, which excludes the interest expense related to our finance leases which is separately disclosed in Note 7—Leases. During the three and nine months ended September 30, 2020, our interest expense was $0.4 million and $1.1 million, respectively, of which $0.3 million and $0.5 million relates to finance lease agreements and other costs.

10.     Commitments and Contingencies
Purchase Commitments
As of September 30, 2021, we had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors). We also have long-term commitments for various non-cancelable software as a service ("SaaS") agreements.
Our minimum future commitments related to our purchase commitments as of September 30, 2021 were as follows:

	Cost of Revenue Commitments	SaaS Agreements	Total Purchase Commitments
	(in thousands)
Remainder of 2021	$13,468	$4,381	$17,849
2022	27,771	14,590	42,361
2023	5,502	12,814	18,316
2024	2,920	140	3,060
2025	160	—	160
Thereafter	46	—	46
Total	$49,867	$31,925	$81,792
Sales and Use Tax
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with U.S. GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $7.5 million and $6.3 million as of September 30, 2021 and December 31, 2020, respectively. These estimates are based on several key assumptions, including the taxability of our products, the jurisdictions in which we believe we have nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

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
On August 27, 2020, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Marcos Betancourt v. Fastly, Inc., et al. (Case No. 4:20-cv-06024-PJH) naming as defendants us and certain of our officers. On September 15, 2020, a substantively identical complaint was filed against the same defendants in the same court, captioned Rami Habib v. Fastly, Inc., et al. (Case No. 4:20-cv-06454-JST). On September 27, 2020, the court consolidated the two cases into one putative class action, captioned In re Fastly, Inc. Securities Litigation. On February 10, 2021, the Court appointed lead plaintiff (“Lead Plaintiff”) and lead counsel. On April 12, 2021, Lead Plaintiff filed a consolidated complaint (the “Consolidated Complaint”). The Consolidated Complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC Rule 10b-5 by making materially false or misleading statements between May 6, 2020 and October 14, 2020 regarding the Company’s business and financials, including allegations that the Company failed to disclose the identity of one of its largest customers. The Lead Plaintiff also alleges that certain of the Company’s officers violated Section 20(a) of the Exchange Act. On June 11, 2021, defendants filed a motion to dismiss the Consolidated Complaint that Lead Plaintiff opposed on July 26, 2021, and defendants filed a reply on September 1, 2021. The Court held a hearing on the motion to dismiss on November 4, 2021. The Company is awaiting a decision on the motion to dismiss.

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

As of September 30, 2021, we have not accrued for any loss contingencies on the above mentioned lawsuits as we do not believe an outcome resulting in a loss is probable. We will accrue for loss contingencies if it becomes both probable that we will incur a loss and if we can reasonably estimate the amount or range of the loss.

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
As of September 30, 2021 and December 31, 2020, 117.2 million and 103.4 million shares of Class A common stock were issued and outstanding, respectively. As of September 30, 2021 and December 31, 2020, 0.0 million and 10.2 million shares of Class B common stock were issued and outstanding, respectively.
Our Certificate includes an automatic conversion provision, which, on the date when the outstanding shares of our Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock (the “Sunset Trigger Date”), all our outstanding shares of Class B common stock will automatically convert into the same number of shares of Class A common stock under the terms of our Certificate on the trading day falling nine months after the Sunset Trigger Date ("the Conversion"). No additional Class B shares may be issued following the Conversion. On October 12, 2020, the outstanding shares of our Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. As a result, all our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock on July 12, 2021 (the "Conversion"), pursuant to the terms of our Certificate. Upon the conversion, outstanding options denominated in shares of Class B common stock issued under any of the Company’s equity incentive plans remained unchanged, except that they now represent the right to receive shares of Class A common stock. In accordance with our Certificate, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by us.

On July 12, 2021, we filed a certificate with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion. Upon the effectiveness of the certificate, our total number of authorized shares of capital stock was reduced by the retirement of 90.0 million shares of Class B common stock.

Preferred Stock
Our Certificate also authorizes the issuance of 10.0 million shares of preferred stock, at a par value per share of $0.00002, with rights and preferences, including voting rights, designated from time to time by the Board of Directors (the "Board"). As of both September 30, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.
Equity Incentive Plans
In March 2011, our stockholders approved our 2011 Equity Incentive Plan ("2011 Plan") which allows for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards ("RSUs") to employees, directors, and consultants of the Company. Options granted under our 2011 Plan were originally exercisable for shares of our Class B common stock, but due to the Conversion, these awards are now exercisable for shares of our Class A common stock.
As of December 31, 2020, there were 23.6 million shares of Class B common stock reserved for issuance pursuant to outstanding stock options under the 2011 Plan. As of December 31, 2020, there were no shares of Class B common stock available for issuance for future grants under the 2011 Plan. All such shares of Class B common stock were converted to Class A common stock in July 2021 pursuant to the Conversion. As of September 30, 2021, there were 23.6 million shares of Class A common stock reserved for issuance pursuant to outstanding stock options under the 2011 Plan. As of September 30, 2021 there were no shares of Class A common stock available for issuance for future grants under the 2011 Plan.

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

In October 2020, we assumed the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”) and registered 251,754 shares under the Signal Plan, which were the outstanding unvested options to purchase shares of common stock of Signal Sciences. Such options became exercisable to purchase shares of our Class A common stock, subject to appropriate adjustments to the number of shares and the exercise price of each such option.
As of September 30, 2021 and December 31, 2020, an aggregate of 25.1 million shares and 19.4 million shares of Class A common stock have been reserved for issuance under the 2019 Plan, respectively. As of September 30, 2021 and December 31, 2020, there were 17.1 million and 12.8 million Class A common stock available for issuance under the 2019 Plan, respectively.
In May 2019, in conjunction with our IPO, our Board and stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year.

As of September 30, 2021 and December 31, 2020, an aggregate of 4.6 million shares and 3.5 million shares of Class A common stock have been reserved for issuance under the ESPP, respectively. As of September 30, 2021 and December 31, 2020, there were 3.8 million shares and 2.8 million shares of Class A common stock available for future issuance under the ESPP, respectively.

Stock Options
Options granted under the 2011 Plan are exercisable for Class B common stock and generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service. Due to the Conversion, options granted under the 2011 Plan are now exercisable for Class A common stock.
Options granted under the 2019 Plan are exercisable for Class A common stock and generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service.
Forfeitures are recognized as they occur.
The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2020	6,963	$5.63	6.7	$569,094
Granted	—	—
Exercised	(1,527)	5.96
Cancelled/forfeited	(261)	11.00
Outstanding at September 30, 2021	5,175	$5.27	5.2	$182,027
Vested and exercisable at September 30, 2021	3,912	$3.97	4.6	$142,675
Unvested and exercisable at September 30, 2021	173	$6.65	7.1	$5,841
The total pre-tax intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $52.6 million and $157.9 million, respectively.
The total grant date fair value of employee options vested for the nine months ended September 30, 2021 and 2020 was $8.3 million and $6.5 million, respectively.
There were no options granted during the three and nine months ended September 30, 2021 and 2020.

During the three and nine months ended September 30, 2021, we recorded stock-based compensation expense from stock options of approximately $5.3 million and $13.4 million, respectively.
During the three and nine months ended September 30, 2020, we recorded stock-based compensation expense from stock options of approximately $1.8 million and $5.7 million, respectively.
During the three and nine months ended September 30, 2021, we modified the terms of options awarded to certain employees to allow for the remaining unvested awards to be fully vested upon their change in employment status. As a result, we recorded stock-based compensation expense of $2.4 million and $3.7 million during three and nine months ended September 30, 2021, respectively, in relation to such modifications. Included in the expense for the three and nine months ended September 30, 2021 are incremental fair value adjustments of $2.1 million and $3.3 million, respectively. During the three and nine months ended September 30, 2020, we recorded stock-based compensation expense of $0.4 million in both the three and nine months ended September 30, 2020 in relation to modifications. Included in this expense is the incremental fair value adjustment of $0.3 million.
As of September 30, 2021, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $14.5 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.23 years.
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
As of September 30, 2021 and December 31, 2020, a total of 47,882 and 90,977 shares of Class B Common Stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. Due to the Conversion, these shares have been converted to Class A common stock. The corresponding exercise value of approximately $0.2 million and $0.4 million as of September 30, 2021 and December 31, 2020, respectively, is recorded in other current liabilities as of September 30, 2021 and other current liabilities and other long-term liabilities as of December 31, 2021 on the accompanying Condensed Consolidated Balance Sheets.
The activity of non-vested shares as a result of early exercise of options granted to employees and non-employees, is as follows:

Nine months ended September 30,
2021
(in thousands)
Beginning balance as of December 31, 2020	91
Early exercise of options	—
Vested	(43)
Repurchased	—
Ending balance as of September 30, 2021	48
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

The following table summarizes RSU activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2020	4,520	$30.01
Granted	1,890	63.95
Vested	(1,463)	33.52
Cancelled/forfeited	(470)	42.78
Unvested RSUs as of September 30, 2021	4,477	$41.85
During the three and nine months ended September 30, 2021, we recognized stock-based compensation expense related to RSUs of $23.0 million and $52.0 million, respectively.
During the three and nine months ended September 30, 2020, we recognized stock-based compensation expense related to RSUs of $10.6 million and $28.0 million, respectively.
During the three and nine months ended September 30, 2021, we modified the terms of its RSUs awarded to an employee to allow for the certain unvested awards to be fully vested upon their change in employment status. As a result,we recorded incremental stock-based compensation expense in relation to the modification of $3.9 million in both the three and nine months ended September 30, 2021. During the nine months ended September 30, 2020, we modified the terms of its RSUs awarded to an employee to allow for the remaining unvested awards to be fully vested upon their change in employment status. As a result, we recorded incremental stock-based compensation expense in relation to the modification of $4.8 million for the nine months ended September 30, 2020. During the three months ended September 30, 2020, incremental expense related to modifications were insignificant.
As of September 30, 2021, total unrecognized stock-based compensation cost related to non-vested RSUs was $176.6 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.7 years.
Stock Subject to Revest ("Revest Shares")
In conjunction with the acquisition of Signal Sciences in fiscal 2020, a restriction was placed on 896,499 shares belonging to the three co-founders of Signal Sciences which are subject to revesting on a quarterly basis over a 2 year period. Refer to Note 5—Business Combinations for further details.
The following table summarizes the activity related to the revest shares during the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested revest shares as of December 31, 2020	784	$97.84
Vested	(336)	97.84
Cancelled/forfeited	—
Unvested revest shares as of September 30, 2021	448	$97.84
For the three and nine months ended September 30, 2021, we recognized stock-based compensation expense related to revest shares of $11.0 million and $32.9 million, respectively.
As of September 30, 2021, total unrecognized stock-based compensation cost related to revest shares was $43.9 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1 year.

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

The following table summarizes the activity related to the PSUs during the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested PSUs as of December 31, 2020	88	$65.11
Granted	71	102.06
Vested	(57)	44.25
Cancelled/forfeited	(12)	44.25
Unvested PSUs as of September 30, 2021	90	$110.29

For the three and nine months ended September 30, 2021, we recognized stock-based compensation expense (benefit) related to these PSUs of $-0.5 million and $3.8 million, respectively, based on the extent of the performance conditions that were deemed probable of achievement. As of the three and nine months ended September 30, 2020, we did not recognize any stock-based compensation expense related to these PSUs.
As of September 30, 2021, total unrecognized stock-based compensation cost related to PSUs was $4.7 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.7 years.
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
    During the three and nine months ended September 30, 2021, we withheld $3.5 million and $6.0 million in contributions from employees, respectively, and recognized $0.6 million and $2.7 million in stock-based compensation expense related to the ESPP, respectively. During the three and nine months ended September 30, 2020, we withheld $2.0 million and $6.1 million in contributions from employees, respectively, and recognized $0.4 million and $2.3 million in stock-based compensation expense related to the ESPP, respectively.
During the nine months ended September 30, 2021, 0.2 million shares of our Class A common stock was purchased under the offering period that commenced on November 21, 2020. During the nine months ended September 30, 2020, $0.2 million shares of our Class A common stock was purchased under the offering period that commenced on November 21, 2019. No common stock was issued under the ESPP in the three months ended September 30, 2021 or September 30, 2020.
Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenue	$1,897	$929	$4,911	$2,634
Research and development	14,752	4,371	31,344	10,095
Sales and marketing	9,121	3,194	19,760	11,753
General and administrative	10,866	3,648	44,885	10,270
Total	$36,636	$12,142	$100,900	$34,752
For the three and nine months ended September 30, 2021, we capitalized $2.6 million and $3.4 million of stock-based compensation expense, respectively. For the three and nine months ended September 30, 2020, we capitalized $0.6 million and $1.2 million of stock-based compensation expense, respectively.
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

During the nine months ended September 30, 2020, the remaining Class B common stock warrants related to the previously outstanding subordinated debt and loan agreements were fully exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, we issued 144,635 shares of our Class B common stock and there were no remaining outstanding common stock warrant liabilities as of September 30, 2020. No Class B common stock warrants were exercised under the cashless exercise method pursuant to the corresponding warrant agreements during the three months ended September 30, 2020.

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

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	Class A(1)	Class B(2)	Class A(1)	Class B(2)	Class A(1)	Class B(2)	Class A(1)	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(55,109)	$(1,089)	$(20,763)	$(3,015)	$(154,623)	$(10,553)	$(39,670)	$(10,558)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	114,218	2,257	92,510	13,432	107,952	7,368	79,307	21,106
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.48)	$(0.22)	$(0.22)	$(1.43)	$(1.43)	$(0.50)	$(0.50)
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
(2)Class B common stock includes, for all periods presented, common stock issued prior to the IPO and the conversion of all of our preferred stock into an aggregate of 53.6 million shares of our Class B common stock upon closing of the IPO. Some of these shares were previously converted into shares of Class A common stock. On July 12, 2021, all shares of Class B common stock were converted into shares of Class A common stock.

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

	Number of Shares
	As of September 30,
	2021	2020
	(in thousands)
Stock options	5,175	7,290
RSUs	4,458	4,354
PSUs	109	88
Revest shares	448	—
Early exercised stock options	48	106
Shares issuable pursuant to the ESPP	83	90
Convertible senior notes (if-converted)	9,229	—
Total	19,550	11,928

13.     Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
In the three months ended September 30, 2021 and 2020, we recorded income tax expense of $0.03 million and $0.3 million, respectively. In the nine months ended September 30, 2021 and 2020, we recorded income tax expenses of $0.04 million and $1.1 million, respectively.
We continue to maintain a full valuation allowance on our U.S. Federal and state net deferred tax assets. The tax expense for the three and nine months ended September 30, 2021 and 2020 was primarily due to foreign and state income tax expense.

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

Long-Lived Assets
The following table presents long-lived assets by geographic region:

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
United States	$114,130	$65,054
All other countries	33,599	30,925
Total long-lived assets	$147,729	$95,979

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
Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of four key components: a programmable edge, a software-defined modern network, safety in depth, and a philosophy of customer empowerment. Our programmable edge provides developers with real-time visibility and control, where they can write and deploy code in a serverless environment and to push application logic to the edge. It supports modern application delivery processes, freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. It is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. Our 167 terabit software-centric network is located across 68 markets as of September 30, 2021. We define markets as unique metropolitan areas where we have one or more Points of Presence ("POPs"). Our safety in depth approach integrates security into multiple layers of development: architecture, engineering, and operations. That's why we invest in building security into the fabric of our platform, alongside performance. We provide developers and security operations teams with a fast, safe environment to create, build, and run modern applications.

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
We are continuing to bring new innovations to our edge cloud platform and software-defined modern network architecture, and are seeing an increased interest from customers in our programmable edge computing solution. The success of these direct selling efforts is reflected by our 429 enterprise customers, as of September 30, 2021 that generated 88% of our total revenue for the trailing 12 months ended September 30, 2021. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period.
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

Our DBNER was 118.4% and 147.4% for the trailing 12 months ended September 30, 2021 and 2020, respectively. Our NRR was 112.5% and 121.5% for the trailing twelve months ended September 30, 2021 and 2020, respectively. Our LTM NRR was 114.4% and 141.2% for the trailing 12 months ended September 30, 2021 and 2020, respectively. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric.

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

We have achieved significant growth in recent periods. For the three months ended September 30, 2021 and 2020, our revenue was $86.7 million and $70.6 million, respectively, an increase of 23%. For the nine months ended September 30, 2021 and 2020, our revenue was $256.6 million and $208.2 million, respectively, an increase of 23%. Our 10 largest customers generated an aggregate of 31% and 37% of our revenue in the trailing 12 months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, we incurred a net loss of $56.2 million and $23.8 million, respectively. For the nine months ended September 30, 2021 and 2020, we incurred a net loss of $165.2 million and $50.2 million, respectively.

Recent Events
Departure and Appointment of Principal Financial Officer
On May 5, 2021, we announced that Adriel Lares would step down from his office as our Chief Financial Officer. On June 29, 2021, we announced that Ronald W. “Ron” Kisling, age 60, was appointed to serve as our Chief Financial Officer. Mr. Kisling began serving as our Chief Financial Officer effective August 9, 2021.

Conversion of dual class common stock structure
On October 12, 2020, the outstanding shares of our Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. As a result, all outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock on July 12, 2021, pursuant to the terms of our amended and restated certificate of incorporation (the "Certificate"). Upon the conversion, outstanding options denominated in shares of Class B common stock issued under any of our equity incentive plans remained unchanged, except that they now represent the right to receive shares of Class A common stock upon exercise. In accordance with the Certificate, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by us.

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
Our ability to retain our customers and expand their usage could be impaired for a variety of reasons, including a customer moving to another provider or reducing usage within the term of their contract to their minimum usage commitment. Even if our customers expand their usage of our platform, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments. For example, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and resulted in customers reducing or removing traffic from our platform and service level agreement claims.
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
International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations. As of September 30, 2021, our edge network spans across 45 markets and 30 countries that are outside of the United States. As of December 31, 2020, our edge network spans across 40 markets and 25 countries that are outside of the United States.
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
Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three and nine months ended September 30, 2021, our research and development expenses as a percentage of revenue was 38% and 36%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, towards the end of 2020, we acquired Signal Sciences, a security software company that provides protection from web, API, and mobile security threats, expanding our security portfolio.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our investment in property and equipment for the three and nine months ended September 30, 2021 was $27.9 million and $41.6 million representing 32% and 16% of our revenue in the period, respectively. We expect our investment in property and equipment to increase on an absolute basis and may increase as a percentage of revenue in future periods. Our gross margins and operating results are impacted by these investments. As of September 30, 2021, our network is located in 68 markets across 31 countries.
In the event that there are errors in software, failures of hardware, damages to a facility or misconfigurations of any of our services—whether caused by our products, third-party error, our own error, natural disasters, or security breaches—we could experience lengthy interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. For example, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and resulted in customers reducing or removing traffic from our platform and service level agreement claims. Within 49 minutes, 95% of our network was operating as normal. In addition, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly when customers experience cyber-attacks. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including service outages, payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits, or governments adopting regulations that impact network operations.
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

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, including against variants that emerge, and we do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

For additional details, refer to the section titled "Risk Factors."

Key Business Metrics
We regularly review a number of metrics, including the key metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of the key metrics and other measures discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors. The results of Signal Sciences have been consolidated into our financial results and our key metrics as of September 30, 2020 and for the nine months ended September 30, 2021.

	As of September 30,
	2021	2020
Number of customers (as of end of period)	2,748	2,047
Number of enterprise customers (as of end of period)	430	313
Dollar-Based Net Expansion Rate ("DBNER") (trailing 12 months)	118.4%	147.4%
NRR (as of end of period)	112.5%	121.5%
LTM NRR (trailing 12 months)	114.4%	141.2%
Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing and from which we recognized revenue during the period. An identifiable operating entity is defined as a company, a government entity, or a distinct business unit of a larger company that has a relationship with Fastly through direct sale or through one of our reseller partners where charges are identified on an end-customer basis. In cases where charges are identified through a reseller partner rather than on an end-customer basis, we record a single customer record for the reseller partner. Our customer groupings may be impacted by changes to our customers' business, including any impact from merger and acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. In addition to our paying customers, we also have trial, developer, nonprofit and open source program, and other non-paying accounts that are excluded from our customer count metric. As of September 30, 2021 and 2020, we had 2,748 and 2,047 customers, respectively.
Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. As of September 30, 2021, we had 430 enterprise customers which generated 88% of our revenue for the trailing 12 months ended September 30, 2021. As of September 30, 2020, we had 313 enterprise customers which generated 90% of our revenue for the trailing 12 months ended September 30, 2020. We believe the recruitment and cultivation of enterprise customers is critical to our long-term success.

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

We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended September 30, 2021, we divide (i) revenue, for the trailing 12 months ended September 30, 2021, from customers that entered into a customer agreement on or before September 30, 2020 , and that remained customers as of September 30, 2021, by (ii) revenue, for the trailing 12 months ended September 30, 2020, from the same set of customers.
For the trailing 12 months ended September 30, 2021 and 2020 our DBNER was 118.4% and 147.4%, respectively. We believe that an annual cohort analysis of our customers demonstrates our success in customer expansion. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2018, 2019, and 2020 are referred to as the 2018 Cohort, 2019 Cohort, and 2020 Cohort respectively. As described above, our customers tend to increase their usage of our platform in their second year, which is typically followed by more modest increases in usage, if any, in ensuing years. For example, the DBNER for the 2018 Cohort was 310.6% for the year ended December 31, 2019. However, the DBNER for the 2018 Cohort was 163.2% for the year ended December 31, 2020, which generally represents their third year as a customer, depending on when they entered into a customer agreement. While DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts, we expect our DBNER to decrease as customers that have used our platform for more than two years become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR")
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current" period month) compared to the last month of the same period one year prior (the “prior" period month), and includes revenue contraction due to billing decreases or customer churn, revenue expansion due to billing increases, but excludes revenue from new customers. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the last month of the quarters ended September 30, 2021 and 2020 our NRR was 112.5% and 121.5%, respectively.

Our LTM NRR is intended to be supplemental to our NRR as we believe that it removes some of the volatility that is inherent in a usage-based business model. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the last month of the quarters ended September 30, 2021 and 2020 our LTM NRR was 114.4% and 141.2%, respectively.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees, salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, professional services fees, amortization of certain intangible assets, and an allocation of our general overhead expenses.
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

Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$86,735	$70,638	$256,613	$208,225
Cost of revenue(1)	41,244	29,292	119,058	86,254
Gross profit	45,491	41,346	137,555	121,971
Operating expenses:
Research and development(1)	32,528	18,271	91,862	49,224
Sales and marketing(1)	39,288	22,568	110,494	66,416
General and administrative(1)	28,609	23,961	97,564	56,199
Total operating expenses	100,425	64,800	299,920	171,839
Loss from operations	(54,934)	(23,454)	(162,365)	(49,868)
Interest income	280	353	730	1,450
Interest expense	(1,555)	(410)	(3,652)	(1,097)
Other income	41	69	155	418
Loss before income taxes	(56,168)	(23,442)	(165,132)	(49,097)
Income tax expense	30	336	44	1,131
Net loss attributable to common stockholders	$(56,198)	$(23,778)	$(165,176)	$(50,228)
__________
(1)Includes stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,897	$929	$4,911	$2,634
Research and development	14,752	4,371	31,344	10,095
Sales and marketing	9,121	3,194	19,760	11,753
General and administrative	10,866	3,648	44,885	10,270
Total	$36,636	$12,142	$100,900	$34,752

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	48	41	46	41
Gross profit	52	59	54	59
Operating expenses:
Research and development	38	26	36	24
Sales and marketing	45	32	43	32
General and administrative	33	34	38	27
Total operating expenses	116	92	117	83
Loss from operations	(63)	(33)	(63)	(24)
Interest income	—	—	—	1
Interest expense	(2)	(1)	(1)	(1)
Other income	—	—	—	—
Loss before income taxes	(65)	(34)	(64)	(24)
Income tax expense	—	—	—	1
Net loss attributable to common stockholders	(65)%	(34)%	(64)%	(24)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Revenue	$86,735	$70,638	23%	$256,613	$208,225	23%
Revenue was $86.7 million for the three months ended September 30, 2021 compared to $70.6 million for the three months ended September 30, 2020, an increase of $16.1 million, or 23%. Revenue was $256.6 million for the nine months ended September 30, 2021 compared to $208.2 million for the nine months ended September 30, 2020, an increase of $48.4 million, or 23%. Revenue growth was driven by a combination of continued revenue from legacy Signal Sciences customers, sales of Signal Sciences products to our new and existing customers, and further adoption of our modern edge platform and products, and was partially offset by the impact of purchase price accounting adjustments.

We had 2,748 customers and 430 enterprise customers as of September 30, 2021, compared to 2,047 customers and 313 enterprise customers as of September 30, 2020. This represents an increase of 701, or 34%, in customers and 117, or 37%, in enterprise customers from September 30, 2020.
Approximately 93% and 94% of our revenue in the three and nine months ended September 30, 2021 was driven by usage on our platform, respectively. Approximately 95% of our revenue for both the three and nine months ended September 30, 2020 was driven by usage on our platform. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
U.S. revenue was $62.3 million or 72% of revenue for the three months ended September 30, 2021, compared to $49.1 million or 70% of revenue for the three months ended September 30, 2020. This represents an increase of $13.1 million, or 27%. International revenue was $24.4 million or 28% of revenue for the three months ended September 30, 2021, compared to $21.5 million or 30% of revenue for the three months ended September 30, 2020. This represents an increase of $3.0 million, or 14%.
U.S. revenue was $179.9 million or 70% of revenue for the nine months ended September 30, 2021, compared to $136.2 million or 65% of revenue for the nine months ended September 30, 2020. This represents an increase of $43.7 million, or 32%. International revenue was $76.8 million or 30% of revenue for the nine months ended September 30, 2021, compared to $72.0 million or 35% of revenue for the nine months ended September 30, 2020. This represents an increase of $4.7 million, or 7%.
We had 2,088 domestic customers and 660 international customers as of September 30, 2021. We recently changed our process for identifying the geographic location of our customers. This resulted in a shift in our customer count from international to domestic. Because this shift was primarily driven by our customers who signed up online and contribute a small proportion of our revenue, this change in customer count designation does not have a material impact on either the revenue split between domestic and international or our results of operations.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Cost of revenue	$41,244	$29,292	41%	$119,058	$86,254	38%
For the three and nine months ended September 30, 2021 and 2020, our cost of revenue consisted of bandwidth, peering, and colocation fees, as well as personnel costs including salaries, benefits, bonuses, and stock-based compensation for employees who support the build out and operation of the network. Our cost of revenue also includes depreciation expense for network equipment, amortization of capitalized internal-use software, amortization of certain intangibles and other network costs.
Cost of revenue was $41.2 million for the three months ended September 30, 2021 compared to $29.3 million for the three months ended September 30, 2020, an increase of $11.9 million, or 41%. Depreciation and amortization expense increased by $4.9 million as we continue to invest in our platform, of which $2.5 million relates to an increase in amortization expense for intangible assets acquired in connection with the Signal Sciences acquisition. There was also a $1.3 million increase in personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation, due to the increased headcount to support the growth of our business. In addition, the increase in cost of revenue is a result of an increase in bandwidth costs of $2.7 million, colocation costs of $1.3 million and an increase in hosted data service and other SaaS costs of $1.2 million to support the increased traffic on our platform.
Cost of revenue was $119.1 million for the nine months ended September 30, 2021 compared to $86.3 million for the nine months ended September 30, 2020, an increase of $32.8 million, or 38%. Depreciation and amortization expense increased by $14.3 million as we continue to invest in our platform, of which $7.4 million relates to an increase in amortization expense for intangible assets acquired in connection with the Signal Sciences acquisition. There was also a $3.9 million increase in personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation, due to the increased headcount to support the growth of our business. In addition, the increase in cost of revenue is a result of an increase in bandwidth costs of $5.7 million, an increase in colocation costs of $4.3 million and an increase in hosted data service and other SaaS costs of $3.8 million to support the increased traffic on our platform.
Gross Profit and Gross Margin

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Gross profit	$45,491	$41,346	10%	$137,555	$121,971	13%
Gross margin	52%	59%	(7)%	54%	59%	(5)%
Gross profit was $45.5 million for the three months ended September 30, 2021 compared to $41.3 million for the three months ended September 30, 2020, an increase of $4.2 million, or 10%. Gross margin was 52% for the three months ended September 30, 2021 compared to 59% for the three months ended September 30, 2020, a decrease of 7%. The decrease in gross margin reflects the impact of our continued investment in infrastructure and capacity and the return to traditional seasonal usage patterns as compared to the increased traffic experienced in the prior year due to the onset of the COVID pandemic. The decline in gross margin also reflects the impact of the amortization of intangible assets and other purchase accounting adjustments from our acquisition of Signal Sciences.
Gross profit was $137.6 million for the nine months ended September 30, 2021 compared to $122.0 million for the nine months ended September 30, 2020, an increase of $15.6 million, or 13%. Gross margin was 54% for the nine months ended September 30, 2021 compared to 59% for the nine months ended September 30, 2020, a decrease of 5%. The decrease in gross margin reflects the impact of our continued investment in infrastructure and capacity and the return to traditional seasonal usage patterns as compared to the increased traffic experienced in the prior year due to the onset of the COVID pandemic. The decline in gross margin also reflects the impact of the amortization of intangible assets and other purchase accounting adjustments from our acquisition of Signal Sciences.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Research and development	$32,528	$18,271	78%	$91,862	$49,224	87%
Sales and marketing	39,288	22,568	74%	110,494	66,416	66%
General and administrative	28,609	23,961	19%	97,564	56,199	74%
Total operating expenses	$100,425	$64,800	55%	$299,920	$171,839	75%
Percentage of revenue:
Research and development	38%	26%	12%	36%	24%	12%
Sales and marketing	45%	32%	13%	43%	32%	11%
General and administrative	33%	34%	(1)%	38%	27%	11%
Research and development
Research and development expenses were $32.5 million for the three months ended September 30, 2021 compared to $18.3 million for the three months ended September 30, 2020, an increase of $14.2 million, or 78%. This is primarily due to an increase of $19.2 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and new equity awards granted to employees, including the personnel added as a result of the Signal Sciences acquisition. There was also an increase of $1.7 million in hosted data service and other SaaS costs as we continue to continue to develop new products and features for our next-generation edge computing solutions. This increase was partially offset by a $7.5 million increase in capitalization of costs related to the development of internal-use software.

Research and development expenses were $91.9 million for the nine months ended September 30, 2021 compared to $49.2 million for the nine months ended September 30, 2020, an increase of $42.7 million, or 87%. This is primarily due to an increase of $46.1 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and new equity awards granted to employees, including the personnel added as a result of the Signal Sciences acquisition. There was also an increase of $2.7 million in hosted data service and other SaaS costs as we continue to continue to develop new products and features for next-generation edge computing solutions. This increase was partially offset by a $7.9 million increase in the capitalization of costs related to the development of internal-use software.
Sales and marketing
Sales and marketing expenses were $39.3 million for the three months ended September 30, 2021 compared to $22.6 million for the three months ended September 30, 2020, an increase of $16.7 million, or 74%. This is primarily due to a $11.0 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and new equity awards granted to employees, including the personnel added as a result of the Signal Sciences acquisition. We also had an increase of $1.9 million in external marketing spend primarily related to various marketing campaigns and an increase of $2.7 million in amortization expense related to certain intangible assets acquired in connection with the Signal Sciences acquisition.
Sales and marketing expenses were $110.5 million for the nine months ended September 30, 2021 compared to $66.4 million for the nine months ended September 30, 2020, an increase of $44.1 million, or 66%. This is primarily due to a $26.0 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and new equity awards granted to employees, including the personnel added as a result of the Signal Sciences acquisition. We also had an increase of $8.6 million in external marketing spend primarily related to various marketing campaigns and an increase of $8.2 million in amortization expense related to certain intangible assets acquired in connection with the Signal Sciences acquisition.
General and administrative
General and administrative costs were $28.6 million for the three months ended September 30, 2021 compared to $24.0 million for the three months ended September 30, 2020, an increase of $4.6 million, or 19%. The increase is due to an increase of $9.3 million of personnel related costs, such as salaries, benefits, and stock-based compensation due to an increase in headcount and new equity awards granted to employees, including the personnel added as a result of the Signal Sciences acquisition, an increase of $1.1 million in professional services such as legal, accounting and enterprise systems to support the growth of our business as a public company and an increase of $1.1 million in IT-related spending. These increases are partially offset by a $7.0 million decrease in acquisition-related costs.
General and administrative costs were $97.6 million for the nine months ended September 30, 2021 compared to $56.2 million for the nine months ended September 30, 2020, an increase of $41.4 million, or 74%. The increase is due to an increase of $40.5 million of personnel related costs, such as salaries, benefits, and stock-based compensation due to an increase in headcount and new equity awards granted to employees, including the personnel added as a result of the Signal Sciences acquisition, an increase of $4.0 million in professional services such as legal, accounting and enterprise systems to support the growth of our business as a public company and an increase of $2.6 million in IT-related spending. These increases are partially offset by a $4.8 million decrease in acquisition-related costs and a $1.2 million decrease in bad debt expense.
Other Income and Expense, net
Interest Income

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Interest income	$280	$353	(21)%	$730	$1,450	(50)%
Interest income was $0.3 million for the three months ended September 30, 2021 compared to $0.4 million for the three months ended September 30, 2020, a decrease of $0.1 million, or 21%. This decrease is due to a reduction in interest rates on our cash balances and investments portfolio.

Interest income was $0.7 million for the nine months ended September 30, 2021 compared to $1.5 million for the nine months ended September 30, 2020, a decrease of $0.8 million, or 50%. This decrease is due to a reduction in interest rates on our cash balances and investments portfolio.

Interest Expense

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Interest expense	$1,555	$410	279%	$3,652	$1,097	233%
Interest expense was $1.6 million for the three months ended September 30, 2021 compared to $0.4 million for the three months ended September 30, 2020, an increase of $1.2 million, or 279%. This increase is primarily due the amortization of debt issuance costs related to the convertible debt and revolving credit facility.
Interest expense was $3.7 million for the nine months ended September 30, 2021 compared to $1.1 million for the nine months ended September 30, 2020, an increase of $2.6 million, or 233%. This increase is primarily due the amortization of debt issuance costs related to the convertible debt and revolving credit facility.
Other income (expense), net

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Other income, net	$41	$69	(41)%	$155	$418	(63)%
Other income, net was $0.0 million for the three months ended September 30, 2021 compared to other income, net of $0.1 million for the three months ended September 30, 2020, a decrease in other income, net of $0.1 million, or 41%. The change is mainly driven by our foreign currency transaction gains and losses between the periods.
Other income, net was $0.2 million for the nine months ended September 30, 2021 compared to other income, net of $0.4 million for the nine months ended September 30, 2020, a decrease of $0.2 million, or 63%. The change is mainly driven by our foreign currency transaction gains and losses between the periods.

Liquidity and Capital Resources
As of September 30, 2021, we had cash, cash equivalents, and marketable securities and restricted cash totaling $1.1 billion. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits and money market funds held at major financial institutions, U.S. Treasury securities and investment-grade commercial paper and corporate debt securities. As of September 30, 2021, our marketable securities balance included $429.5 million of marketable securities classified as long-term investments.

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

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Cash (used in) provided by operating activities	$(30,574)	$11,233
Cash used in investing activities	$(683,847)	$(6,747)
Cash provided by financing activities	$933,948	$289,479
Cash Flows from Operating Activities
For the nine months ended September 30, 2021, cash used in operating activities consisted primarily of our net loss of $165.2 million adjusted for non-cash items, including $100.9 million of stock-based compensation expense, $19.8 million of amortization of right-of-use assets and other, $20.7 million of depreciation expense and $15.9 million related to the amortization of our intangible assets. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $4.0 million, primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $7.3 million due to increase in commissions being capitalized, and an increase of $5.5 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. We also had $19.7 million of operating lease payments. This was offset by a net increase of $6.9 million in accounts payable, accrued expenses, and other liabilities due to timing of payments and increases in accrued commissions.
For the nine months ended September 30, 2020, cash provided by operating activities consisted primarily of our net loss of $50.2 million adjusted for non-cash items, including $14.4 million of depreciation and amortization, and $34.8 million of stock-based compensation expense. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $6.7 million, primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $7.4 million due to an increase in commissions being capitalized, and an increase of $3.8 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. This was offset by a net increase of $23.9 million in accounts payable, accrued expenses, and other liabilities due to timing of payments, increases in liability associated with acquisition related costs, increases to withholding and payroll taxes for equity transactions, deferrals under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and increases in accrued commissions.

Cash Flows from Investing Activities
For the nine months ended September 30, 2021, cash used in investing activities was $683.8 million, primarily consisting of $777.6 million of purchases of marketable securities, $31.3 million of payments related to purchases of property and equipment to expand our network, $2.1 million in purchases of intangible assets, and $10.3 million of additions to capitalized internal-use software. This was partially offset by $137.1 million of maturities and sales of marketable securities.
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

Cash Flows from Financing Activities
For the nine months ended September 30, 2021, cash provided by financing activities was $933.9 million, primarily consisting of $930.8 million of proceeds from the issuance of the Notes, net of issuance costs, $1.4 million payments of other debt issuance costs, $9.1 million in proceeds from stock option exercises by our employees, and $6.0 million in proceeds from the employee stock purchase plan ("ESPP"). This increase was partially offset by $10.6 million of finance lease payments.
For the nine months ended September 30, 2020, cash provided by financing activities was $290.3 million, primarily consisting of $274.9 million of proceeds from our follow-on public offering, net of underwriting fees, $13.0 million in proceeds from stock option exercises by our employees and $6.2 million in proceeds from the ESPP. This was partially offset by $3.1 million of finance lease payments.

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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $1,072.9 million as of September 30, 2021, which consisted of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our Cash Collateralized Revolving Credit Agreement. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, due to the material weaknesses described below, our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Material Weaknesses

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

We also identified a material weakness in our internal control over financial reporting during the quarter ended September 30, 2021 related to our accounting for internal-use software costs. The material weakness resulted from a lack of timely and complete identification of internal-use software costs for capitalization, for which we recorded out-of-period adjustments in the quarter ended September 30, 2021.

The process of implementing effective financial reporting systems is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain financial reporting systems that are adequate to satisfy our reporting obligations. We continue to evaluate and take actions to improve our internal control over financial reporting. We are working to increase the number of qualified accounting resources with the requisite accounting and financial reporting knowledge and experience and have reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions to address control deficiencies. Additionally, we are working cross-functionally to ensure complete and accurate information is obtained by the accounting organization on a timely basis.

Based on the actions taken, we believe we have made significant progress in enhancing our control environment with respect to accounting and financial reporting for complex transactions. Additionally, we have taken steps to ensure the completeness of data provided around internal-use software costs. We are continuing to evaluate the operating effectiveness of our internal controls and believe that our additional resources, additional processes, and allocation of responsibilities will assist in remediation of the material weaknesses.

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

•Health epidemics, including the ongoing COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and customers operate.*

•We have identified material weaknesses in our internal control over financial reporting, and if we are unable to remediate and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be seriously harmed.

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

We cannot accurately predict customers’ usage or renewal rates given the diversity of our customer base across industries, geographies and size, and ability of customers to allocate usage, among other factors. Accordingly, we may be unable to accurately forecast our revenues notwithstanding our substantial investments in sales and marketing, infrastructure, and research and development in anticipation of growth in our business. If we do not realize returns on these investments in our growth, our results of operations could differ materially from our forecasts, which would adversely affect our results of operations and could disappoint analysts and investors, causing our stock price to decline.

We receive a substantial portion of our revenues from a limited number of customers from a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.

Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. For the trailing 12 months ended September 30, 2021, our top ten customers accounted for approximately 31% of our revenue and our top five customers accounted for approximately 22% of our revenue. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. For example, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and resulted in customers, including some of our largest customers, reducing or removing traffic from our platform and service level agreement claims. While these customers have returned to our platform, they have not returned, and may never return, to prior levels. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.

Component delays or shortages could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.*

Our business is dependent upon the timely supply of certain parts and components to construct our servers. We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. The ongoing COVID-19 pandemic has resulted, and we expect will continue to result, in disruptions and delays for these components and the delivery and installation of such components at our co-location facilities, in addition to pricing increases. For example, throughout 2021, a global shortage of microchips has resulted in supply constraints for a number of electronics firms, including manufacturers that supply the components to construct our servers. If our supply of certain components is disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may limit capacity expansion or replacement of defective or obsolete equipment, or cause other constraints on our operations that could damage our customer relationships and harm our business.

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

We generated a net loss of $56.2 million and $165.2 million for the three and nine months ended September 30, 2021, and as of September 30, 2021, we had an accumulated deficit of $453.4 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

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

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners and customers. For example, we experienced delays in the ramping of new traffic due to travel and data center restrictions in South Asia that delayed network build outs and the timing of customer code freezes, each affected in part due to COVID-19-related issues. In addition, our suppliers have been impacted by the COVID-19 pandemic, which has reduced the availability or resulted in delays, and may continue to reduce the availability or result in delays, of parts and components to us. In March 2020, we closed all of our offices, suspended non-essential travel, and cancelled or postponed Fastly-sponsored in-person events. We have instead shifted to hosting virtual events. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions have affected our ability to conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could affect our compliance certifications and cause customers to reduce or cease using our services. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired in the future, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

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

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, including against variants that emerge, and we do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

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

Most of our customer agreements contain service level commitments. If we are unable to meet the stated service level commitments, including failure to meet the uptime and delivery requirements under our customer agreements, we have in the past and may in the future be contractually obligated to provide the affected customers with service credits which could significantly affect our revenues in the periods in which the uptime and/or delivery failure occurs and the credits are applied. For example, as a result of platform interruptions in January 2021 and June 2021, certain of our affected customers with whom we have service level commitments were entitled to receive service credits. We could also face customer terminations with refunds of prepaid amounts, which could significantly affect both our current and future revenues. Any service level failures could harm our business.

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

We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Artur Bergman, our Chief Architect and Executive Chairman and Joshua Bixby, our Chief Executive Officer. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. Some of our executive officers and other members of our management team have been with us for a short period of time, including Brett Shirk, our Chief Revenue Officer, who joined us in February 2021, and Ron Kisling, our Chief Financial Officer, who joined us in August 2021, and we are continuing to develop key functions within various aspects of our business. We are also dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences, and the competition for such diverse personnel is significant. The market for such talented personnel is competitive. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Moreover, we face significant competition in hiring and attracting qualified employees in all aspects of our business, and the recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business would be harmed.

Our recent rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

We have experienced substantial growth in various aspects of our business since inception. For example, our headcount has grown from 939 employees as of December 31, 2020 to 992 employees as of September 30, 2021, including growing by approximately 149 employees on October 1, 2020 in connection with our acquisition of Signal Sciences. In addition, we are rapidly expanding, and expect to continue to expand in the future, our international operations. We have also experienced significant growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure, and management. We may not continue to grow as rapidly in the future. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have identified material weaknesses in our internal control over financial reporting, and if we are unable to remediate and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be seriously harmed.

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

We and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting for the years ended December 31, 2019 and 2018, which remains partially unremediated for the year ended December 31, 2020. The material weakness related to the lack of sufficient qualified accounting resources, including those with the appropriate level of technical accounting knowledge, to timely identify and assess accounting implications of complex transactions which resulted in the incorrect application of generally accepted accounting principles. We reported this material weakness in our Annual Report on Form 10-K for the years ended December 31, 2020 and December 31, 2019. We also identified a material weakness in our internal control over financial reporting during the quarter ended September 30, 2021 related to our accounting for internal-use software costs. The material weakness resulted from a lack of timely and complete identification of internal-use software costs for capitalization, for which we recorded out-of-period adjustments in the quarter ended September 30, 2021.

We also identified a material weakness in our internal control over financial reporting during the quarter ended September 30, 2021 related to our accounting for internal-use software costs. The material weakness resulted from a lack of timely and complete identification of internal-use software costs for capitalization, for which we recorded out-of-period adjustments in the quarter ended September 30, 2021.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expand significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. We continue to evaluate and take actions to improve our internal control over financial reporting. We are working to increase the number of qualified accounting resources with the requisite accounting and financial reporting knowledge and have experience and reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions to address control deficiencies. Additionally, we are working cross-functionally to ensure complete and accurate information is obtained by the accounting organization on a timely basis.

Based on the actions taken, we believe we have made significant progress in enhancing our control environment with respect to accounting and financial reporting for complex transactions. Additionally, we have taken steps and will take additional steps to ensure the completeness of data provided around internal-use software costs. We are continuing to evaluate the operating effectiveness of the controls and believe that our additional resources, additional processes, and allocation of responsibilities will assist in remediation of the material weaknesses.

If we fail to remediate our existing material weaknesses or identify future material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, which could require additional financial and management resources.

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

Historically, our stock price has been volatile. During the year ended December 31, 2020, our stock traded as high as $136.50 per share and as low as $10.63 per share, and from January 1, 2021 to November 1 , 2021, our stock price has ranged from $117.86 per share to $36.98 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

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

As of September 30, 2021, we have outstanding a total of 117.7 million shares of Class A common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to certify that our internal controls over financial reporting is effective. We and our independent registered public accounting firm identified a material weakness in our internal controls over financial reporting for the years ended December 31, 2019 and 2018, which remains partially unremediated for the year ended December 31, 2020. The material weakness related to the lack of sufficient qualified accounting resources, including those with the appropriate level of technical accounting knowledge, to timely identify and assess accounting implications of complex transactions which resulted in the incorrect application of generally accepted accounting principles. We also identified a material weakness in our internal control over financial reporting during the quarter ended September 30, 2021 related to our accounting for internal-use software costs. The material weakness resulted from a lack of timely and complete identification of internal-use software costs for capitalization, for which we recorded out-of-period adjustments in the quarter ended September 30, 2021. While we are actively working on remediating this identified weakness, we may discover additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by the exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	10-Q	001-38897	3.3	August 7, 2020
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
10.1+	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-38897	99.1	November 3, 2021
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

November 8, 2021	By:	/s/ Joshua Bixby
Joshua Bixby Chief Executive Officer (Principal Executive Officer)

November 8, 2021	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)