Form 10-K
period 2021-12-31
Fastly, Inc.
filed 2022-03-01
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $59.60 for a share of the Registrant’s Class A common stock on June 30, 2021 (the last business day of the registrant's most recently completed second quarter), as reported by the New York Stock Exchange on such date, was approximately $5.6 billion.

As of February 18, 2022, 120.3 million shares of the registrants’ Class A common stock were outstanding.

Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "will," "would," "target," or the negative of these terms or other similar expressions.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K, regarding, amongst other things:
•defects, interruptions, outages, delays in performance, or similar problems with our platform, including the impact of our global platform outage on June 8, 2021;
•our ability to attract new enterprise customers and to have existing enterprise customers continue and increase their use of our platform;
•our ability to forecast our revenue accurately and manage our expenditures;
•the potential loss or significant reduction in usage by one or more of our major customers;
•component delays, shortages, and price increases;
•our limited operating history and history of operating losses;
•our ability to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences;
•our ability to effectively develop and expand our marketing and sales capabilities;
•our ability to compete effectively with existing competitors and new market entrants;
•our ability to maintain and enhance our brand;
•our ability to identify and integrate acquisitions, strategic investments, partnerships, or alliances, including our acquisition of Signal Sciences Corporation ("Signal Sciences");
•security measures, or those maintained on our behalf, are compromised, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails;
•our ability to attract and retain qualified employees and key personnel;
•our potential involvement in class-action lawsuits and other litigation matters;
•the impact of the ongoing COVID-19 pandemic on our business, operations, and the markets and communities in which we, our partners, and our customers operate;
•our ability to remediate material weaknesses and maintain effective internal control over financial reporting; and
•our stock price may be volatile, and the value of our Class A common stock may decline.

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
You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or to changes in our expectations. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occurs), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

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

•Component delays, shortages or price increases could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.

•Our limited operating history and our history of operating losses makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.

•If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, our business could experience a materially adverse impact, including significant costs and disruptions that could harm our business, financial results, and reputation.

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

•The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

•In the future, we may be involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.

•Health epidemics, including the ongoing COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and customers operate.

•We have identified three material weaknesses in our internal control over financial reporting, and if we are unable to remediate and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be seriously harmed.

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

The edge cloud is an emerging category of Infrastructure as a Service ("IaaS") that enables developers to build, secure, and deliver digital experiences, at the edge of the internet. This service represents the convergence of the Content Delivery Network ("CDN") with functionality that has been traditionally delivered by hardware-centric appliances such as Application Delivery Controllers ("ADC"), Web Application Firewalls ("WAF"), Bot Detection, Distributed Denial of Service ("DDoS") and observability solutions. It also includes the emergence of a new, but growing, edge computing market which aims to move compute power and logic as close to the end-user as possible. The edge cloud uses the emerging cloud computing, serverless paradigm in which the cloud provider runs the server and dynamically manages the allocation of machine resources while offering flexibility and control to developers. When milliseconds matter, processing at the edge is an ideal way to handle highly dynamic and time-sensitive data. This has led to its acceptance and adoption by organizations who monetize or grow their user base with every millisecond saved. Organizations that want their websites to load faster for every user can benefit from processing at the edge. The edge cloud complements data center, central cloud, and hybrid solutions.

Our mission is to fuel the next modern digital experience by providing developers with a programmable and reliable edge cloud platform that they adopt as their own.

Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of four key components: a programmable edge, a software-defined modern network, safety in depth, and a philosophy of customer empowerment. Our programmable edge provides developers with real-time visibility and granular control, where they can write and deploy code in a serverless environment and to push application logic to the edge. It provides tooling and templates to deploy some of the most commonly used workflows and leverages modern application delivery processes, thus freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. It is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. Our 184 terabit software-centric network is located across 71 markets as of December 31, 2021.We define markets as unique metropolitan areas where we have one or more Points of Presence ("POPs"). Our safety in depth approach integrates security into multiple layers of development: architecture, engineering, and operations. That's why we invest in building security into the fabric of our platform, alongside performance. We provide developers and security operations teams with a fast, safe environment to create, build, and run modern applications.

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

Our Dollar-Based Net Expansion Rate ("DBNER"), Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR") metrics measure the revenue growth from existing customers attributable to increased usage of our platform and features, and purchase of additional products and services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics" for further discussion of DBNER, NRR and LTM NRR.

The financial results of Signal Sciences have been consolidated into our financial results and key metrics since October 1, 2020, the date of acquisition. Our DBNER was 120.9% and 143.6% for the years ended December 31, 2021 and December 31, 2020, respectively. Our NRR was 106.6% and 116.3% for the years ended December 31, 2021 and December 31, 2020, respectively. Our LTM NRR was 117.6% and 137.4% for the years ended December 31, 2021 and December 31, 2020, respectively. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric.

For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, our revenue was $354.3 million, $290.9 million, and $200.5 million, respectively. We incurred a net loss of $222.7 million, $95.9 million and $51.6 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

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
With this in mind, our platform consists of four key components: a programmable edge, a software-defined modern network, safety in depth, and a philosophy of customer empowerment.

Programmable Edge

Our programmable edge sits in an extremely privileged position, between our customers’ applications and their end-users, placing our services closer to those users. It is composed of our highly configurable cache layer, our Varnish-based development environment, and our new serverless compute products. It is designed to create a space for developers to innovate at their own pace, by providing:

•Full programmability. Our powerful platform allows developers to write and deploy their custom code to push application logic to the edge. We believe that logic like API routing and responses, A/B testing, URL redirects, paywall authentication, and location/language customization can all be delivered faster and more efficiently at the edge;
•Reusable modules. Our platform includes reusable modules based on commonly deployed custom code examples. We package and add these reusable modules to our platform, which enables developers to accelerate customer onboarding and reduces implementation difficulty;

•Real-time visibility and control. Our edge cloud platform is designed with instant visibility and control as a core tenet. We stream log data from our network edge in real time so developers can instantly see the impact of new code in production, troubleshoot issues as they occur and rapidly identify suspicious traffic. We also empower developers with distributed, real-time control of their application code and configurations;
•Agile development. Developers can build Fastly into their technology stack to power continuous integration and continuous deployment (“CI/CD”) efforts. They can use our edge cloud platform to iterate and innovate rapidly by deploying their new code to production multiple times a day as they test new features, fix bugs, or enhance existing offerings. Fastly also supports DevSecOps efforts, allowing developers to introduce automated security controls early in the application development cycle, thus minimizing vulnerabilities and eliminating costly rework further down the line; and
•Serverless compute environment. With our serverless compute environment, developers can build even more complex use cases on our edge cloud platform, without having to worry about the underlying infrastructure. Built on WebAssembly, a new type of code that can be run in modern web browsers and extends the web platform to support compiled languages like C, C++, Rust Go and more, rather than existing technologies like re-usable containers, it empowers developers to write code in their preferred language and run it anywhere at near-native speeds.
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

•POP design. We built Fastly for the internet of today—meaning fewer POPs, each with massive scale and located at the key interconnection points of the internet. Our POPs are connected directly to the core internet, each connecting directly to core Internet Service Provider ("ISPs") and 100 Internet Exchange Points as of December 31, 2021 to offer high performance in long-tail content caching. We run fewer clusters of more powerful servers that provide superior performance for customers who expect updates to be pushed out to their global end-users nearly instantaneously. Legacy Content Delivery Networks (“Legacy CDNs”) do not offer this benefit, as it is extremely difficult to update hundreds of thousands of servers around the world;
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

•Serverless security. Fastly’s platform provides a secure, serverless development platform at the edge. It is designed to deploy custom applications, without impacting production traffic or having to worry about patching servers for the latest operating system vulnerabilities. Sandbox environments are instantly created to automatically execute code for customers for a limited period of time and rapidly decommission it, significantly reducing the attack surface; and

•Comprehensive app and API security. With our acquisition of Signal Sciences, we now offer application and API protection wherever it’s needed, not just at the network edge. Our next-generation WAF protects customer’s apps and APIs whether they are on-premises, in the cloud, in containers, or in hybrid environments. Customers get protection against advanced threats, including account takeover (ATO), malicious bots, API abuse and more—all in one integrated solution. With a more modern approach to detecting and blocking attacks, customers don’t need to worry about false positives or dedicate full-time staff to WAF maintenance.

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
Growth Strategy

Key elements of our growth strategy include the following:

•Invest in our technology platform. We intend to continue to invest in our large-scale, enterprise-grade edge cloud platform which is both developer-friendly and fully programmable and addresses the needs of organizations going through digital transformations. Our Edge Compute platform allows us to dramatically accelerate our pace of innovation, serving as the platform upon which Fastly builds new and differentiated products. For instance, since the end of 2015, our research and development team increased from 41 to 321 people as of December 31, 2021, deepening our talent across multiple functional groups;

•Increase emphasis on security. In October 2020, we completed our acquisition of Signal Sciences to further bolster our security offerings at a time when data protection has become increasingly critical. We focused on integrating the application security capabilities from Signal Sciences into a unified new product offering called Secure@ Edge. We launched our first Signal Sciences and Fastly edge compute integrated product called Next Gen WAF (powered by Signal Sciences) in Q1 2022 and will continue to add more capabilities to our security offerings. Our continued investments will allow us to fulfill our mission of giving developers more power over the security of their applications and APIs, at the edge of the network.
•Expansion into additional vertical markets. Our platform offers a broad range of capabilities. Our differentiated high performance and low latency delivery network and edge compute platform, as well as enhanced security capabilities with the addition of Signal Sciences technology, allows us to serve the needs of our existing customers and continue to add customers from a diverse set of industries. As we broaden our product portfolio, we intend to leverage our Next Gen WAF to expand beyond our initial verticals of technology, online retail, travel and hospitality, digital publishing, and media and entertainment into more security-conscious verticals such as healthcare and finance.
•Further enable solution partners. Our edge cloud platform is the backend of choice for many of the largest Platform as a Service ("PaaS") vendors serving the developer community. These PaaS vendors aggregate millions of unique web properties under one brand, using Fastly as their edge cloud. We believe that more and more web applications will be built on convenient and powerful out-of-the-box solutions offered by large PaaS vendors. Many of our solution partners are PaaS providers who built us into their platform to offer faster, more secure and scalable experience. Current examples include Brightcove, Shopify, Drupal, Magento, WIX, and Adobe Portfolio. As our partners expand their customer base, we will grow alongside them, providing us with exposure to millions of developers who will become familiar with us, and potentially become customers themselves.
•Further enable channel partners. With our acquisition of Signal Sciences, we have acquired a channel partner ecosystem that we are investing in to cross-sell to both Fastly and previous Signal Sciences customers while also helping drive international expansion.
•Expand existing customer relationships. Over time, our customers have expanded their use of our platform. In more technically savvy organizations, developers have championed our solution, paving the way for us to engage with business decision makers. For more traditional organizations, we are often brought in to initially help facilitate a move to the cloud and from there we extend our product to support many other use cases. We plan to continually increase wallet-share over time for existing customers as we build out new products and features, and as customers continue to fully recognize the value of our platform. For the years ended December 31, 2021 and December 31, 2020, our DBNER was 120.9% and 143.6%, respectively. Additionally, for the years ended December 31, 2021 and December 31, 2020, our NRR was 106.6% and 116.3%, respectively; and our LTM NRR was 117.6% and 137.4%, respectively. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric. Many of our largest customers have grown through a "land and expand" strategy. On average, our customers have increased their annual spend by more than 17% year over year since 2015, growing from an average last 12-months revenue of $50,000 to over $126,000 as of December 31, 2021.
•Grow our technology ecosystem. We operate between and complement the "big 3" origin cloud platforms, Amazon Web Services ("AWS"), Microsoft Azure, and Google Cloud Platform, and a growing community of companies that provide big data, machine learning, and security solutions. In this sense, we act as the unifying layer for a growing number of cloud services. As customers consume more cloud and software as a service (“SaaS") offerings, we can create additional value and grow with our partners.
•International Expansion. As our customer base grows, we plan to scale our network to bring edge computing closer to where our customers are. For the years ended December 31, 2021 and December 31, 2020, 27% and 32%, respectively, of our revenue was generated from customers headquartered outside of the United States. As of December 31, 2021, we are strategically located in 71 markets, with more additions planned. We believe significant opportunity exists for international growth.
Our Products
Our edge cloud is a globally distributed, programmable platform designed for highly performant and secure web and application delivery. Our platform supports modern software development processes and empowers developers to innovate without constraints, as they lead the charge for their organizations’ digital transformation. We operate a single, software-centric network. Our POPs reside between a customer’s end-users and computing and data storage solutions, whether on-premise, in the cloud or a mixture of both. Our position on the network allows us to move functionality closer to end-users at the network edge for faster, more secure experiences. This includes edge compute, edge delivery, edge security, edge applications like load balancing and image optimization, video on demand, and managed edge delivery. All of our products are designed by developers for developers.

Edge Compute

We enable developers to write their own custom logic and entire applications to solve complex business problems at the network edge.

•Compute@Edge. This next generation serverless offering is intended to provide developers with a powerful new language-agnostic compute environment. Like all our offerings, Compute@Edge is built to be secure, performant and scalable; it offers 100x faster startup times than other solutions on the market.
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
Many of the initial use cases we saw in our Compute@Edge offering were originally built in our Varnish-based development environment. We also offer a number of reusable modules based on commonly deployed Varnish custom code, including:
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

Full Site Delivery
•Dynamic Site Acceleration. Speeds up requests and responses between cache nodes in our POPs and customers’ origin servers, so their dynamic web and mobile content is served faster.
•Origin Shield. Allows us to designate a specific POP to serve as a shield for a customer’s origin servers. When web content is refreshed, and multiple end-users request the new content simultaneously, it can lead to a deluge of requests hitting a customer’s origin server. This can result in poor web or application performance. With Origin Shield, we collapse all these content requests into a single request and hold it in queue at the Origin Shield POP. That allows us to go back to the customer’s origin server only once to retrieve the new content, then serve it to all end-users who requested it. This approach reduces costs for our customers, while improving performance for their end-users.
•Instant Purge. Lets customers clear the cached copy of their content globally in an average of 150 milliseconds or less. We allow customers to send a command to our platform that invalidates an old version of their content throughout our global edge infrastructure. This causes a new version of content to be retrieved from the application server the next time it is requested. This feature enables our customers to serve highly dynamic content at the edge more quickly and allows for delightful application experiences. Rapidly changing content like shopping cart items, flight search results, sports scores, or current weather conditions in any given location can all be served faster from the network edge.
•Surrogate Keys. Allow customers to fine-tune purging by tagging related objects across their site with a key name and description, then purging by that key. They can purge their entire site of a given object or set of objects at once, without impacting performance. For example, they could purge any images and content related to discontinued sale items, discounted products, or outdated news across their site all in one go.
•Real-time Logging and Stats. Provide metrics and full visibility into end-user requests in real time from the network edge. Log traffic is encrypted using Transport Layer Security ("TLS") and logs can be streamed to most major logging endpoint solutions.
•Cloud Optimizer. Cloud Optimizer targets eCommerce and high tech organizations who commonly work with multi-cloud or multi-CDN architectures. Cloud Optimizer sits between a customer’s CDNs and cloud providers, delivering intelligent routing capabilities without the need to rearchitect their infrastructure. Like Origin Shield, it also features request collapsing, to reduce origin traffic and costs and empowers customers with greater visibility and control over their network traffic.
•Programmatic Control. Fastly provides direct programmatic control of edge delivery services to our customers via the Varnish Configuration Language (VCL), allowing them to precisely control what content is cached, for how long and when it should be refreshed. Combined with comprehensive APIs, VCL allows our customers to build, test and deploy custom logic, using their own development, test and deployment environment, for even the most complex digital experience.
•Edge databases. As described for our Edge Compute offerings, Full Site Delivery customers also have access to powerful Edge Dictionaries and Access Control Lists to enable secure and personalized digital experiences that are faster when implemented at the edge, closer to end users.

•Content compression. Compressing content with technologies like Gzip and Brotli provides direct performance improvements and a more responsive web experience for end users.

•Reliability. Full Site Delivery services leverage a number of features and technologies that help ensure a customer’s content is highly available including origin health checks, a ‘grace mode’ feature that will continue serving content even when customer origin(s) fail, Multipath TCP, and real time error dashboards and API feeds that are backed by a 100% uptime Availability SLA.

•Modern protocols and performance. Fastly helps invent, standardize and deploys numerous next generation web technologies and protocols such as HTTP/3, QUIC, client hints and HTTP prioritization which ensure our customers, and the Internet in general, receive the best possible performance regardless user device, connectivity or location.

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
•Media Shield. Large streaming customers often route traffic across multiple CDNs for redundancy. Our Media Shield solution supports these efforts, while reducing total cost of ownership and improving visibility and performance. It does so by collapsing requests for the same video streaming content across all CDNs into one single request to the customer’s origin server. This reduces requests to origin and allows us to serve streaming content faster; and
•Origin Connect. Ideal for companies moving more than one gigabyte of data per second, such as media, video, and streaming companies, Origin Connect provides a direct private network connection between an organization’s origin server and an Origin Shield POP. It is an effective way to lower transit costs, reduce engineering complexity, and improve reliability for high-volume streaming content.
Edge Security
•DDoS Protection. Our high-bandwidth, globally distributed network is built to absorb DDoS attacks without impacting performance. Customers can respond to attacks in real time, filtering malicious requests at the network edge, before they reach their origin.
•Edge WAF. Our Fastly edge WAF is designed to protect applications from malicious attacks that would otherwise compromise web servers. It is integrated into our edge cloud platform, minimizing the impact on performance, since we only inspect requests going to a customer’s origin. Customers get real-time access to security events and notifications from the edge and can make instant changes to their WAF rules via our API.
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
•Compliance. We speed up the caching and delivery of sensitive content at the edge, helping customers meet data compliance and privacy regulations such as HIPAA, the European Union's General Data Protection Regulation ("EU GDPR") and the United Kingdom’s GDPR (“U.K. GDPR”), in addition to industry standards such as PCI Data Security Standard and SOC. Our Assurance Services offering includes support for additional documentation and audit procedures for customers with these needs.

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
Partner Ecosystem
Our partner ecosystem consists of a wide range of companies who sell, service, package and build edge applications to integrate with our platform. Our program provides partners with the flexibility to accommodate different go-to-market models and allows each partner to customize their offerings to provide their own differentiated value. This ecosystem consists of companies who build edge applications to integrate with our platform, enterprise resellers and security integration providers, 5G and IOT platforms, video and streaming providers, cloud service providers, logging and analytics providers, as well as JAMStack and PaaS providers. Our partners are all looking to extend the power of our edge cloud platform to their customers.

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

Enterprise Resellers & Security Integration Partners

Our acquisition of Signal Sciences welcomed new enterprise resellers and integration partners into our partner ecosystem. Enterprise resellers work with our sales and presales teams to scale sales cycle support. This helps expand our worldwide network of partners dedicated to protecting customer's business initiatives like DevOps and cloud adoption. We have recently expanded the reach and breadth of these partners to include cross-selling Fastly and security products and will increase our program's global expansion. Signal Sciences also seamlessly integrates with a number of technology partners to help customers enhance their workflows, empower DevOps processes, increase their security visibility, and drive operational efficiencies. Examples of these integration partnerships include VMware (Tanzu), Palo Alto Networks, Cisco, Datadog, Citrix, PagerDuty, Okta and more.

Cloud Service Provider Partners

We integrate with major cloud providers to enhance their services and create solutions that are powerful, scalable, and secure. We have exclusive Private Network Interconnects (PNIs) and peering arrangements with key cloud providers, such as Google Cloud Platform, Microsoft Azure, Amazon Web Services and others, to eliminate or minimize egress fees, enhance security, and improve overall performance. We can help customers on their digital transformation journeys with seamless cloud migrations, meaning zero downtime for their business, or provide a seamless user experience for customers deploying a multi-cloud strategy. Recently, we announced our availability on the Google Cloud Marketplace and AWS Marketplace, which can help eliminate the need for customers to have separate billing arrangements and makes Fastly services eligible for Google Cloud Platform and AWS committed spends.

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
PaaS Partners

PaaS partners integrate our edge cloud platform into their solutions to make it easier for their developers to scale and secure websites.

•Heroku. Heroku empowers companies to build, deliver, monitor, and scale applications. Our Heroku add-on lets developers seamlessly integrate their Heroku hosted applications with our edge cloud platform through the click of a button;
•Magento Commerce. Magento Commerce, an Adobe company, provides a platform that enables merchants to integrate digital and physical shopping experiences. Our Magento extension lets developers manage their entire content caching strategy from the Magento control panel while maintaining fast, reliable performance; and
•Drupal and Wordpress. Drupal and Wordpress are Content Management Systems ("CMS") partners. They provide self-hosted solutions for customers to create and manage all the content on their websites. Our Drupal and Wordpress extensions allow developers to easily configure and manage their content caching strategy from within these CMS dashboards. Several of the large CMS platforms leverage Fastly’s products and services within their offerings, ensuring their customers have the best user experience on the web.
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

Our Strategy

We are dedicated to building a diverse workforce and leadership team that reflects our values and the unique needs of our global customer base. We strive to be a company full of talented, highly effective, kind, honest, passionate, and high-integrity people. We are dependent on our highly qualified employees and executives, and it is crucial that we continue to attract, engage and retain valuable employees, particularly in light of the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We believe in investing in our people and motivating talented individuals with a strong career path and competitive compensation program. Our U.S. support engineers are often hired from code schools, and many code school graduates transition from support into other organizations within the company, championing the customer voice and infusing our teams with a strong, service-focused mindset. Our engineering staff recruits world-class experts in every part of the technology stack that makes up the internet, which inspires great developers to join us. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives. We use a mix of competitive base salary, equity compensation awards, and other employee benefits.

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
During the COVID-19 pandemic, we have taken significant steps to protect the health and safety of our workforce. Our offices have remained temporarily closed since March 1, 2020, and we have taken other precautionary measures, such as instituting protocols and guidelines for Fastly-related travel, intended to facilitate social distancing and help minimize the risk of the virus to our employees, our customers, and the communities in which we participate. Throughout the pandemic we have conducted periodic employee pulse surveys in order to get a deeper understanding of what our employees were experiencing and to inform our policies and priorities. We also instituted monthly employee wellness days, provided a monthly internet stipend, and held virtual workshops on topics such as mental health and leading and supporting remote teams.

Employees

As of December 31, 2021, we had a total of 976 employees worldwide and 188 employees located outside of the United States. We have a reputation as an early adopter of the distributed workforce model and this approach has enabled us to recruit highly skilled professionals around the world. Prior to the COVID-19 pandemic, as of December 31, 2019, nearly 40% of our employees were working in a remote-capacity. As of December 31, 2021, 65.8% of our employees worldwide were considered remote, which means they reside in locations where we do not expect to have a Fastly office presence once we reopen. Given our early experience building a distributed workplace culture, we were able to quickly transition to all employees working remotely in response to COVID-19.

Organization

Sales & Marketing

Our go-to-market model initially focused on reaching and serving the needs of developers. We reached developers through working groups, community events, conferences, and word-of-mouth. Our platform was built to empower developers to innovate at their own pace, so our platform is accessible, transparent, and self-service.

The majority of our customers enter into negotiated contracts with us. These contracts typically include specific pricing and a minimum monthly commitment. As developers have expanded their usage of our platform, our relationship has evolved to include business leaders within their organizations. Customers who sign up online can access our self-service pricing matrix which is publicly available.

Our sales and marketing organizations work together closely to cultivate customer relationships with developers and business leaders at enterprises and technology-savvy organizations to drive revenue growth. We have geographically-based sales teams that continue to enhance our value-based selling methodology. Our land and expand sales strategy for enterprise customers has successfully demonstrated our platform’s capabilities, and our customer support enables broad adoption of our technology within an organization.

We also offer a trial to developers who sign up for testing and experimentation. We do this in order to strengthen our relationship and reputation within the developer community by providing developers with the ability to familiarize themselves with our platform without first becoming a paying customer. Once signed up, developers can easily access our programmable interface, extensive self-service documentation, and customer support team. Our low-friction trial experience allows developers to validate that our edge platform works for them at no cost or risk.

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

As of December 31, 2021, we had 321 employees in our research and development group. Our research and development expenses were $126.9 million in the year ended December 31, 2021.

Infrastructure

Our infrastructure team is responsible for the design, deployment, and maintenance of the servers and network hardware that form the foundation of our mission critical environment in 71 markets as of December 31, 2021. We invest in research into global internet geography to identify optimal colocation site selection, network partner identification, and network-to-network interconnection opportunities. These activities allow us to connect in close proximity to core internet backbones and ISPs, thereby enhancing network performance. We carefully evaluate and test hardware from leading server, network, and component manufacturers to ensure they comply with our workload performance, system efficiency, and mean time-to-repair standards. In our process, we evaluate commodity server and network platforms to avoid vendor lock-in, while optimizing the mix of components in an effort to improve efficiency and optimize our capital expenditures. We intend to grow the number of data center colocation sites as traffic on our network grows and as demands for new markets justify investment.

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

We also provide several options for premier, hands-on support from a team of highly-technical senior support engineers and technical account managers. They act as a single point of contact for our support, product and engineering teams. Our support model is global, with 24/7 coverage and support offices located throughout the United States, EMEA, and Japan.

Partnerships & Strategic Relationships

We believe that building a strong partner ecosystem helps amplify our reach and time-to-market, while providing our customers with enhanced value from our joint offerings. By investing in these partnerships, we hope to cross-sell between the Signal Sciences and Fastly customer bases to increase per customer revenue. In addition, we hope to increase customer satisfaction and retention since developers and decision makers will now get to work with their partner of choice. Our partners and strategic alliances include:

•Integration Partners
•Solutions Partners
•Referral and Reseller Partners
•Central Cloud Partners
Competition

Our platform spans several markets from cloud computing and cloud security to CDNs. We segment the competitive landscape into five key categories:

•Legacy CDNs like Akamai, Limelight, EdgeCast (part of Verizon Digital Media), Level3, and Imperva (for security);
•Small business focused CDNs like Cloudflare, StackPath, and Section.io;
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

As of December 31, 2021, in the United States, we had 74 issued patents, which expire between August 2033 and February 2040, 39 patent applications pending for examination, as well as 6 pending provisional applications. As of such date, we also had 20 issued patents and 24 patent applications pending for examination in foreign jurisdictions and 29 Patent Cooperation Treaty patent applications pending for examination, all of which are related to U.S. patents and patent applications. In addition, as of December 31, 2021, we had 16 registered trademarks in the United States.

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

Legal Proceedings

From time to time, we have been and will continue to be subject to legal proceedings and claims. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material effect on our business, results of operations, financial condition, or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Please refer to Note 10—Commitments and Contingencies for discussion around our legal proceedings.

Regulatory

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation. For a description of the risks we face related to regulatory matters, refer to “Item 1A.—Risk Factors” in this Annual Report on Form 10-K.

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

We design our system infrastructure and procure and own or lease the computer hardware used for our platform. Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions on our platform. Moreover, we have experienced and may in the future experience system failures or interruptions in our platform as a result of human error. For example, in January 2021, an undiscovered bug in a software update caused a platform interruption that affected many of our customers, resulting in service level agreement claims. In addition, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and has resulted in customers reducing or removing traffic from our platform and service level agreement claims. While these customers have returned traffic to our platform, not all customer traffic has returned to pre-outage levels. Any interruptions or delays in our platform, whether caused by our products or our data centers, third-party error, our own error, natural disasters, the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), or security breaches, or whether accidental or willful, could harm our relationships with customers, reduce customers’ usage of our platform, cause our revenue to decrease and our expenses to increase, and divert resources away from product development. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue service credits or cause customers to fail to renew their customer contracts, any of which could harm our business.

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

We charge our customers based on the usage of our platform. Most of our customers, including some of our largest enterprise customers, do not have long-term contractual financial commitments to us. In addition, most of our current customer contracts are only one year in duration and these customers may not use our platform in a subsequent year. In order for us to maintain or improve our results of operations, it is important that our customers, in particular, our enterprise customers, use our platform in excess of their commitment levels, if any, and continue to use our platform on the same or more favorable terms. Our ability to retain our largest customers and expand their usage could be impaired for a variety of reasons, including customer budget constraints, customer satisfaction, changes in our customers’ underlying businesses, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, governmental actions, or the possibility thereof, and general economic conditions. Because many of our largest customers’ minimum usage commitments for our platform are relatively low compared to their expected usage, it can be easy for certain customers to quickly reallocate usage or switch from our platform to an alternative platform altogether. In addition, they may reduce or cease their use of our products at any time without penalty or termination charges, even after they have expanded usage in prior periods.

We base our decisions about expense levels and investments on estimates of our future revenue and anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as colocation and bandwidth, so if we do experience slower usage growth on our platform it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If any of these events were to occur, our business may be harmed.

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

Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. For the year ended December 31, 2021, our top ten customers accounted for approximately 34% of our revenue and our top five customers accounted for approximately 22% of our revenue. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ business may cause our revenues attributable to individual customers to increase, including any impact from merger and acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. For example, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and resulted in customers, including some of our largest customers, reducing or removing traffic from our platform and service level agreement claims. While these customers have returned traffic to our platform, not all customer traffic has returned to pre-outage levels. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.

Component delays, shortages or price increases could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.

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

We were founded in 2011 and have experienced net losses and negative cash flows from operations since inception. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growth companies in constantly evolving industries, including companies in the technology sector, including the risks described in this report. If we do not address these risks successfully, our business may be harmed.

We generated a net loss of $222.7 million for the year ended December 31, 2021, and as of December 31, 2021, we had an accumulated deficit of $510.9 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

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

Our business is dependent on providing our customers with fast, efficient, and reliable distribution of applications and content over the internet. We transmit and store our customers’ information, data, and encryption keys as well as our own; customer information and data may include personally identifiable data of and about their end-users. Maintaining the security and availability of our platform, network, and internal IT systems and the security of information we hold on behalf of our customers is a critical issue for us and our customers, and we may expend significant resources, fundamentally change our business activities and practices, or modify our operations in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Attacks on our customers and our own network are frequent and take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms, and malicious software programs. For example, during 2021 we experienced DDoS attacks of increased size and severity that caused us to invest resources into improving our systems, and we expect to continue to be subject to DDoS and other forms of attacks in the future, particularly as they have become more prevalent in our industry. Malicious actors can attempt to fraudulently induce employees or suppliers to disclose sensitive information through spamming, phishing, or other tactics. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. For example, in December 2021, the Apache Software Foundation publicly disclosed a remote code execution vulnerability in its Log4j 2 product (Log4j), an open-source component widely used in Java-based software applications to log and track error messages, which affected large amounts of systems worldwide. While we have identified and remediated all known Log4j vulnerabilities in our systems, we expect to continue to encounter vulnerabilities and potential attacks related to open source libraries integrated in our systems. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are also becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling to make such payments, or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our information systems. We have in the past been subject to cyber-attacks from third parties, including parties who we believe are sponsored by government actors. Since our customers share our multi-tenant architecture, an attack on any one of our customers could have a negative effect on other customers. These attacks have significantly increased the bandwidth used on our platform and have strained our network. If attacks like these were to occur in the future and if we do not have the systems and processes in place to respond to them, our business could be harmed. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology and network, as more of our employees work from home, utilizing network connections outside our premises.

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

Additionally, applicable data protection laws, privacy policies and data protection obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators and credit reporting agencies. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to materially adverse impacts, including, without limitation, government enforcement (for example, investigations, fines penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal information), litigation (including class claims), indemnification obligations, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, negative publicity, a loss of customer confidence in our services, breach of contract claims, and other similar harms.

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

Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data protection obligations. We also cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Similar security risks exist with respect to our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to the risk that cyber-attacks on our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems. Our ability to monitor these business partners’ and third-party vendors’ security measures is limited, and these business partners and third-party vendors may not have adequate security measures in place. It is also possible that security breaches sustained by our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our platform.

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

We have historically benefited from word-of-mouth and other organic marketing to attract new customers. Through this word-of-mouth marketing, we have been able to build our brand with relatively low marketing and sales costs. This strategy has allowed us to build a substantial customer base and community of users who use our products and act as advocates for our brand and our platform, often within their own corporate organizations. However, our ability to further increase our customer base and achieve broader market acceptance of our edge cloud platform will significantly depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to continue to dedicate significant resources to sales, marketing, and demand-generation programs, including various online marketing activities as well as targeted account-based advertising. The effectiveness of our targeted account-based advertising has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers our business will be harmed. We have also used a strategy of offering free trial versions of our platform in order to strengthen our relationship and reputation within the developer community by providing these developers with the ability to familiarize themselves with our platform without first becoming a paying customer. However, these developers may not perceive value in the additional benefits and services we offer beyond the free trial versions of our platform and may choose not to pay for those additional benefits. Moreover, some existing paying customers may choose to convert to the free version of our platform. Most trial accounts do not convert to paid versions of our platform, and to date, only a few users who have converted to paying customers have gone on to generate meaningful revenue. If our other lead generation methods do not result in broader market acceptance of our platform and the users of trial versions of our platform do not become, or are unable to convince their organizations to become, paying customers, or if paying customers choose to convert to the free versions of our platform, we will not realize the intended benefits of this strategy, and our business will be harmed.

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

The market for cloud computing platforms, particularly enterprise grade products, is highly fragmented, competitive, and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Legacy CDNs, such as Akamai, Limelight, EdgeCast (part of Verizon Digital Media), Level3, and Imperva (for security), and small business-focused CDNs, such as Cloudflare, StackPath, and Section.io, offer products that compete with ours. We also compete with application and API security vendors like Akamai, Cloudflare, Imperva, Amazon Web Services and F5 (Shape), with cloud providers who are starting to offer compute functionality at the edge like Amazon’s CloudFront, AWS Lambda, and Google Cloud Platform, as well as traditional data center and appliance vendors like F5, Citrix, A10 Networks, Cisco, Imperva, Radware, and Arbor Networks, who offer a range of on-premise solutions for load balancing, WAF, and DDoS. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered. Such acquisitions or partnerships may help competitors achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. We compete on the basis of a number of factors, including:
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
•developing products and technology that allow value to be unlocked in the future; and
•evaluating and forecasting the financial impact of the acquisition transaction, including accounting impacts.

Failure to address any of the above listed issues could have a material adverse effect on our business, results of operations and financial position. In addition, at times the attention of certain members of our management and resources may be focused on completion of the acquisition and integration planning of the businesses of the two companies and diverted from day to day business operations, which may disrupt our ongoing business and the business of the combined company. For example, certain members of our management team and other personnel have spent significant time on the acquisition and integration of Signal Sciences.

We have previously been and may in the future be involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.

We have previously been and may in the future be subject to litigation such as putative class action and shareholder derivative lawsuits brought by stockholders. We anticipate that we will be a target for lawsuits in the future, as we have been in the past. For example, on August 27, 2020 and September 15, 2020, we and certain of our officers were named as defendants in putative securities class action purportedly brought on behalf of holders of our Class A common stock. These two securities class actions were consolidated, and on December 21, 2021, the consolidated class action was voluntarily dismissed with prejudice. On December 28, 2020 and February 2, 2021, certain of our officers and directors were named as defendants in shareholder derivative actions. These two shareholder derivative actions were consolidated, and on January 3, 2022, the consolidated derivative action was voluntarily dismissed without prejudice. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.

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

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners and customers. For example, we experienced delays in the ramping of new traffic due to travel and data center restrictions in South Asia that delayed network build outs and the timing of customer code freezes, each affected in part due to COVID-19-related issues. In addition, our suppliers have been impacted by the COVID-19 pandemic, which has reduced the availability or resulted in delays, and may continue to reduce the availability or result in delays, of parts and components to us. Our offices have remained temporarily closed since March 2020, and we have taken other precautionary measures, such as instituting protocols and guidelines for Fastly-related travel and shifting to hosting virtual Fastly-sponsored events in lieu of in-person events. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities has been, and may continue to be, negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions have affected our ability to conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could affect our compliance certifications and cause customers to reduce or cease using our services. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and our customer ramping and onboarding process, delays in recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired in the future, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

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

The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time. These developments include the severity and transmission rate of the disease, the emergence of new variants, the actions of governments, businesses and individuals in response to the pandemic, the extent and effectiveness of containment actions and vaccines, the impact on economic activity and the impact of these and other factors. We do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

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

We have taken, and may continue to take, actions that we believe are in the best interests of our customers, our employees, and our business, even if those actions do not maximize financial results in the short term. For instance, we do not knowingly allow our platform to be used to deliver content from groups that promote violence or hate, and that conflict with our values like strong ethical principles of integrity and trustworthiness, among others. In the past, we have removed customers from our platform who we believed took positions conflicting with these values, and we may continue to do so in the future. However, this approach may not result in the benefits that we expect, and our employees or third parties may disagree with our interpretation of our values, or take issue with how we execute on our values, which may result in us becoming a target for negative publicity, increased scrutiny, lawsuits, or network attacks, in which case our business could be harmed.

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

Third-party market opportunity estimates and our growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable companies or end-users covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenues for us. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow for a variety of reasons, including reasons outside of our control, such as competition in our industry.

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

In addition, because substantially all of our revenue from usage is recognized during the term of the relevant contract upon usage, downturns or upturns in sales contracts are not immediately reflected in full in our operating results.

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

We expect fluctuations in our financial results and key metrics, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors, our stock price and the value of your investment could decline significantly.

Our operating results, including revenue, gross margin and net income, as well as our key metrics, including our DBNER, NRR and LTM NRR, have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and period-to-period comparisons of our operating results and key metrics may not be meaningful or accurately measure our business. In addition to the other risks described herein, factors that may affect our operating results include the following:
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

Any of the foregoing and other factors may cause our results of operations to vary significantly. Furthermore, if our quarterly results of operations or our guidance fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and our business could be harmed. For example, the trading price of our Class A common stock declined significantly after we provided our guidance for the first quarter and full year of 2022 on February 16, 2022 in our earnings release furnished on Form 8-K, which did not meet the expectations of securities analysts who followed our stock. We cannot assure you that our operating results or projected operating results will meet the expectations of market analysts or our investors.

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

Given that it can take several months for our customers to ramp up their usage of our platform, during that time, we may not be able to generate enough revenue from a particular customer or that customer may not increase their usage in a meaningful way. Moreover, because the switching costs are fairly low, our customers are able to switch from our platform to alternative services relatively easily. As a result, actual usage could be materially below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

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

We rely on third-party hosting services such as Amazon Web Services ("AWS"), Google, IBM Softlayer, Microsoft Azure, and other cloud providers that facilitate the offering of our platform. Some of these third-party hosting services offer competing products to ours and therefore may not continue to be available on commercially reasonable terms, or at all. These providers may be unwilling to do business with us if they view our platform as a threat. Any loss of the right to use any of the hosting providers could impair our ability to offer our platform and harm our business until we are able to obtain alternative hosting providers.

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

Most of our customer agreements contain service level commitments. If we are unable to meet the stated service level commitments, including failure to meet the uptime and delivery requirements under our customer agreements, we have in the past and may in the future be contractually obligated to provide the affected customers with service credits which could significantly affect our revenues in the periods in which the uptime and delivery failure occurs and the credits are applied. For example, as a result of platform interruptions in January 2021 and June 2021, certain of our affected customers with whom we have service level commitments were entitled to receive service credits. We could also face customer terminations with refunds of prepaid amounts, which could significantly affect both our current and future revenues. Any service level failures could harm our business.

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

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, product managers, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales, operations, and security professionals. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences, and the competition for such diverse personnel is significant. The market for such talented personnel is competitive. This competitive situation has become exacerbated by the increase in employee resignations currently taking place throughout the United States, in part as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We have experienced significant unwanted employee attrition which we believe has been due to such competition, and we may continue to experience unwanted employee attrition in the future. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer, including, in some cases, large equity packages and cash incentive bonuses. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Moreover, we face significant competition in hiring and attracting qualified employees in all aspects of our business, and the recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our ability to maintain and enhance our platform, develop and deliver new products, fix bugs, support our existing customers, attract new customers, respond to competitive pressures, and otherwise execute our business plan would be harmed.

We rely on the performance of highly skilled personnel, including our senior management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.

We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Artur Bergman, our Chief Architect and Executive Chairman and Joshua Bixby, our Chief Executive Officer. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. Some of our executive officers and members of our management team have been with us for a short period of time and we are continuing to develop key functions within various aspects of our business. We are also dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management, including Mr. Bergman and Mr. Bixby, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

Our past rapid growth may not be indicative of our future growth and, if we resume growing rapidly, we may not be able to manage our growth effectively.

We have experienced substantial growth in various aspects of our business in prior periods. For example, as of December 31, 2021, December 31, 2020, and December 31, 2019, our revenue was $354.3 million, $290.9 million, and $200.5 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. For example, from December 31, 2020 to December 31, 2021, our edge network increased from 40 to 51 markets and from 25 to 31 countries that are outside of the United States. We have also experienced significant growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
•address new and developing markets, such as large enterprise customers outside the United States;
•retain our existing employees in this period of "great resignation";
•recruit, hire, train, and manage additional qualified engineers and product managers;
•recruit, hire, train, and manage additional sales and marketing personnel;
•maintain and enhance our corporate culture;
•expand our international operations;
•establish more mature organizational designs and structures, with more skill, technical and leadership depth with experience scaling and expanding global businesses;
•implement and improve our administrative, financial and operational systems, procedures, and controls;
•attract new customers and increase our existing customers’ usage on our platform;
•expand the functionality and use cases for the products we offer on our platform;
•provide our customers with customer support that meets their needs;
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our products, such as our acquisition of Signal Sciences; and
•recruit experienced leaders and strategists to facilitate successful acquisitions and integrations.

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

These activities will require significant investments and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure. There are no guarantees we will be able to grow our business in an efficient or timely manner, or at all. If we fail to manage the growth of our business and operations effectively, the quality of our services and the efficiency of our operations could suffer, which could adversely affect our business, financial condition, and results of operations. If we are unable to return to our prior level of growth, our business will be harmed.

In addition, our past rapid growth may make it difficult to evaluate our future performance. Our ability to forecast our future results of operations is subject to a number of uncertainties. If we fail to achieve the necessary level of efficiency in our company as it grows, or if we are not able to accurately forecast future growth, our business would be negatively impacted.

If we cannot maintain our company culture as we grow, our success and our business may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the products that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop the systems and processes associated with being a public company, we may find it difficult to maintain these important aspects of our culture. The recent increase in employee attrition we have experienced in part due to the ongoing “great resignation” has adversely affected our corporate culture, particularly now that our workforce has been fully virtual since March 2020 due to the COVID-19 pandemic. In addition, while we have historically benefited from having a dispersed workforce, as we have grown and our resources have become more globally dispersed and our organizational management structures have become more complex, we have found it increasingly difficult to maintain these beneficial aspects of our corporate culture. In addition, we may seek to acquire or invest in businesses, products or technologies with differing corporate cultures that could be difficult to integrate. If we fail to maintain our company culture, our business may be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the year ended December 31, 2021, the percentage of revenue generated from customers outside the United States was 27% of our total revenue. As of December 31, 2021, our edge network spans across 51 markets and 31 countries that are outside of the United States. Additionally, we have employees located throughout the world. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of December 31, 2021, approximately 19% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business.

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
•differing labor regulations, especially in Europe and Japan, where labor laws are generally more advantageous to employees as compared to the United States., including deemed hourly wage and overtime regulations in these locations;
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

If any of the above risks materialize, it could harm our business and prospects. In addition, our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business may be harmed.

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

We may need to engage in equity or debt financings to secure additional funds. Additional financing may not be available on favorable terms, if at all and any additional financing will need to be in compliance with the terms of our Credit Agreement, dated as of February 16, 2021, by and among us as borrower, the lenders from time to time party thereto, and Silicon Valley Bank as a lender, the issuing lender and the swingline lender, and as administrative agent and collateral agent for the lenders ("Credit Agreement"). If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Any debt financing we secure could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate such restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business. Because our decision to issue securities in future offerings will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

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

Our Credit Agreement with SVB contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, grant liens, pay dividends and make distributions, transfer property, make investments, and take other actions that may otherwise be in our best interests. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. Our ability to meet these financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. In addition, a breach of a covenant under our Credit Agreement or any other current or future credit facility of ours may result in a cross-default under any such separate credit facility. If we seek to enter into one or more additional credit facilities in the future we may not be able to obtain debt financing on terms that are favorable to us, if at all. Holders of our existing debt have, and holders of any future debt we may incur would have, rights senior to holders of common stock to make claims on our assets. In addition, the terms of our existing debt do, and the terms of any future debt could, restrict our operations, including our ability to pay dividends on our Class A common stock. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We have identified three material weaknesses in our internal control over financial reporting, and if we are unable to remediate and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be seriously harmed.

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

As further detailed in Item 9A in this report, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2021, 2020, 2019 and 2018, some of which were newly identified in the year ended December 31, 2021 and one was originally identified in prior years and remains partially unremediated for the year ended December 31, 2021. The material weaknesses related to the lack of sufficient qualified accounting resources, lack of timely and complete identification of internal-use software costs for capitalization, and a system implementation of our stock plan administration system. We previously reported a material weakness in our Annual Reports on Form 10-K for the years ended December 31, 2020 and December 31, 2019.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expand significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. We continue to evaluate and take actions to improve our internal control over financial reporting. To remediate the material weakness related to a lack of sufficient, qualified finance and accounting resources commensurate with the complexity of the Company's operations and financial reporting requirements, we will continue to hire, retain and oversee qualified finance and accounting resources to support the Company, including external advisors when appropriate, and add enhanced quarterly reporting of the remediation measures and process to the Audit Committee of the Board of Directors. To remediate the material weakness in internal control over financial reporting during the quarter ended September 30, 2021 related to our accounting for internal-use software costs, we will continue to enhance our process and expand our review controls to ensure complete and timely identification of internal use software costs subject to capitalization, implement additional training of finance, accounting and other Company personnel involved in this process, and work with qualified external advisors to support these efforts. To remediate the material weakness in internal control over financial reporting during the year ended December 31, 2021 related to the design of controls for system implementations associated with a migration of our stock plan administration system, we will update the design and review of controls for system implementations, continue to leverage internal expertise in systems implementation for the design of controls, and work with qualified external advisors to support these efforts.

We cannot assure you that the measures we have taken to date and plan to take will be sufficient to remediate the material weaknesses we identified or avoid the identification of additional material weaknesses in the future.

If we fail to remediate our existing material weaknesses or identify future material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. Moreover, any failure to remediate the material weaknesses, or the identification of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected and cause us to fail to meet our reporting and financial obligations or incur significant additional costs to remediate the material weaknesses, each of which could harm our ability to raise capital on favorable terms in the future or otherwise have a negative impact on our financial condition. In addition, we could become subject to investigations by the New York Stock Exchange (the "NYSE"), the SEC, and other regulatory authorities, which could require additional financial and management resources.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior to and subsequent to such change, and could affect the reporting of transactions completed before the announcement of a change.

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

Risks Related to Laws, Regulations, and the Global Economy

Failure to comply with United States and foreign governmental laws and regulations could harm our business.

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

If the United States government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments, the United States government has expressed concerns about the ability of companies operating in China to do business in the United States or with United States companies. As a result, we could lose the ability to contract with current or potential customers and usage of our platform may decrease by affected customers, which could harm our business and reputation. For example, our largest customer during the year ended December 31, 2020 had strong business ties to China and significantly reduced its usage of our platform. We believe this was in response to various actions taken by the United States and other governments against them. Even in the absence of new restrictions or trade actions imposed by the United States or other governments, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business.

We are subject, or may become subject, to governmental regulation and other legal obligations, particularly those related to privacy, data protection, infrastructure, and information security, and our actual or perceived failure to comply with such obligations could harm our business, by resulting in litigation, fines, penalties, or adverse publicity and reputational damage, and other adverse consequences that may negatively affect the value of our business and decrease the price of our Class A common stock. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our products.

We receive, store, process, collect, generate, use transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share personal information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. In addition, our customers use our platform to collect personally identifiable information, personal health information, and personal financial information from their end-users. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the United States Federal Trade Commission ("FTC"), and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations, internal and external privacy and security policies, guidance, industry standards, and other obligations that govern the processing of personal information by us and on our behalf. Additionally, we are, or may become, subject to various other laws and regulations around the world with respect to the internet related to, among other things, content liability, security requirements, critical infrastructure designations, internet resiliency, law enforcement access to information, net neutrality, data localization requirements, and restrictions on social media or other content, any of which can have a material impact on our business.

Domestically, states have also begun to introduce more comprehensive privacy legislation, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”) affords consumers expanded privacy protections. The CCPA gives California residents, among other things, expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also allows for statutory fines for noncompliance (up to $7,000 per violation), as well as a private right of action for data breaches that may increase data breach litigation. It is anticipated that the CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) comes into effect. The CPRA among other things, establishes a new California Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement actions.

The CCPA marks a trend toward more stringent privacy, data protection, and information security legislation in the United States. Privacy, data protection, and information security laws have been proposed at the federal, state, and local levels that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. For example, recently Virginia passed the Consumer Data Protection Act and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. Additionally, several states and localities have enacted measures related to the use of artificial intelligence (“AI") and machine learning in products and services. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, the United States or foreign jurisdictions may establish new laws or regulations regarding the internet or online services. These new laws and regulations may affect our products and infrastructure, which could cause us to incur substantial costs to comply, expose us to regulatory scrutiny, criminal or civil liability, require us to fundamentally change our products or operations, or otherwise have an adverse effect on our business. If we become subject to new privacy, data protection, and information security laws at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals and state actors).

In addition, an increasing number of foreign laws and regulations apply to privacy, data protection, and information security. For example, the EU GDPR, the U.K. GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canada’s Anti-Spam Legislation (“CASL”), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing the personal information of individuals. European legislative proposals and existing laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Furthermore, there is a proposed regulation in the EU related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems that may require us to change our business practices. Under the EU GDPR and U.K. GDPR, government regulators may impose restrictions or injunctions on data processing, and fines of up to 20 million euros (£17.5 million for the U.K. GDPR) or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal information.

Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal information that originates in the EU). Existing mechanisms that may facilitate cross-border personal information transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside of the European Economic Area (“EEA”) which the European Commission does not consider as providing an adequate level of protection of personal information, such as the United States. The European Commission recently released a set of Standard Contractual Clauses (“SCCs”) that are designed to be a valid mechanism by which entities can transfer personal information out of the EEA. Currently, the SCCs are a valid mechanism to transfer personal information, but impose obligations onto parties relying on them such as to conduct transfer impact assessments to determine whether additional security measures are necessary to protect the transferred personal information. Moreover, due to potential legal challenges, uncertainty exists regarding whether the SCCs will remain a valid mechanism for transfers of personal information out of the EEA. In addition, laws in Switzerland and the UK similarly restrict transfers of personal information outside of those jurisdictions to countries such as the United States. Certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal information across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or other foreign jurisdictions. The inability to import personal information to the United States could significantly and negatively impact our business operations, limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws, or requiring us to increase our personal information processing capabilities and infrastructure in foreign jurisdictions at significant expense.

The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting as a result of the rapidly evolving regulatory framework for privacy and internet issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Moreover, our global platform outage in June 2021 has increased our public profile and resulted in more frequent interest in our company by regulators. This outage, or any additional outages, may draw additional scrutiny or focused legislation from regulators.

As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity which could cause our application providers, customers, and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.

In addition to government regulation, privacy advocates, and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf.

Any failure or perceived failure by us or third parties upon whom we rely to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions (including, for example, a ban by EU Supervisory Authorities), litigation, fines and penalties, additional reporting requirements and/or oversight, orders to destroy or not use personal information or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. Our obligation to assist our customers in their compliance with laws, regulations, and policies, like data processing and data protection requirements under the EU GDPR and U.K GDPR may also result in government enforcement actions litigation, fines and penalties, or adverse publicity.

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

In January 2018, the Federal Communications Commission, or the FCC, repealed the “network neutrality” rules adopted during the Obama Administration, which barred internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the United States Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. Petitions for reconsideration of this decision are pending. President Biden supported restoration of the network neutrality rules during his Presidential campaign, and such action is supported by the current Democratic FCC commissioners. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A federal court judge denied a request for injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law. Trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. This decision could be appealed to the full court of appeals or the Supreme Court, or the parties could return to the trial court for further proceedings to determine whether a permanent injunction should be granted. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.

To the extent network operators attempt to interfere with our platform, absent network neutrality rules, attempt to interfere with our services, extract fees from us to deliver our platform, or otherwise engage in discriminatory practices, our business could be adversely impacted. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense, or otherwise harm our business. At the same time, re-adoption of network neutrality rules could affect the services used by us and our customers by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. Such actions could limit or reduce the quality of internet access services and have an adverse impact on the quality of the services we provide to our customers.

We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the United States Foreign Corrupt Practices Act, the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, the U.K. Bribery Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments, or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our platform and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

Historically, we have not collected such taxes from our customers and have therefore recorded such taxes as general and administrative expenses. We expect that these expenses will decline in future years as we continue to implement our sales tax collection mechanisms and start collecting these taxes from our customers. However, delays in implementing our sales tax collection mechanisms and changing tax laws could result in us incurring additional expenses that we may not be able to pass onto our customers.

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

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” informally titled the Tax Act, which significantly revises the Code. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limits the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, eliminates United States tax on foreign earnings (subject to certain important exceptions), allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our Class A common stock is also uncertain and could be adverse. More recently, on March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. In December 2020, the Consolidated Appropriations Act, 2021 ("CAA") was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021. The Company evaluated these items in its tax computation and determined that the items do not have a material impact on the Company’s financial statements as of and for the year ended December 31, 2021. Future regulatory guidance under the FFCR Act, the CARES Act, as well as under the Tax Act, or other executive or Congressional actions in the United States (including, for example, if the Made in America tax plan released in March 2021 were to become law) remain forthcoming, and such guidance could ultimately increase or lessen the impact on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could materially impact our operations and financial results. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Class A common stock.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our net operating loss ("NOL") carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under United States tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable United States tax law. Under the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act.

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

Our products are subject to the United States export controls, including the Export Administration Regulations administered by the United States Commerce Department, and economic sanctions administered by the Office of Foreign Assets Control of the United States Treasury Department ("OFAC"), and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations.

Furthermore, our activities are subject to the United States economic sanctions laws and regulations that generally prohibit the direct or indirect exportation or provision of products and services without the required export authorizations to countries, governments, and individuals and entities targeted by the United States embargoes or sanctions, except to the extent authorized by OFAC or exempt from sanctions. Obtaining the necessary export license or other authorization for a particular sale may not always be possible, and, even if the export license is ultimately granted, the process may be time-consuming and may result in the delay or loss of sales opportunities. Violations of the United States sanctions or export control laws can result in significant fines or penalties, and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

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

On July 27, 2017, the Financial Conduct Authority (the "FCA"), the authority that regulates LIBOR, announced that after December 31, 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and the FCA announced that all LIBOR settings would either cease to be provided by any administrator, or would no longer be representative, immediately after December 31, 2021 for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings. The interest rate under our Credit Agreement is calculated based on LIBOR. No modification has yet been made to the interest rate under the Credit Agreement, but changes will be required in the future. Currently, it is anticipated that the new benchmark for our U.S. dollar borrowings will be the Secured Overnight Financing Rate (“SOFR”). The shift to SOFR from LIBOR is complex and may adversely affect our business, financial condition, results of operations, liquidity, and cash flows.

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

Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual property rights. From time to time, we may be required to defend against litigation claims by other companies based on allegations of infringement or other violations of their intellectual property rights. Many of these companies have the capability to dedicate substantially greater resources than us to enforce their intellectual property rights and to defend claims that may be brought against them. Therefore, we may not be able to withstand any third-party claims or rights against their use. In addition, we may be required to defend against litigation claims by patent holding companies or other adverse patent owners that have no relevant product revenue. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop selling products impacted by the claim or injunction or cease business activities covered by such intellectual property, and may be unable to compete effectively. Any inability to license third-party technology in the future would have an adverse effect on our business and operating results, and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. We receive demands for such indemnification from time to time and expect to continue to do so. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, and damage our reputation and brand.

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

Historically, our stock price has been volatile. During the year ended December 31, 2021, our stock traded as high as $122.75 per share and as low as $33.55 per share, and from January 1, 2022 to February 25, 2022, our stock price has ranged from $36.61 per share to $16.41 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may impact the market price of our Class A common stock. For example, in connection with the COVID-19 pandemic, we initially experienced an increase in the usage of our platform, and as a result, the trading price of our Class A common stock significantly increased, and has since experienced significant volatility, along with the broader market. Following the announcement of our results for our third and fourth quarters of 2021, the trading price of our Class A common stock significantly decreased. There are no assurances that the trading price of our Class A common stock will recover to prior levels for any period of time. Moreover, the trading price of our Class A common stock could experience a significant decrease once the scope and impact of the ongoing COVID-19 pandemic is better understood. These fluctuations could cause you to lose all or part of your investment in our Class A common stock.

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

Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A common stock.

In March 2021, we entered into a purchase agreement for the sale of an aggregate of $948.8 million principal amount of our 0% convertible senior notes due 2026 (the “Notes”). The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. If we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Class A common stock could depress the price of our Class A common stock.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Regulatory actions and other events may adversely affect the trading price and liquidity of the Notes.

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

We may not have the ability to raise the funds necessary to repay or settle conversions of the Notes in whole or in part in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, as described in the indenture governing the Notes. If our stock price is lower than the conversion price of the Notes on maturity, the holders of our Notes will not convert and we will have to repay those Notes in cash. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted as described in the indenture governing the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to repay or make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Such acceleration could result in our bankruptcy. In a bankruptcy, the holders of the Notes would have a claim to our assets that is senior to the claims of our equity holders.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. For additional information regarding the conditional conversion feature of the Notes, see Note 9, Debt Instruments.

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

As of December 31, 2021, we have outstanding a total of 118.9 million shares of Class A common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions prior to March 15, 2026.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. Such expenses have further increased now that we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm also attests to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We currently have an internal audit group and have hired additional accounting and financial staff. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we fail to remediate our existing material weaknesses in our internal controls over financial reporting or if we identify new material weaknesses, we will be unable to certify that our internal controls over financial reporting is effective. We and our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting for the years ended December 31, 2021, 2020, 2019 and 2018, some of which were newly identified in the year ended December 31, 2021 and one was originally identified in prior years and remains partially unremediated for the year ended December 31, 2021. The material weaknesses related to the lack of sufficient qualified accounting resources, the lack of timely and complete identification of internal-use software costs for capitalization, and system implementation of our stock plan administration system. While we are actively working on remediating these identified weaknesses, we may discover additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have one or more material weaknesses or significant deficiencies in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weaknesses in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our Class A common stock;
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

Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes will require us, except as described therein, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Notes, increase the conversion rate, or both, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

Our corporate headquarters is located in San Francisco, California and consists of approximately 71,343 square feet of space under a lease that expires on July 31, 2027. We also maintain offices in Portland, Culver City, Denver, Pleasanton, and Tokyo. We lease all of our facilities and do not own any real property. We may add facilities as we grow our employee base and expand geographically. We believe that our facilities are sufficient to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

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

PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock has traded on The New York Stock Exchange ("NYSE") under the symbol "FSLY" since May 17, 2019.

Holders of Record

As of December 31, 2021, there were 53 holders of record of our Class A and 0 holders of our Class B common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

We have presented below the cumulative total return to our stockholders between May 17, 2019 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2021 in comparison to the S&P 500 Index and S&P 500 Information Technology Index. The graph assumes a $100 initial investment at the market close on May 17, 2019 which was the initial trading day of our Class A common stock, and the reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.         Reserved

Not required.

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

The edge cloud is an emerging category of Infrastructure as a Service ("IaaS") that enables developers to build, secure, and deliver digital experiences, at the edge of the internet. This service represents the convergence of the Content Delivery Network ("CDN") with functionality that has been traditionally delivered by hardware-centric appliances such as Application Delivery Controllers ("ADC"), Web Application Firewalls ("WAF"), Bot Detection, Distributed Denial of Service ("DDoS") and observability solutions. It also includes the emergence of a new, but growing, edge computing market which aims to move compute power and logic as close to the end-user as possible. The edge cloud uses the emerging cloud computing, serverless paradigm in which the cloud provider runs the server and dynamically manages the allocation of machine resources while offering flexibility and control to developers. When milliseconds matter, processing at the edge is an ideal way to handle highly dynamic and time-sensitive data. This has led to its acceptance and adoption by organizations who monetize or grow their user base with every millisecond saved. Organizations that want their websites to load faster for every user can benefit from processing at the edge. The edge cloud complements data center, central cloud, and hybrid solutions.

Our mission is to fuel the next modern digital experience by providing developers with a programmable and reliable edge cloud platform that they adopt as their own.

Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of four key components: a programmable edge, a software-defined modern network, safety in depth, and a philosophy of customer empowerment. Our programmable edge provides developers with real-time visibility and granular control, where they can write and deploy code in a serverless environment and to push application logic to the edge. It provides tooling and templates to deploy some of the most commonly used workflows and leverages modern application delivery processes, thus freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. It is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. Our 184 terabit software-centric network is located across 71 markets as of December 31, 2021.We define markets as unique metropolitan areas where we have one or more Points of Presence ("POPs"). Our safety in depth approach integrates security into multiple layers of development: architecture, engineering, and operations. That's why we invest in building security into the fabric of our platform, alongside performance. We provide developers and security operations teams with a fast, safe environment to create, build, and run modern applications.

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
These direct selling efforts are reflected by our 445 enterprise customers as of December 31, 2021 that generated 88% of our total revenue for the 12 months ended December 31, 2021, up from 378 enterprise customers which generated 89% of our revenue for the 12 months ended December 31, 2020. Enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period.

Our Dollar-Based Net Expansion Rate ("DBNER"), Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR") metrics measure the revenue growth from existing customers attributable to increased usage of our platform and features, and purchase of additional products and services.

The financial results of Signal Sciences have been consolidated into our financial results and key metrics since October 1, 2020, the date of acquisition. Our DBNER was 120.9% and 143.6% for the 12 months ended December 31, 2021, and 2020, respectively. Our NRR was 106.6% and 116.3% for the twelve months ended December 31, 2021 and 2020, respectively. Our LTM NRR was 117.6% and 137.4% for the 12 months ended December 31, 2021 and 2020, respectively. We believe the LTM NRR is supplemental as it removes some of the volatility inherent in a usage-based business model from the measurement of the NRR metric.

We believe that an annual cohort analysis of Fastly's customers as depicted in the chart below, demonstrates the continued expansion of our customers' use of our platform. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2017, 2018, 2019, 2020 and 2021 are referred to as the 2017 Cohort, 2018 Cohort, 2019 Cohort, 2020 Cohort and 2021 Cohort, respectively. Our 2017 Cohort increased its revenue 2.3 times after its first year and has grown at approximately a 50% CAGR over the last four years.

In 2017, we generated $5.6 million of revenue from the 2017 Cohort. Revenue from the 2017 Cohort grew to $16.8 million in 2018, representing 200% year-over-year growth. In 2018, we generated $11.2 million of revenue from the 2018 Cohort. Revenue from the 2018 Cohort grew to $34.4 million in 2019, representing 207% year-over-year growth. In 2019, we generated $9.1 million of revenue from the 2019 Cohort. Revenue from the 2019 Cohort grew to $47.7 million in 2020, representing 424% year-over-year growth. Revenue from the 2020 Cohort grew to $28.9 million in 2021, representing 144% year-over-year growth.

    Summary of Revenue Generated by Customer Cohorts Over Time (in millions):

250
200
150
100
50
0
CY 2017
CY 2018
CY 2019
CY 2020
CY 2021
2017 Cohort
2018 Cohort
2019 Cohort
2020 Cohort
2021 Cohort

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
The majority of our revenue is usage based and changes in usage by our largest customers can create volatility in our revenue. The length of our sales cycle, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and ramping process with new enterprise customers can take several months, as well as existing enterprise customers with new business, can take several months and can be subject to delays for unanticipated reasons. For example, we experienced delays in the ramping of new traffic due to travel and data center restrictions in South Asia that delayed network build outs and the timing of customer code freezes, each affected in part by COVID-19-related issues. The timing of new revenue from our sales efforts and changes in usage by our largest customers can make revenue difficult to predict.

For the years ended December 31, 2021 and 2020, our revenue was $354.3 million and $290.9 million, respectively. Our 10 largest customers generated an aggregate of 33% and 38% of our revenue in the 12 months ended December 31, 2021 and 2020, respectively. We incurred a net loss of $222.7 million and $95.9 million in the years ended December 31, 2021 and 2020, respectively.
Acquisition of Signal Sciences

On October 1 2020, we acquired Signal Sciences, for an aggregate purchase price of $759.4 million, consisting of approximately $223.0 million in cash and 6,367,709 shares of our Class A common stock, including 896,499 shares which are restricted as they are subject to revesting conditions. The aggregate purchase price reflects the value of the net shares issued, which excludes the above mentioned shares that are restricted. We also assumed all unvested and outstanding equity awards of Signal Sciences’ continuing employees as converted into our equity awards at the conversion ratio provided in the Agreement and Plan of Reorganization (the "Merger Agreement"), which became options to purchase 251,754 shares of our Class A common stock, with a value of $20.7 million related to the assumed unvested equity awards that are subject to future service conditions.

We have included Signal Sciences in our results of operations as of the acquisition date, October 1, 2020. For the year ended December 31, 2020, the information presented in this section includes the contribution of Signal Sciences starting from October 1, 2020. For the year ended December 31, 2021, the results include the contribution of Signal Sciences for the full year. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth.

Please refer to Note 5—Business Combination for further details on the acquisition of Signal Sciences.

Adjustments subsequent to the release of earnings on February 16, 2022

Subsequent to our announcement of earnings and issuance of our press release, furnished in a Form 8-K on February 16, 2022, for the year ended December 31, 2021, we increased our Property and Equipment, net Other Current Liabilities by $6.9 million to accrue for additional assets received at year-end but not yet paid for or financed. This increased total assets, total current liabilities, total liabilities and total liabilities and stockholders' equity by $6.9 million. These adjustments update balances previously disclosed in our press release for the year ended December 31, 2021.

Factors Affecting Our Performance
Winning New Customers
We are focused on continuing to attract new customers. Our customer base includes both large, established enterprises that are undergoing digital transformation and emerging companies spanning a wide array of industries and verticals. In both instances, developers within these companies often use and advocate the adoption of our platform by their companies. We also benefit from word-of-mouth promotion across the broader developer community. We will continue to invest in our developer outreach, leveraging it as a cost-efficient approach to attracting new customers. With our expanded security portfolio from the acquisition of Signal Sciences, other security products, and our edge computing capabilities we will increase our focus on brand awareness, public relations and analyst relations in efforts to help generate awareness and demand for these offerings. We will continue to dedicate significant resources to sales and marketing programs, including various online marketing activities as well as targeted account-based advertising.
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
Many jurisdictions have enacted laws on data localization and cross-border data transfers, and the evolving enforcement and interpretation of such laws has created uncertainty regarding data stored abroad and transferred across borders, which could impact customer growth and acquisition for customers and potential customers conducting business in Europe and elsewhere outside of the United States. We have encountered and may continue to encounter heightened concerns relating to privacy, data protection, and information security from customers and potential customers conducting business outside of the United States. Specifically, we have received more requests relating to EU privacy requirements, impacting the sales negotiation process, and we have had potential customers decline to do business with us due to privacy concerns related to updated interpretations of the laws applicable to transfers of personal information to the United States. For additional details, refer to "Item 1A.—Risk Factors".

Expanding within our Existing Customer Base
We emphasize retaining our customers and expanding their usage of our platform and adoption of our other products. Customers often begin with smaller deployments of one of our products and then expand their usage over time. Our platform includes a variety of offerings, such as load balancing, shielding, web security, and WAF. As our customers mature, we assist them in expanding their use of our platform, including the use of additional offerings beyond edge cloud delivery or security. As enterprises grow and experience increased traffic, their needs evolve, leading them to find additional use cases for our platform and expand their usage accordingly. In addition, given that customer acquisition costs are incurred largely for acquiring and initial onboarding, we gain operating leverage to the extent that existing customers expand their use of our platform and products.
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
The data localization and cross-border data transfer issues described above also impact current customers' increased usage of our products and services. In addition, we cannot be certain what actions the United States or another country's government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. For example, our largest customer during the year ended December 31, 2020 had strong business ties to China and significantly reduced its usage of our platform. We believe this was in response to various actions taken by the United States and other governments against them. Further reductions in this customer's traffic levels could have an additional negative impact on our business.

For additional details, refer to "Item 1A.—Risk Factors".

International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations. As of December 31, 2021, our edge network spans across 51 markets and 31 countries that are outside of the United States. As of December 31, 2020, our edge network spans across 40 markets and 25 countries that are outside of the United States.
Our international expansion, including our global sales efforts, continues to add increased complexity and cost to our business. This requires us to expand our sales and marketing capabilities outside of the United States, as well as increase the number of markets we have a presence in around the world to support our customers. Managing the administrative aspects of a global organization places a strain on our business and culture.
Investing in Sales and Marketing
Our customers have been pivotal in driving brand awareness and broadening our reach. While we continue to leverage our self-service approach to drive adoption by developers, we will continue to expand our sales and marketing efforts, with an increased focus on sales to enterprises globally. Utilizing our direct sales force, we have multiple selling points within organizations to acquire new customers and increase usage from our existing customers. We will continue to increase our discretionary marketing spend, including account based and brand spend, to drive the effectiveness of our sales teams. As a result, we expect our total operating expenses to increase as we continue to expand. Our investments in our sales and marketing teams are intended to help accelerate our sales, onboarding, and ramp cycles.
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

Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network, resulting in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the years ended December 31, 2021 and 2020, our research and development expenses as a percentage of revenue was 36% and 26%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, on October 1, 2020, we acquired Signal Sciences, a security software company that provides protection from web, API, and mobile security threats.

Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our cash additions for investments in property and equipment for the years ended December 31, 2021 and 2020 were $48.6 million and $49.0 million, respectively, representing 14% and 17% of our revenue in such periods. We expect our investment in property and equipment to increase on an absolute basis and may increase as a percentage of revenue in future periods. Our gross margins and operating results are impacted by these investments. As of December 31, 2021, our network is located in 71 markets across 32 countries.
In the event that there are errors in software, failures of hardware, damages to a facility or misconfigurations of any of our services—whether caused by our own error, security breaches, third-party error, or natural disasters—we could experience lengthy interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. In addition, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly when customers experience cyber-attacks. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including service outages, payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits, or governments adopting regulations that impact network operations.
Uncertainty of the Coronavirus (COVID-19) Pandemic
The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the spread of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiation of their contracts. In addition, a portion of our revenue is related to usage of our platform in connection with live events, such as sporting events, that have continued to be impacted. Usage of our platform fluctuated following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19, and we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our platform, or to the same extent, as the COVID-19 pandemic begins to taper off or when it has ended. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impacts of the pandemic remain uncertain. Our results of operations could be materially below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners and customers. For example, we experienced delays in the ramping of new traffic due to travel and data center restrictions in South Asia that delayed network build outs and the timing of customer code freezes, each affected in part due to COVID-19-related issues. In addition, our suppliers have been impacted by the COVID-19 pandemic, which has reduced the availability or resulted in delays, and may continue to reduce the availability or result in delays, of parts and components to us. Our offices have remained temporarily closed since March 2020, and we have taken other precautionary measures, such as instituting protocols and guidelines for Fastly-related travel and shifting to hosting virtual Fastly-sponsored events in lieu of in-person events. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities such as expanding and maintaining our network of POPs around the world often require personnel to be on-site, and our ability to carry out these activities has been, and may continue to be, negatively impacted if our employees or local data center personnel are not able to travel. In addition, travel restrictions have affected our ability to conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could affect our compliance certifications and cause customers to reduce or cease using our services. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and our customer ramping and onboarding process, delays in recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Moreover, our finance organization’s ability to ensure that we comply with the requirements of Section 404 may be impaired in the future, including the ability of our registered public accounting firm to issue an attestation report on management’s assessment of our internal control over financial reporting. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

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

The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time. These developments include the severity and transmission rate of the disease, the emergence of new variants, the actions of governments, businesses and individuals in response to the pandemic, the extent and effectiveness of containment actions and vaccines, the impact on economic activity and the impact of these and other factors. We do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

For additional details, refer to our risk factors included in Part I. Item 1A. of this Annual Report on Form 10-K.

Key Business Metrics
We regularly review a number of metrics, including the key metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of the key metrics and other measures discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors. Certain of our key metrics and financial results were favorably impacted by increases in traffic driven by the COVID-19 pandemic and our largest customer in 2020. In 2021, we saw some return to normal seasonal patterns of traffic and growth and an impact to our revenue from an outage in June 2021. We have included Signal Sciences in our results of operations as of the acquisition date, October 1, 2020. For the year ended December 31, 2021, the results include the contribution of Signal Sciences for the full year.

	As of December 31,
	2021	2020
Number of customers (as of end of period)	2,804	2,326
Number of enterprise customers (as of end of period)	445	378
Dollar-Based Net Expansion Rate ("DBNER") (12 months)	120.9%	143.6%
NRR (as of end of period)	106.6%	116.3%
LTM NRR	117.6%	137.4%
Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the period. An identifiable operating entity is defined as a company, a government entity, or a distinct business unit of a larger company that has a relationship with Fastly through direct sale or through one of our reseller partners where charges are identified on an end-customer basis. In cases where charges are identified through a reseller partner rather than on an end-customer basis, we record a single customer record for the reseller partner. Our customer groupings may be impacted by changes to our customers’ business, including any impact from merger and acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. As of December 31, 2021 and 2020, we had 2,804 and 2,326 customers, respectively.
Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. As of December 31, 2021, we had 445 enterprise customers which generated 88% of our revenue for the 12 months ended December 31, 2021. As of December 31, 2020, we had 378 enterprise customers which generated 89% of our revenue for the 12 months ended December 31, 2020. We believe the recruitment and cultivation of enterprise customers is critical to our long-term success.

Dollar-Based Net Expansion Rate ("DBNER")
Our ability to generate and increase our revenue is dependent upon our ability to increase the number of new customers and usage of our edge cloud delivery platform, security, and other products and services by our existing customers. We track our growth, in part, by measuring DBNER. Our DBNER increases when customers increase their usage of our platform or purchase additional products, and declines when they reduce their usage, benefit from lower pricing on their existing usage, or curtail their purchases of additional products. We believe DBNER is a key metric in measuring the long-term value of our customer relationships and our ability to grow our revenue through increased usage of our edge cloud delivery platform, security, and purchase of additional products and services by our existing customers. However, our calculation of DBNER indicates only expansion among continuing customers and does not indicate any decrease in revenue attributable to former customers, which may differ from similar metrics of other companies.
We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the 12 months ended December 31, 2021, we divide (i) revenue for the 12 months ended December 31, 2021, from customers that entered into a customer agreement prior to January 1, 2020, and that remained customers as of December 31, 2021, by (ii) revenue for the 12 months ended December 31, 2020 from the same set of customers.

For the 12 months ended December 31, 2021 and 2020 our DBNER was 120.9% and 143.6%, respectively. We believe that an annual cohort analysis of our customers demonstrates customer expansion. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2019, 2020, and 2021 are referred to as the 2019 Cohort, 2020 Cohort, and 2021 Cohort, respectively. As described above, our customers tend to increase their usage of our platform in their second year, which is typically followed by more modest increases in usage, if any, in ensuing years. For example, the DBNER for the 2019 Cohort was 580.8% for the year ended December 31, 2020. However, the DBNER for the 2019 Cohort was 150.8% for the year ended December 31, 2021, which generally represents their third year as a customer, depending on when they entered into a customer agreement. DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts. We expect our DBNER for individual cohorts to decrease once customers in that cohort have used our platform for more than two years and become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
We separately monitor customer retention and churn on an annual basis by measuring our annual revenue retention rate, which we calculate by multiplying the final full month of revenue from a customer that terminated its contract with us (a "Churned Customer") by the number of months remaining in the same calendar year ("Annual Revenue Churn"). The quotient of the Annual Revenue Churn from all of our Churned Customers divided by our annual revenue of the same calendar year is then subtracted from 100% to determine our annual revenue retention rate. We believe this calculation is helpful in that it is based on the amount of revenue that we would expect to have received in the remaining portion of a particular period had a customer not terminated its contract with us. It is not indicative of the actual revenue contribution from churned customers in past periods. By comparing this amount to actual revenue for the period, we are able to assess our ability to replace terminated revenue by generating revenue from new and continuing customers. Our annual revenue retention rate for the years ended December 31, 2021 and 2020 was 99.2% and 99.3%, respectively.

Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR")

Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current" period month) compared to the last month of the same period one year prior (the “prior" period month) and includes revenue contraction due to billing decreases or customer churn, revenue expansion due to billing increases, but excludes revenue from new customers. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the last month of the years ended December 31, 2021 and 2020 our NRR was 106.6% and 116.3%, respectively.
Our LTM NRR is intended to be supplemental to our NRR as we believe that it removes some of the volatility that is inherent in a usage-based business model. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the last month of the years ended December 31, 2021 and 2020 our LTM NRR was 117.6% and 137.4%, respectively.

Key Components of Statement of Operations
Revenue
We derive our revenue primarily from usage-based fees earned from customers using our platform. We also earn fixed-rate recurring revenue from security and other products and services.
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

We define United States revenue as revenue from customers that have a billing address in the United States, and we define international revenue as revenue from customers that have a billing address outside of the United States.
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
Our gross margin has been and will continue to be affected by a number of factors, including utilization of our network, the timing of investments in the expansion of our network, which can increase depreciation and colocation costs in advance of expected demand, our ability to manage our network service providers and cloud infrastructure-related fees, the timing of amortization of capitalized software development costs, changes in personnel costs to provide customer support and operate the network, and customer pricing.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees, salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, costs related to our customer conferences, including our Altitude conference, professional services fees, amortization of our intangible assets and an allocation of our general overhead expenses.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our accounting, finance, legal, trust, human resources and administrative support personnel, and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales and other taxes, an allocation of our general overhead expenses, credit loss expense and acquisition-related costs. We expect that we will incur costs associated with supporting the growth of our business, our operation as a public company, and to meet the increased compliance requirements associated with our international expansion.
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
Income Taxes
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. In 2020, our income tax benefit was primarily the result of a reduction in the valuation allowance recorded against our net deferred tax assets. In connection with the acquisition of Signal Science in 2020, we recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets. We have a valuation allowance for deferred tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain of our key metrics and financial results were favorably impacted by increases in traffic driven by the COVID-19 pandemic and our largest customer in 2020. In 2021, we saw some return to normal seasonal patterns of traffic and growth and an impact to our revenues from an outage in June 2021. We have included Signal Sciences in our results of operations as of the acquisition date, October 1, 2020. For the year ended December 31, 2020, the information presented in this section includes the contribution of Signal Sciences starting from October 1, 2020. For the year ended December 31, 2021, the results include the contribution of Signal Sciences for the full year. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth.

	Year ended December 31,
	2021	2020
	(in thousands)
Consolidated Statement of Operations:
Revenue	$354,330	$290,874
Cost of revenue(1)	167,002	120,007
Gross profit	187,328	170,867
Operating expenses:
Research and development(1)	126,859	74,814
Sales and marketing(1)	152,645	101,181
General and administrative(1)	126,845	102,084
Total operating expenses	406,349	278,079
Loss from operations	(219,021)	(107,212)
Interest income	1,282	1,628
Interest expense	(5,245)	(1,549)
Other income (expense), net	356	(279)
Loss before income tax expense (benefit)	(222,628)	(107,412)
Income tax expense (benefit)	69	(11,480)
Net loss attributable to common stockholders	$(222,697)	$(95,932)
__________
(1)Includes stock-based compensation expense as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Cost of revenue	$7,227	$3,889
Research and development	47,019	17,112
Sales and marketing	31,159	17,028
General and administrative	55,083	26,404
Total	$140,488	$64,433

	Year ended December 31,
	2021	2020
Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%
Cost of revenue	47	41
Gross profit	53	59
Operating expenses:
Research and development	36	26
Sales and marketing	43	35
General and administrative	36	35
Total operating expenses	115	96
Loss from operations	(62)	(37)
Interest income	—	1
Interest expense	(1)	(1)
Other income (expense), net	—	—
Loss before income taxes	(63)	(37)
Income tax expense (benefit)	—	(4)
Net loss attributable to common stockholders	(63)%	(33)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Year ended December 31,
	2021	2020	2020 to 2021 Change
	(in thousands)
Revenue	$354,330	$290,874	22%
2021 compared to 2020
Revenue was $354.3 million for the year ended December 31, 2021 compared to $290.9 million for the year ended December 31, 2020, an increase of $63.5 million, or 22%. Revenue growth was driven by impact of a full year of revenue generated from products acquired from the acquisition of Signal Sciences, which increased by $31.7 million before considering the effect of purchase accounting adjustments, and the further adoption of our modern edge platform and products. Revenue growth was offset by a $4.2 million impact of purchase price accounting adjustments, which represents a $2.2 million increase from 2020.

We had 2,804 customers and 445 enterprise customers as of December 31, 2021. We had 2,326 customers and 378 enterprise customers as of December 31, 2020. This represents an increase of 478, or 21%, in customers and 67, or 18%, in enterprise customers from December 31, 2020.

Approximately 93% of our revenue in the year ended December 31, 2021 was driven by usage on our platform, primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.

United States revenue was $260.4 million and 73% of revenue for the year ended December 31, 2021, and $196.5 million and 68% of revenue for the year ended December 31, 2020. This represents an increase of $63.9 million, or 32%. International revenue was $93.9 million and 27% of revenue for the year ended December 31, 2021, and $94.3 million and 32% of revenue for the year ended December 31, 2020. This represents an increase of $(0.4) million, or 0%.
We had 2,111 domestic customers and 691 international customers as of December 31, 2021.
Cost of Revenue

	Year ended December 31,
	2021	2020	2020 to 2021 Change
	(in thousands)
Cost of revenue	$167,002	$120,007	39%
2021 compared to 2020
Cost of revenue was $167.0 million for the year ended December 31, 2021 compared to $120.0 million for the year ended December 31, 2020, an increase of $47.0 million, or 39%. This is primarily due to an increase in bandwidth costs of $11.1 million, an increase in colocation costs of $6.4 million, and an increase in other network costs of $5.4 million to support the increased traffic on our platform. There was an increase in depreciation and amortization expense of $17.0 million as we continue to invest in our platform, which includes a $7.5 million increase in amortization of intangible assets acquired from the Signal Sciences acquisition. There was also a $7.9 million increase in personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation, due to the increased headcount to support the growth of our business.

Gross Profit and Gross Margin

	Year ended December 31,
	2021	2020	2020 to 2021 Change
	(in thousands)
Gross profit	$187,328	$170,867	10%
Gross margin	53%	59%	(6)%
2021 compared to 2020
Gross profit was $187.3 million for the year ended December 31, 2021 compared to $170.9 million for the year ended December 31, 2020, an increase of $16.5 million, or 10%. Gross margin was 53% for the year ended December 31, 2021 compared to 59% for the year ended December 31, 2020, an decrease of 6%. The decrease in gross margin reflects a decrease in network utilization in 2021 compared to 2020 related to increased traffic in 2020 driven by the COVID-19 pandemic and the company's largest customer in 2020 and the impact of an increase in investment in infrastructure and capacity made in advance of expected demand. The decline in gross margin also reflects the impact of an increase of $2.2 million of revenue reductions for purchase accounting adjustments and additional $7.5 million of amortization of intangible assets related to our acquisition of Signal Sciences. The impact of these adjustments was a reduction in gross margin of 2.7%.

Operating Expenses

	Year ended December 31,
	2021	2020	2020 to 2021 Change
	(in thousands)
Research and development	$126,859	$74,814	70%
Sales and marketing	152,645	101,181	51%
General and administrative	126,845	102,084	24%
Total operating expenses	$406,349	$278,079	46%
Percentage of revenue:
Research and development	36%	26%	(10)%
Sales and marketing	43%	35%	(8)%
General and administrative	36%	35%	(1)%
Research and development—2021 compared to 2020
Research and development expenses were $126.9 million for the year ended December 31, 2021 compared to $74.8 million for the year ended December 31, 2020, an increase of $52.0 million, or 70%. This is primarily due to an increase of $56.1 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and new equity awards granted to employees. The increase in personnel-related costs was primarily driven by the impact of a full year of Signal Sciences expenses. There was also an increase of $3.6 million in hosted data service and other SaaS costs as we continue to continue to develop new products and features for our next-generation edge computing solutions. These increases are partially offset by a $9.6 million increase in capitalization of costs related to the development of internal-use software.

Sales and marketing—2021 compared to 2020
Sales and marketing expenses were $152.6 million for the year ended December 31, 2021 compared to $101.2 million for the year ended December 31, 2020, an increase of $51.5 million, or 51%. This is primarily due to a $33.1 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and new equity awards granted to employees. The increase in personnel-related costs was primarily driven by the impact of a full year of Signal Sciences expenses. We also had an increase of $8.4 million in external marketing spend primarily related to various marketing campaigns and an increase of $8.3 million in amortization expense related to certain intangible assets acquired in connection with the Signal Sciences acquisition.

General and administrative—2021 compared to 2020
General and administrative costs were $126.8 million for the year ended December 31, 2021 compared to $102.1 million for the year ended December 31, 2020, an increase of $24.8 million, or 24%. This is primarily due to an increase of $36.1 million in personnel related costs, such as salaries, benefits, and stock-based compensation due to an increase in headcount and new equity awards granted to employees, increases of $1.6 million in software licenses, and $1.3 million in business insurance costs. These increases are partially offset by a $13.4 million decrease in professional services spending primarily driven by a decrease in acquisition-related expenses of $16.9 million, and a $1.5 million decrease in expense for credit losses.

Other Income and Expense
Interest Income

	Year ended December 31,
	2021	2020	2020 to 2021 Change
	(in thousands)
Interest income	$1,282	$1,628	(21)%

2021 compared to 2020
Interest income was $1.3 million for the year ended December 31, 2021 compared to $1.6 million for the year ended December 31, 2020, a decrease of $0.3 million, or 21%. This decrease is due to a reduction in interest rates on our cash balances and investments portfolio.

Interest Expense

	Year ended December 31,
	2021	2020	2020 to 2021 Change
	(in thousands)
Interest expense	$5,245	$1,549	239%
2021 compared to 2020
Interest expense was $5.2 million for the year ended December 31, 2021 compared to $1.5 million for the year ended December 31, 2020, an increase of $3.7 million, or 239%. This increase is primarily due the amortization of debt issuance costs related to the convertible debt and revolving credit facility.

Other income(expense), net

	Year ended December 31,
	2021	2020	2020 to 2021 Change
	(in thousands)
Other income (expense), net	$356	$(279)	228%
2021 compared to 2020
Other income, net was $0.4 million for the year ended December 31, 2021 compared to other expense, net, of $0.3 million for the year ended December 31, 2020, a change of $0.6 million, or 228%. The increase is mainly driven by our foreign currency transaction gains and losses between the periods.

Income Tax Expense (Benefit)

	Year ended December 31,
	2021	2020	2020 to 2021 Change
	(in thousands)
Income tax expense (benefit)	$69	$(11,480)	(101)%

2021 compared to 2020

Income tax expense was 0.1 million for the year ended December 31, 2021 compared to income tax benefit of for the year ended December 31, 2020, a decrease of $11.6 million or 101% decrease is primarily due to a one-time tax benefit from the reduction in our valuation allowance recorded against our net deferred tax assets. In connection with the acquisition of Signal Science, we recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets. As a result a portion of our valuation allowance was released and we recorded a $13.0 million tax benefit in the year ended December 31, 2020.

Liquidity and Capital Resources
As of December 31, 2021, we had cash, cash equivalents, and marketable securities totaling $1,056.8 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits and money market funds held at major financial institutions and investment-grade commercial paper and corporate debt securities. As of December 31, 2021, we had $528.9 million of marketable securities classified as long term investments.

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

In March 2021, we entered into a purchase agreement for the sale of an aggregate of $948.8 million principal amount of our 0% convertible senior notes due 2026 (the “Notes”). The Notes mature on March 25, 2026, unless earlier converted, redeemed or repurchased. The net proceeds from the issuance of the Notes were approximately $930.0 million after deducting the initial purchasers’ discounts and transaction costs.

To date, we have financed our operations primarily through equity issuances, payments received from customers, the net proceeds we received through sales of equity and debt securities and borrowings under our credit facilities. Our principal uses of cash in recent periods have been funding our operations and capital expenditures. We also enter into finance leases to finance our infrastructure assets in co-location facilities that we directly lease and operate. We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
We believe that our cash, cash equivalents balances, marketable securities, and our credit facilities, and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We have generated losses from operations in the past and expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available balances of cash, cash equivalents and marketable securities and available credit under our credit facilities. In addition, we may engage in equity or debt financings to secure additional funds. As noted above, our Notes mature on March 25, 2026, and if we are required to repay the Notes or if we are unable to generate sufficient cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

As of December 31, 2021, we had $55.4 million of commitments for capital expenditures which will primarily be financed through finance leases under our existing under our existing agreements.

Cash Collateralized Revolving Credit Agreement

We have a finance lease agreement with an equipment provider that provides financing for up to $90 million in network equipment. Individual leases have average an interest rate of 4.8% and terms of three years. The agreement provides for bargain purchase prices at the end of the terms. The amortization of leased assets is included in depreciation and amortization expense.

On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million. The Credit Agreement bears interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% - 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% - 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The agreement allows for use of an alternative interest rate. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter.

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cash used in operating activities	$(38,482)	$(19,916)	$(31,303)
Cash used in investing activities	(794,511)	(275,023)	(87,678)
Cash provided by financing activities	936,551	272,739	168,148
Cash Flows from Operating Activities
For the year ended December 31, 2021, cash used in operating activities consisted primarily of our net loss of $222.7 million adjusted for non-cash items, including $28.8 million of depreciation and amortization, $21.2 million of amortization related to acquired intangibles, $140.5 million of stock-based compensation expense, $26.9 million of lease amortization expense, amortization of deferred contract costs of $6.3 million and amortization of debt issuance costs of $3.2 million. With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $14.6 million, primarily due to an increase in revenue and the timing of cash receipts from certain of our larger customers and an increase of $15.2 million in prepaid expenses and other assets due to pre-payments for software licenses. We also had $26.4 million of operating lease payments. This was partially offset by increases of $4.3 million in accrued expenses and $8.9 million in other liabilities due to timing of payments.

For the year ended December 31, 2020, cash used in operating activities consisted primarily of our net loss of $95.9 million adjusted for non-cash items, including $20.0 million of depreciation and amortization, $5.1 million of amortization related to acquired intangibles, $64.4 million of stock-based compensation expense, $21.8 million of lease amortization expense, amortization of deferred contract costs of $3.5 million and allowance for credit losses of $1.7 million. This was partially offset by $13.0 million in tax benefits related to release of valuation allowance related to deferred taxes associated with the Signal Sciences acquisition. With respect to changes in operating assets and liabilities, there was a decrease in accounts receivable of $9.3 million, primarily due to increased collections due to the growth of our business and the timing of cash receipts from certain of our larger customers, and $22.7 million in prepaid expenses and other assets due to pre-payments for software licenses. We also had $18.3 million of operating lease payments. This was partially offset by an increase of $22.0 million in accounts payable, accrued expenses, and other liabilities due to timing of payments.

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

With respect to changes in operating assets and liabilities, there was an increase in accounts receivable of $12.8 million, primarily due to the growth of our business and the timing of cash receipts from certain of our larger customers, an increase in other long-term assets of $3.9 million due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, and an increase of $2.7 million in prepaid expenses and other assets due to pre-payments for software licenses.

Cash Flows from Investing Activities
For the year ended December 31, 2021, cash used in investing activities was $794.5 million, primarily consisting of $928.2 million in purchases of marketable securities, $34.8 million of payments related to purchases of property and equipment to expand our network, $13.5 million of additions to capitalized internal-use software. This was offset by $184.6 million of maturities and sales of marketable securities.
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

Cash Flows from Financing Activities
For the year ended December 31, 2021, cash provided by financing activities was $936.6 million, primarily consisting of $930.8 million of proceeds from the issuance of the Notes, net of issuance costs, $8.1 million in proceeds from the employee stock purchase plan ("ESPP") and $12.6 million in proceeds from stock option exercises by our employees and directors. This was partially offset by $13.6 million of finance lease liabilities repayments.

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

Contractual Obligations and Other Commitments
The following table summarizes our non-cancelable contractual obligations as of December 31, 2021:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Purchase obligations - non-equipment(1)	$49,056	$24,085	$160	$82	$73,383
Purchase obligations - equipment (2)	55,358	—	—	—	55,358
Operating lease obligations(3)	19,389	46,702	13,174	5,813	85,078
Finance lease obligations(4)	22,700	23,071	—	—	45,771
Debt obligation(5)	—	—	948,750	—	948,750
Total	$146,503	$93,858	$962,084	$5,895	$1,208,340
__________
(1)    Purchase obligations-non equipment represent total future minimum payments under contracts with our cloud infrastructure provider, network service providers, and other vendors. Purchase obligations exclude agreements that are cancellable without penalty. Our purchase obligations exclude our operating lease commitments associated with our colocation arrangements which have been separately disclosed under our operating lease commitments.
(2)     Purchase obligations-equipment represent total future minimum payments under contracts for capital expenditures which will primarily be financed through finance leases under our existing agreements.
(3)     Operating lease obligations represent total future minimum rent payments under non-cancelable operating lease agreements, such as our facilities and colocation (i.e. data center) leases.
(4)    Finance lease obligations represents principal and interest payments under our networking equipment leases.
(5)    Debt obligation aggregate principal amount of our 0% convertible senior notes due on March 15, 2026.

These commitments will be generally be settled with existing cash on hand and cash generated from operations. Purchase obligations for capital equipment will be primarily settled by additional finance lease borrowings.

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
•Volatility. The expected volatility is derived from an average of the historical stock volatilities of the common stock of the Company. In prior years the expected volatility calculation also included the historical stock volatilities of comparable companies as we did not have a long enough trading history of our common stock . Comparable companies consist of public companies in our industry, which are similar in size, stage of life cycle, and financial leverage.
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

We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with U.S. GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $7.5 million as of December 31, 2021. These estimates are based on several key assumptions, including the taxability of our products, the jurisdictions in which we believe we have nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $1,056.8 million, as of December 31, 2021, which consisted of bank deposits, money market funds, corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
Currency Exchange Risks
Our sales contracts are primarily denominated in U.S. dollars, and therefore a majority of our revenue is not subject to foreign currency revaluation. However, this could make our products and services more expensive to our foreign customers as rates fluctuate. The functional currency of our foreign subsidiaries is the U.S. dollar. Therefore, we are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars. The local currencies of our foreign subsidiaries are the Australian dollar, British pound, Euros, Japanese Yen, and Swedish kroner. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the period. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during the period presented would not have had a material impact on our consolidated financial statements.

Item 8.         Financial Statements and Supplementary Data

FASTLY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Fastly, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fastly, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report date March 1, 2022 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue – Refer to Note 3 to the financial statements

Critical Audit Matter Description

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The processing and recording of certain revenue requires a manual process, and therefore the Company uses a complex set of procedures to generate complete and accurate data to record its revenue transactions. For the year ended December 31, 2021, total revenue was $354.3 million, which includes the manually processed revenue.

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

Stock Subject to Revest – Refer to Notes 5, 11 and 15 to the financial statements

Critical Audit Matter Description

On October 1, 2020, the Company completed the acquisition of Signal Sciences. In connection with the acquisition, a restriction was placed on 896,499 shares belonging to the three co-founders of Signal Sciences to make them subject to revesting on a quarterly basis over a 2-year period. During the quarter ended September 30, 2021 and the quarter ended December 31, 2021, 186,771 and 149,417 unvested shares were sold prior to vesting, respectively. As the holders of these shares were not entitled to the benefit of unvested shares, the Company requested the return of the proceeds for the unvested shares as of December 31, 2021. Subsequent to December 31, 2021, the Company entered into an agreement with the holders of restricted stock which resulted in a modification of the terms of the original awards and received a total of $10.7 million from these founders.

Auditing the Company’s accounting for stock subject to revest required complex auditor judgment. In particular, judgment was required to evaluate the appropriate accounting for the cash received by founders subsequent to December 31, 2021, as well as to assess the timing and type of modifications.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to stock subject to revest included the following, among others:

•We read the applicable agreements, recalculated the unvested shares sold prior to vesting, and compared the key terms from the agreements to management’s analysis.

•We obtained supporting evidence for legal conclusions reached by the Company.

•With the assistance of professionals in our firm having expertise in accounting for stock compensation, we evaluated the Company’s conclusions regarding the treatment of cash received by founders and the timing and type of modifications in accordance with accounting principles generally accepted in the United States of America.

•We also evaluated the adequacy of the Company’s disclosures included in Notes 5, 11 and 15 in relation to these matters.

/s/ Deloitte & Touche LLP
San Francisco, California
March 1, 2022

We have served as the Company's auditor since 2014.

FASTLY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$166,068	$62,900
Marketable securities, current	361,795	131,283
Accounts receivable, net of allowance for credit losses of $3,311 and $3,248 as of December 31, 2021 and December 31, 2020, respectively	64,625	50,258
Restricted cash	—	87
Prepaid expenses and other current assets	32,160	16,728
Total current assets	624,648	261,256
Property and equipment, net	166,961	95,979
Operating lease right-of-use assets, net	69,631	60,019
Goodwill	636,805	635,590
Intangible assets, net	102,596	121,742
Marketable securities, non-current	528,911	20,448
Other assets	29,468	24,917
Total assets	$2,159,020	$1,219,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,257	$9,150
Accrued expenses	36,112	34,334
Finance lease liabilities, current	21,125	11,033
Operating lease liabilities, current	20,271	19,895
Other current liabilities	45,107	19,677
Total current liabilities	131,872	94,089
Long-term debt	933,205	—
Finance lease liabilities, noncurrent	22,293	14,707
Operating lease liabilities, noncurrent	55,114	44,890
Other long-term liabilities	2,583	4,400
Total liabilities	1,145,067	158,086
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and Class B common stock, $0.00002 par value; 1,094,129,050 and 1,094,129,050 shares authorized as of December 31, 2021 and 2020, respectively; 118,810,611 and 113,623,196 shares issued and outstanding at December 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	1,527,468	1,350,050
Accumulated other comprehensive income (loss)	(2,627)	6
Accumulated deficit	(510,890)	(288,193)
Total stockholders’ equity	1,013,953	1,061,865
Total liabilities and stockholders’ equity	$2,159,020	$1,219,951

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenue	$354,330	$290,874	$200,462
Cost of revenue	167,002	120,007	88,322
Gross profit	187,328	170,867	112,140
Operating expenses:
Research and development	126,859	74,814	46,492
Sales and marketing	152,645	101,181	71,097
General and administrative	126,845	102,084	41,099
Total operating expenses	406,349	278,079	158,688
Loss from operations	(219,021)	(107,212)	(46,548)
Interest income	1,282	1,628	3,287
Interest expense	(5,245)	(1,549)	(5,236)
Other income (expense), net	356	(279)	(2,561)
Loss before income tax expense (benefit)	(222,628)	(107,412)	(51,058)
Income tax expense (benefit)	69	(11,480)	492
Net loss	$(222,697)	$(95,932)	$(51,550)
Net loss per share attributable to common stockholders, basic and diluted	$(1.92)	$(0.93)	$(0.75)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	116,053	103,552	68,350

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2021	2020	2019
Net loss	$(222,697)	$(95,932)	$(51,550)
Other comprehensive income (loss);
Foreign currency translation adjustment	$(286)	$(135)	$111
Gain (loss) on investments in available-for-sale-securities	(2,347)	(55)	121
Total other comprehensive income (loss)	$(2,633)	$(190)	$232
Comprehensive loss	$(225,330)	$(96,122)	$(51,318)

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Convertible Preferred Shares		Common Stock—Class A			Common Stock—Class B			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount			Treasury Stock
Balance as of December 31, 2018	53,630,213	219,584	—	—		25,025,836	1		16,403	(2,109)	(36)		(146,186)	(131,927)
Impact of change in accounting policy	—	—	—	—		—	—		—	—	—		5,727	5,727
Conversion of convertible preferred stock to Class B common stock	(53,630,213)	(219,584)	—	—		53,630,213	1		219,583	—	—		—	219,584
Conversion of convertible preferred stock warrants to Class B common stock warrants	—	—	—	—		—	—		5,665	—	—		—	5,665
Conversion of Class B common stock to Class A common stock	—	—	46,422,400	1		(46,422,400)	(1)		—	—	—		—	—
Issuance of Class A common stock in connection with the IPO, net of underwriting discounts	—	—	12,937,500	—		—	—		186,912	—	—		—	186,912
Exercise of stock options	—	—	1,289,600	—		1,211,230	—		5,579	—	—		—	5,579
Exercise of common stock warrants	—	—	—	—		224,102	—		—	—	—		—	—
Vesting of early exercised stock options	—	—	—	—		162,101	—		620	—	—		—	620
Issuance of common stock under ESPP	—	—	305,194	—		—	—		4,150	—	—		—	4,150
Stock-based compensation	—	—	—	—		—	—		12,586	—	—		—	12,586
Repayment of shareholder note	—	—	—	—		31,939	—		74	—	—		—	74
Retirement of treasury stock	—	—	—	—		—	—		(2,109)	2,109	—		—	—
Net loss	—	—	—	—		—	—		—	—	—		(51,550)	(51,550)
Other comprehensive income	—	—	—	—		—	—		—	—	232		—	232
Balance as of December 31, 2019	—	—	60,954,694	$1		33,863,021	$1		$449,463	—	$196		$(192,009)	$257,652
Change in accounting policy	—	—	—	—	—	—	—	—	—	—	—	—	(252)	(252)
Issuance of Class A common stock issued in connection with the follow-on public offering, net of underwriting discounts	—	—	6,900,000	—		—	—		274,177	—	—		—	274,177
Shares issued related to a business combination (Note 5)	—	—	6,367,709	—		—	—		622,595	—	—		—	622,595
Value of equity awards assumed in a business combination (Note 5)	—	—	—	—		—	—		1,129	—	—		—	1,129
Restriction of stock awards (Note 5)	—	—	(896,499)	—		—	—		(87,714)	—	—		—	(87,714)
Vesting of restricted stock awards	—	—	112,062	—		—	—		—	—	—		—	—
Exercise of stock options	—	—	4,360,205	—		—	—		15,273	—	—		—	15,273
Exercise of common stock warrants	—	—	—	—		144,635	—		—	—	—		—	—
Vesting of early exercised stock options	—	—	—	—		108,918	—		467	—	—		—	467
Vesting of restricted stock units	—	—	1,377,239	—		—	—		—	—	—		—	—
Issuance of common stock under ESPP	—	—	331,212	—		—	—		8,193	—	—		—	8,193
Stock-based compensation	—	—	—	—		—	—		66,467	—	—		—	66,467
Conversion of Class B common stock to Class A common stock	—	—	23,887,874	—		(23,887,874)	—		—	—	—		—	—
Net loss	—	—	—	—		—	—		—	—	—		(95,932)	(95,932)
Other comprehensive loss	—	—	—	—		—	—		$—	—	(190)		—	(190)
Balance as of December 31, 2020	—	—	103,394,496	$1		10,228,700	$1		$1,350,050	—	$6		$(288,193)	$1,061,865

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(in thousands, except share amounts)

	Convertible Preferred Shares		Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Treasury Stock
Balance as of December 31, 2020	—	—	103,394,496	$1	10,228,700	$1	$1,350,050	—	$6	$(288,193)	$1,061,865
Exercise of vested stock options	—	—	2,188,363	$—	—	—	12,626	—	—	—	12,626
Vesting of early exercised stock options	—	—	47,882	$—	43,095	—	405	—	—	—	405
Vesting of restricted stock units	—	—	1,999,557	$—	—	—	—	—	—	—	—
Proceeds from sale of restricted shares	—	—	224,124	$—	—	—	10,655	—	—	—	10,655
Vesting of restricted stock awards	—	—	448,248	$—	—	—	—	—	—	—	—
Shares issued under ESPP	—	—	236,146	$—	—	—	8,798	—	—	—	8,798
Stock-based compensation	—	—	—	$—	—	—	144,934	—	—	—	144,934
Conversion of Class B to Class A Stock	—	—	10,271,795	$1	(10,271,795)	(1)	—	—	—	—	—
Net loss	—	—	—	$—	—	—	—	—	—	(222,697)	(222,697)
Other comprehensive loss	—	—	—	$—	—	—	—	—	(2,633)	—	(2,633)
Balance at December 31, 2021	—	—	118,810,611	$2	—	$—	$1,527,468	—	$(2,627)	$(510,890)	$1,013,953

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(222,697)	$(95,932)	$(51,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,799	19,979	16,553
Amortization of acquired intangibles	21,238	5,078	—
Amortization of right-of-use assets and other	26,883	21,765	—
Amortization of deferred rent	—	—	(711)
Amortization of debt issuance costs	3,185	219	1,909
Amortization of deferred contract costs	6,294	3,516	2,294
Stock-based compensation	140,488	64,433	12,145
Provision for credit losses and doubtful accounts	196	1,719	360
Change in fair value of preferred stock warrant liabilities	—	—	2,404
Other adjustments	2,225	624	(591)
Interest paid on capital leases	(1,754)	(688)	(364)
(Gain) loss on disposals of property and equipment	(300)	653	108
Tax benefit related to release of valuation allowance	—	(12,950)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,563)	(9,264)	(12,767)
Prepaid expenses and other current assets	(4,777)	(5,550)	(2,666)
Other assets	(10,423)	(17,162)	(3,945)
Accounts payable	146	4,059	2,391
Accrued expenses	4,261	12,992	4,401
Operating lease liabilities	(26,447)	(18,264)	—
Other liabilities	8,764	4,857	(1,274)
Net cash used in operating activities	(38,482)	(19,916)	(31,303)
Cash flows from investing activities:
Purchases of marketable securities	(928,155)	(269,059)	(190,980)
Sales of marketable securities	66,527	143,241	52,589
Maturities of marketable securities	118,085	88,719	70,813
Acquisition of business, net of cash acquired	(1,169)	(200,988)	—
Proceeds from sale of property and equipment	588	575	—
Purchases of property and equipment	(34,816)	(29,569)	(14,609)
Capitalized internal-use software	(13,479)	(6,131)	(4,856)
Purchases of intangible assets	(2,092)	(1,811)	(635)
Net cash used in investing activities	(794,511)	(275,023)	(87,678)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting fees	—	—	192,510
Payments of costs related to initial public offering	—	—	(5,469)
Proceeds from follow-on public offering, net of underwriting fees	—	274,896	—
Payments of costs related to follow-on public offering	—	(675)	—
Issuance of convertible note, net of issuance costs	930,775	—	—
Proceeds from borrowings under notes payable	—	—	20,300
Payments of debt issuance costs	(1,351)	—	(231)
Repayments of notes payable	—	(20,300)	(49,167)
Repayments of finance lease liabilities	(13,568)	(5,773)	(1,370)
Proceeds from Employee Stock Purchase Plan	8,069	9,318	5,402
Proceeds from exercise of vested stock options	12,626	15,273	5,579
Proceeds from early exercise of stock options	—	—	520
Proceeds from payment of stockholder note	—	—	74
Net cash provided by financing activities	936,551	272,739	168,148
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(477)	(149)	99
Net increase (decrease) in cash, cash equivalents, and restricted cash	103,081	(22,349)	49,266
Cash, cash equivalents, and restricted cash at beginning of period	63,880	86,229	36,963
Cash, cash equivalents, and restricted cash at end of period	$166,961	$63,880	$86,229

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)

	Year ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,938	$1,590	$5,422
Cash paid for income taxes, net of refunds received	$267	$1,219	$361
Property and equipment additions not yet paid in cash or financed	$18,275	$3,184	$7,071
Vesting of early-exercised stock options	$405	$467	$620
Capital lease outstanding from current year addition	$—	$—	$7,380
Change in other assets from change in accounting principle	$—	$—	$5,727
Conversion of convertible preferred stock warrants to convertible common stock warrants	$—	$—	$5,665
Cashless exercise of common stock warrants	$—	$1,557	$1,036
Costs related to initial public offering, accrued but not yet paid	$—	$—	$130
Stock-based compensation capitalized to internal-use software	$4,446	$2,034	$441
Assets obtained in exchange for operating lease obligations	$32,458	$23,827	$—
Assets obtained in exchange for finance lease obligations	$31,529	$22,541	$—
Value of common stock issued and stock awards assumed in a business combination	$—	$536,432	$—
Receivable related to shares of restricted stock	$10,655	$—	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$166,068	$62,900	$16,142
Restricted cash	—	87	70,087
Restricted cash included in other assets	893	893	—
Total cash, cash equivalents, and restricted cash	$166,961	$63,880	$86,229

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. As of December 31, 2021, our edge network spans across 71 markets. We were incorporated in Delaware in 2011 and are headquartered in San Francisco, California.
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
Immediately upon the closing of the IPO, all shares of convertible preferred stock then outstanding were converted into 53,630,213 shares of Class B common stock on a one-to-one basis. Prior to the IPO, we had seven outstanding series of convertible preferred stock each with a par value of $0.00002 per share, convertible at the option of the holder, that was classified as temporary equity on our consolidated balance sheet. On May 17, 2019, immediately upon closing of the IPO, our convertible preferred stock was automatically converted to shares of our Class B common stock. As of both December 31, 2021 and 2020, we had zero convertible preferred stock issued or outstanding.
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
Conversion of Dual Class Common Stock Structure
On October 12, 2020, the outstanding shares of our Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. As a result, all our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock on July 12, 2021, pursuant to the terms of our amended and restated certificate of incorporation (the "Certificate"). Upon the conversion outstanding options denominated in shares of Class B common stock issued under any of our equity incentive plans remained unchanged, except that they now represent the right to receive shares of Class A common stock. In accordance with the Certificate, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by us.

2.     Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting. Such reclassifications did not affect total revenues, operating income, or net income. We have made certain presentation changes, to distinguish and disclose as a separate line item, our non-current marketable securities balance from our other assets line in the Consolidated Balance Sheets. We have made certain presentation changes to distinguish and disclose as separate line items, the amortization of intangible assets and depreciation expenses within operating cash flows in the Consolidated Statements of Cash Flows.

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

The ongoing global COVID-19 pandemic has adversely impacted many operational aspects of our business and may continue to do so in the future. Since the start of the global pandemic, we have assessed the impact that COVID-19 had on our results of operations, including, but not limited to an assessment of our allowance for credit losses, the carrying value of short-term and long-term marketable securities, the carrying value of goodwill and other long-lived assets, and the impact to revenue recognition and cost of revenues. The future impacts of the pandemic and any resulting economic impact are largely unknown and continuing to evolve. We will continue to actively monitor the impact that COVID-19 has on the results of our business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of our employees, customers, partners, suppliers and stockholders. As a result, our estimates and judgments may change materially as new events occur or additional information becomes available to us.
Cash, Cash Equivalents and Marketable Securities
We invest our excess cash primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. We classify all liquid investments with stated maturities of three months or less from date of purchase as cash equivalents. Marketable securities with original maturities greater than three months from purchase date and remaining maturities less than one year are classified as short-term marketable securities. Marketable securities with remaining maturities greater than one year as of the balance sheet date and which we intend to hold for greater than one year, are classified as long-term marketable securities. The fair market value of cash equivalents at December 31, 2021 and 2020 approximated their carrying value. Cost of securities sold is based on specific identification. We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale. After considering our capital preservation objectives, as well as our liquidity requirements, we may sell securities prior to their stated maturities. We carry our available-for-sale securities at fair value, and report the unrealized gains and losses as a component of other comprehensive loss, except for unrealized losses determined to be other-than-temporary which are recorded as other expense, net. We determine any realized gains or losses on the sale of marketable securities on a specific identification method and record such gains and losses as a component of other expense, net. Interest earned on cash, cash equivalents, and marketable securities was approximately $1.3 million, $1.4 million, and $3.1 million during the years ended December 31, 2021, 2020 and 2019, respectively. These balances are recorded in interest income in the accompanying Consolidated Statement of Operations.
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

Restricted Cash
As of December 31, 2021 and 2020, we had restricted cash balance of $0.9 million and $1.0 million, respectively, of which $0.9 million consists of letters of credit related to lease arrangements that are collateralized by restricted cash. These are included in other assets on our Consolidated Balance Sheets.
Accounts Receivable, net
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We determine our trade accounts receivable allowances in line with the current expected credit losses model, based upon the assessment of various factors, such as: historical experience, credit quality of our customers, age of the accounts receivable balances, geographic related risks, economic conditions, and other factors that may affect a customer's ability to pay. Increases and decreases in the allowance for credit losses are included as a component of General and administrative expense in the Consolidated Statements of Operations. We do not have any off-balance sheet credit exposure related to our customers.
Incremental Costs to Obtain a Contract with a Customer
We capitalize incremental costs associated with obtaining customer contracts, specifically certain commission payments. We pay commissions based on contract value upon signing a new arrangement with a customer and upon renewal and upgrades of existing contracts with customers only if the renewal and upgrades result in an incremental increase in contract value. To the extent that renewals and upgrades do not result in an increase in contract value, no additional commissions are paid. These costs are deferred on our Consolidated Balance Sheets and amortized over the expected period of benefit on a straight-line basis. We also incur commission expense on an ongoing basis based upon revenue recognized. In these cases, no incremental costs are deferred, as the commissions are earned and expensed in the same period for which the associated revenue is recognized. Based on the nature of our unique technology and services, and the rate at which we continually enhance and update our technology, the expected life of the customer arrangement is determined to be approximately five years. Commissions for new arrangements and renewals are both amortized over five years. Amortization is primarily included in sales and marketing expense in the consolidated statements of operations. Deferred commission and incentive payments are included in other assets on our Consolidated Balance Sheets.

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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers from which we generate significant revenue. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce this risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. No customer accounted for more than 10% of revenue for the years ended December 31, 2021 and 2020. No customer accounted for more than 10% of the total accounts receivable balance as of December 31, 2021, and one customer accounted for 10% of the total accounts receivable balance as of December 31, 2020.

Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and debt. Cash equivalents, accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time until the expected receipt or payment date. We measure marketable securities at fair value, using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The carrying amount of our debt approximates fair value as the stated interest rate approximates market rates currently available to us.
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
Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in other income (expense), net in the Consolidated Statements of Operations. Repairs and maintenance costs are expensed as incurred.
Internal-Use Software Development Costs
Labor and related costs associated with internal-use software during the application development stage are capitalized. Capitalization of costs begins when the preliminary project stage is completed, management has committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point when the project is fully tested and substantially complete and is ready for its intended purpose. The capitalized amounts are included in property and equipment, net on the Consolidated Balance Sheets. We amortize such costs over the estimated useful life of the software. We amortize completed internal-use software that is used on our network is amortized to cost of revenue over its estimated useful life. Costs incurred during the planning, training, and post-implementation stages of the software development life-cycle are expensed as incurred.
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
Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. We determined that we operate as one reporting unit and we perform our annual impairment test of goodwill as of October 31 and whenever events or circumstances indicate that the asset might be impaired. We did not record any impairment to goodwill during the years ended December 31, 2021, 2020, and 2019.

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
Advertising Expense
We recognize advertising expense as incurred. We recognized total advertising expense of approximately $2.3 million, $3.8 million and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
•Volatility. The expected volatility is derived from an average of the historical stock volatilities of the common stock of the Company. In prior years the expected volatility calculation also included the historical stock volatilities of comparable companies as we did not have a long enough trading history of our common stock . Comparable companies consist of public companies in our industry, which are similar in size, stage of life cycle, and financial leverage.
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

Foreign Currency Translation
The functional currency of our foreign subsidiaries is the U.S. dollar. The local currencies of our foreign subsidiaries are the Australian dollar, British pound, Euros, Japanese yen, and the Swedish Kroner or the Japanese yen as the functional currency. Our foreign subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expenses are remeasured at the average rate in effect during the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss, a separate component of stockholders’ equity. Gains and losses on intercompany and other non-functional currency transactions are recorded in other income (expense), net.
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
Comprehensive Loss
Comprehensive loss consists of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders' equity and are excluded from net loss. Our other comprehensive income (loss) is comprised of foreign currency translation adjustments and gain (loss) on investments in available-for-sale securities.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for multiple classes of common stock and participating securities. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We do not consider the restricted stock awards and common stock issued upon early exercise of stock options as participating securities. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock units, restricted stock awards, shares issuable under our employee stock purchase place and performance stock awards. We also apply the if-converted method for calculation of diluted per share for our convertible debt instruments. As we have reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU was issued to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate or another reference rate expected to be discontinued. The last expedient is a one-time election to sell or transfer debt securities classified as held to maturity. The expedients are in effect from March 12, 2020, through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this Update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments clarify certain optional expedients and exceptions in Topic 848 for contract modifications apply to derivatives that are affected by the discounting transition. The amendments are in effect from March 12, 2020, through December 31, 2022. This ASU does not have a material impact on the Company's consolidated financial statements. As of December 31, 2021, there was no impact to the Company’s Consolidated Financial Statements related to ASU 2020-04 and/or ASU 2021-01 .

On December 18, 2019, the FASB released ASU 2019-12 which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles ("U.S. GAAP") without compromising information provided to users of financial statements. The standard is effective for public companies on the first interim period within the annual period beginning after December 15, 2020. We adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The update removes separation models for convertible debt that contain cash conversion features accounted for as a cash conversion or beneficial conversion features. Under this ASU, these features will be combined with the host contract. ASU 2020-06 does not impact the accounting treatment for conversion features that are accounted for as a derivative under Topic 815. The update also requires the application of the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition, only at the beginning of an entity's fiscal year. Early adoption is permitted. We have elected to early adopt the standard as of January 1, 2021 using the modified retrospective method of transition. As of the date of adoption, we determined that we had no debt with conversion features or other derivative features that would require separation. As a result, we recorded our convertible debt as a single liability within long-term debt on our Condensed Consolidated Balance Sheet. We use the if-converted method for calculation of diluted earnings per share for our convertible debt instruments.

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

Upon adoption of ASC 842, we recognized $54.7 million of ROU assets and $56.3 million of lease obligations related to operating leases, which represents the present value of the lease payments discounted using our incremental borrowing rate ("IBR"). The accounting for finance leases remained unchanged as compared to ASC 840. The cumulative impact of transition to retained earnings, recorded as of the adoption date, was not material. The cumulative effect adjustment recorded to accumulated deficit as of the adoption date was not material. The adoption of ASC 842 did not materially impact our consolidated statements of operations or cash flows.

In June 2016, FASB issued new guidance, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. We adopted the standard on December 31, 2020, presenting the initial application beginning on January 1, 2020 (i.e. adoption effective date). The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement ("ASU 2018-15"). This guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. We adopted the standard on December 31, 2020, presenting the initial application beginning on January 1, 2020 (i.e. adoption effective date). The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our consolidated financial statements.

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

Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for the years ended December 31, 2021, 2020 and 2019.
The following table presents our net revenue by geographic region:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
United States	$260,399	$196,538	$142,842
Asia Pacific	39,496	44,060	18,806
Europe	35,177	32,768	27,595
All other countries	19,258	17,508	11,219
Total revenue	$354,330	$290,874	$200,462
The majority of our revenue is derived from enterprise customers, which are defined as customers with revenue in excess of $100,000 over the previous 12-month period. The following table presents our net revenue for enterprise and non-enterprise customers:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Enterprise customers	$313,360	$256,483	$174,926
Non-enterprise customers	40,970	34,391	25,536
Total revenue	$354,330	$290,874	$200,462
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

The following presents our contract assets and contract liabilities as of and for the years ended December 31, 2021 and 2020:

	As of December 31, 2021	As of December 31, 2020
	(in thousands)
Contract assets	$89	$387
Contract liabilities	$28,907	$18,020

The following table presents the revenue recognized during the years ended December 31, 2021 and 2020 from amounts included in the contract liability at the beginning of the period:

	Year ended December 31, 2021	Year ended December 31, 2020
	(in thousands)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$15,948	$310
Remaining performance obligations
As of December 31, 2021, we had $152.3 million of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods, respectively. We apply the practical expedient of ASC 606, which gives us the optional exemption from disclosing certain information about our remaining performance obligations for our service contracts for which the original contract duration is one year or less, such as the aggregate transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. The typical contract term is one year, although terms may vary by contract. We expect to recognize 81% of this balance over the next 12 months and the remainder within the following year.
Costs to obtain a contract
As of December 31, 2021 and December 31, 2020, our costs to obtain contracts were as follows:

	As of December 31, 2021	As of December 31, 2020
	(in thousands)
Deferred contract costs, net	$23,830	$19,332

During the years ended December 31, 2021, 2020 and 2019, we recognized $6.3 million, $3.5 million and $2.3 million of amortization related to deferred contract costs, respectively. These costs are recorded within the sales and marketing line item on the accompanying Consolidated Statements of Operations.

4.     Investments and Fair Value Measurements
Our total cash, cash equivalents and marketable securities consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents:
Cash	$134,774	$21,273
Money market funds	31,294	36,629
Commercial paper	—	4,998
Total cash and cash equivalents	166,068	$62,900
Marketable securities:
U.S. Treasury securities	$184,946	$75,524
Corporate notes and bonds	11,327	$14,314
Commercial paper	124,089	41,445
Asset-backed securities	21,576	—
Municipal securities	2,250	—
Foreign government and supranational securities	17,607	—
Total short-term marketable securities	$361,795	$131,283
U.S. Treasury securities	239,528	20,448
Corporate notes and bonds	197,298	—
Asset-backed securities	77,142	—
Municipal securities	2,312	—
Foreign government and supranational securities	12,631	—
Total long-term marketable securities	$528,911	$20,448
Total marketable securities	$890,706	$151,731

Our long-term marketable securities have remaining maturities that are greater than one year as of the balance sheet date and which we intend to hold for more than one year.
Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$425,560	$1	$(1,086)	$424,475
Corporate notes and bonds	209,550	—	(925)	208,625
Commercial paper	124,098	—	(9)	124,089
Asset-backed securities	98,857	—	(140)	98,717
Municipal securities	4,577	—	(15)	4,562
Foreign government and supranational securities	30,306	—	(68)	30,238
Total available-for-sale investments	$892,948	$1	$(2,243)	$890,706

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$95,884	$93	$(5)	$95,972
Commercial paper	41,445	—	—	41,445
Corporate notes and bonds	14,297	17	—	14,314
Total available-for-sale investments	$151,626	$110	$(5)	$151,731
Cash equivalents include investments with maturity date of three months or less. The majority of our securities classified as available-for-sale as of December 31, 2021 have contractual maturities of one year or less. Certain securities held and classified as available-for-sale as of December 31, 2021, have contractual maturities that are greater than one year. Where we intend to hold the securities for less than 12 months, we classify them as short-term. Where we intend to hold the securities for more than 12 months, we classify them as long-term. As of December 31, 2021, all securities classified as available-for-sale had contractual maturities of one year or less. There were no securities in a continuous loss position for 12 months or longer as of December 31, 2021 and December 31, 2020. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above, as we believe that the decrease in fair value of these securities is temporary, and we expect to recover at least up to the initial cost of investment for these securities.
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
We measure our cash equivalents and marketable securities at fair value. We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we value these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of our Level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including the readily available pricing sources for the identical underlying security that may not be actively traded.
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$31,294	$—	$—	$31,294
Total cash equivalents	31,294	—	—	31,294
Marketable securities:
U.S. Treasury securities	—	424,475	—	424,475
Corporate notes and bonds	—	208,625	—	208,625
Commercial paper	—	124,089	—	124,089
Asset-backed securities	—	98,717	—	98,717
Municipal securities	—	4,562	—	4,562
Foreign government and supranational securities	—	30,238	—	30,238
Total marketable securities	—	890,706	—	890,706
Restricted cash:
Money market funds	893	—	—	893
Total restricted cash	893	—	—	893
Total financial assets	$32,187	$890,706	$—	$922,893

As of December 31, 2021, our remaining restricted cash balance was $0.9 million, consisting of letters of credit related to lease arrangements that are collateralized by restricted cash. These are included in other assets on the Consolidated Balance Sheets.

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$36,629	$—	$—	$36,629
U.S. Treasury securities	—	4,998	—	4,998
Total cash equivalents	36,629	4,998	—	41,627
Marketable securities:
U.S. Treasury securities	—	95,972	—	95,972
Commercial paper	—	41,445	—	41,445
Corporate notes and bonds	—	14,314	—	14,314
Total marketable securities	—	151,731	—	151,731
Restricted cash:
Money market funds	980	—	—	980
Total restricted cash	980	—	—	980
Total financial assets	$37,609	$156,729	$—	$194,338

There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the years ended December 31, 2021 and 2020.

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

We assumed the aforementioned unvested options at the completion of the acquisition with an estimated fair value of $21.8 million. Of the total consideration, $1.1 million was allocated to the purchase price and $20.7 million was allocated to future services and will be expensed over the remaining requisite service periods of approximately 2.5 years on a straight-line basis. The estimated fair value of the stock options we assumed was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.1 was applied to convert Signal Sciences’ outstanding stock awards into shares of Fastly's common stock.

Of the 6,367,709 shares issued in connection with the acquisition, a restriction was placed on 896,499 shares belonging to the three co-founders of Signal Sciences to make them subject to revesting on a quarterly basis over a 2-year period. Since they are subject to service conditions, they will be accounted for as a post-acquisition compensation expense over the requisite service period, which is also the vesting period of the award. During the year-ended December 31, 2021, 336,188 unvested shares were sold. See 11. Stockholders' Equity for additional information.

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

As part of the stock acquisition of Signal Sciences, we allocated a significant value of the acquisition to intangible assets. The deferred tax liability provided an additional source of taxable income to support the realization of the pre-existing deferred tax assets. As a result, a portion of our valuation allowance was released and we recorded a $13.0 million tax benefit in the year ended December 31, 2020. Please refer to Note 12 — Income Taxes for further details.

During the years ended December 31, 2021 and 2020 , acquisition-related expenses of $2.5 million and $20.8 million, respectively, were included within general and administrative expenses on the Consolidated Statements of Operations.

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

6.     Balance Sheet Information
Allowance for Credit Losses
The activity in the accounts receivable reserves is as follows:

	As of December 31,
	2021	2020
	(in thousands)
Beginning balance	$3,248	$1,816
Additions to the reserves	196	1,719
Write-offs and adjustments	(133)	(287)
Ending balance	$3,311	$3,248
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Computer and networking equipment	$207,575	$129,998
Leasehold improvements	4,631	3,817
Furniture and fixtures	1,606	1,092
Office equipment	654	659
Internal-use software	40,345	22,066
Property and equipment, gross	254,811	157,632
Accumulated depreciation and amortization	(87,850)	(61,653)
Property and equipment, net	$166,961	$95,979
Depreciation and amortization expense on property and equipment for the years ended December 31, 2021, 2020 and 2019 was approximately $28.8 million, $19.8 million, and $16.4 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $4.6 million, $2.4 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and December 31, 2020, the unamortized balance of capitalized internal-use software costs on our Consolidated Balance Sheets was approximately $27.9 million and $14.2 million, respectively.
We lease certain networking equipment from various third parties, through equipment finance leases. Our networking equipment assets as of December 31, 2021 and 2020, included a total of $67.8 million and $36.2 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the networking equipment assets under finance leases totaled $14.4 million and $6.7 million as of December 31, 2021 and 2020, respectively.
Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Accrued compensation and related benefits	$13,543	$17,840
Accrued colocation and bandwidth costs	10,205	3,644
Sales and use tax payable	7,498	6,274
Accrued acquisition-related costs	—	2,208
Other accrued liabilities	4,866	4,368
Total accrued expenses	$36,112	$34,334
Other Current Liabilities
Other current liabilities consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Deferred revenue	$26,421	$15,916
Accrued computer and networking equipment	18,081	3,126
Liability for early-exercised stock options (see Note 11)	—	255
Other current liabilities	605	380
Total other current liabilities	$45,107	$19,677
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity:

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at January 1, 2019	$(12)	$(24)	$(36)
Other comprehensive income (loss)	111	121	232
Balance at December 31, 2019	99	97	196
Other comprehensive income (loss)	(135)	(55)	(190)
Balance at December 31, 2020	(36)	42	6
Other comprehensive income (loss)	(286)	(2,347)	(2,633)
Balance at December 31, 2021	$(322)	$(2,305)	$(2,627)

7.     Leases

We have operating leases for corporate offices and data centers ("Colocation leases"), and finance leases for networking equipment. Our leases have remaining lease terms of 0 to 6 years, some of which include options to extend the leases.

We also sublease a portion of our corporate office spaces. Subleases have remaining lease terms of 2.75 years. Sublease income was $1.0 million, $1.3 million, and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The components of lease cost were as follows:

	As of December 31,
	2021	2020
	(in thousands)
Operating lease cost:
Operating lease cost	$26,716	$21,765
Variable lease cost	6820	4363
Total operating lease costs	$33,536	$26,128

Finance lease cost:
Amortization of assets under finance lease	$6,834	$2,858
Interest	$1754	$688
Total finance lease cost	$8,588	$3,546

Other information related to leases was as follows:

	As of December 31,
	2021	2020
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$26,447	$18,264
Payments for finance leases included in cash from financing activities	$13,568	$5,773
Payments for finance leases included in cash from operating activities	$1,754	$688

Assets obtained in exchange for lease obligations:
Operating leases	$32,458	$23,827
Finance leases	$31,529	$22,541

	As of December 31,
	2021	2020
	(in thousands)
Weighted Average Remaining Lease term (in years)
Operating leases	4.41	4.44
Finance leases	2.23	2.51

Weighted Average Discount Rate
Operating leases	5.20%	5.68%
Finance leases	4.86%	5.12%

As of December 31, 2021, we had undiscounted commitments of $5.9 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2022 with lease terms of 1 years to 5 years.

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2022	$19,389	$22,700
2023	18,297	17,216
2024	15,014	5,855
2025	13,391	—
2026	13,174	—
Thereafter	5,813	—
Total future minimum lease payments	$85,078	$45,771
Less: imputed interest	(9,693)	(2,353)
Total liability	$75,385	$43,418

8.     Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$635,590	$372
Goodwill acquired	1,169	635,204
Foreign currency translation and other adjustments	46	14
Balance, end of period	$636,805	$635,590
The goodwill acquired from Signal Sciences is carried in U.S. dollars, while goodwill from previous acquisitions is denominated in other foreign currencies. In 2021, we recorded $1.2 million of goodwill in connection with a small acquisition. Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill for the periods ended December 31, 2021, 2020 and 2019.
Intangible Assets, net

As of December 31, 2021 and December 31, 2020, our intangible assets consisted of the following:

	As of December 31, 2021			As of December 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,100	$(10,797)	$58,303	$69,100	$(2,053)	$67,047
Developed technology	49,500	(12,375)	37,125	49,500	(2,475)	47,025
Trade names	3,300	(1,375)	1,925	3,300	(275)	3,025
Internet protocol addresses	4,984	(973)	4,011	2,891	(578)	2,313
Backlog	2,200	(1,375)	825	2,200	(275)	1,925
In-process research and development ("IPR&D")	368	—	368	368	—	368
Domain name	39	—	39	39	—	39
Total intangible assets	$129,491	$(26,895)	$102,596	$127,398	$(5,656)	$121,742
Amortization expense was $21.2 million, $5.3 million and $0.1 million, for the years ended December 31, 2021, 2020 and 2019, respectively. We did not record any impairments during the years ended December 31, 2021, 2020 and 2019.
The estimated future amortization expense intangible assets as of December 31, 2021 is as follows:

As of December 31, 2021
(in thousands)
2022	$20,974
2023	19,874
2024	19,040
2025	16,561
2026	9,065
Thereafter	16,714
Total	$102,228

9.     Debt Instruments
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

Senior Secured Credit Facilities Agreement

On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million with a maturity date of February 16, 2024. The Credit Agreement bears interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% - 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% - 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The agreement allows for an alternative interest rate to be used. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. The Credit Agreement requires us to comply with these affirmative and negative covenants and we were in compliance with all covenants as of December 31, 2021. We recorded $0.6 million of debt issuance costs associated with the Credit Agreement in other assets on our condensed consolidated balance sheet. During the year ended December 31, 2021, no amount was drawn down on our Credit Agreement, and as of December 31, 2021, no amount was outstanding under the Credit Agreement.

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

As of December 31, 2021, the conversion conditions have not been met and therefore the Notes are not yet convertible.

For the years ended December 31, 2021 and 2020, total interest expense related to our debt obligations was $3.5 million and $0.9 million, respectively, which excludes the interest expense related to our finance leases which is separately disclosed in Note 7—Leases. For the year ended December 31, 2019, total interest expense was $5.2 million, of which $4.7 million relates to the Revolving Credit Agreement, Credit Facility and Loan and Security Agreement, and $0.5 million of which related to finance lease agreements and other costs.

The following table reflects the carrying values of the debt agreements as of December 31, 2021:

As of December 31,
2021
(in thousands)
Liability component:
Convertible Senior notes (effective interest rate of 0.39%)	$948,750
Less: unamortized debt issuance costs	(15,545)
Less: current portion of long-term debt	—
Long-term debt, less current portion	$933,205

10.     Commitments and Contingencies
Finance and Operating Lease Commitments
Our commitments include commitments under our non-cancelable facilities and colocation operating leases (i.e. data center leases), as well as finance leases for networking equipment. Refer to Note 7—Leases for further details and disclosures around their minimum future purchase commitments as of December 31, 2021.
Purchase Commitments
As of December 31, 2021, we had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors). We also have long-term commitments for various non-cancelable software as a service ("SaaS") agreements.

Aside from our finance and operating lease commitments, including our colocation operating commitments, which have been disclosed in Note 7—Leases, the minimum future purchase commitments relating to our other cost of revenue arrangements and SaaS commitments as of December 31, 2021 were as follows:

	Cost of Revenue Commitments	SaaS Agreements	Total Purchase Commitments
	(in thousands)
2022	$34,075	$14,981	$49,056
2023	5,554	14,593	20,147
2024	2,920	849	3,769
2025	160	9	169
2026	160	—	160
Thereafter	82	—	82
Total	$42,951	$30,432	$73,383
Sales and Use Tax
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with U.S. GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $7.5 million and $6.3 million as of December 31, 2021 and 2020, respectively. These estimates are based on several key assumptions, including the taxability of our products, the jurisdictions in which we believe we have nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.
Legal Matters
We have in the past been involved in, and may in the future be involved in, various legal proceedings and claims arising from the normal course of business, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows or financial position. We are also party to various disputes that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on our business, results of operations, financial condition, or cash flows.

On August 27, 2020, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Marcos Betancourt v. Fastly, Inc., et al. (Case No. 4:20-cv-06024-PJH) naming as defendants us and certain of our officers. On September 15, 2020, a substantively identical complaint was filed against the same defendants in the same court, captioned Rami Habib v. Fastly, Inc., et al. (Case No. 4:20-cv-06454-JST). On September 27, 2020, the court consolidated the two cases into one putative class action, captioned In re Fastly, Inc. Securities Litigation. On

February 10, 2021, the Court appointed lead plaintiff (“Lead Plaintiff”) and lead counsel. On April 12, 2021, Lead Plaintiff filed a consolidated complaint (the “Consolidated Complaint”). The Consolidated Complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC Rule 10b-5 by making materially false or misleading statements between May 6, 2020 and October 14, 2020 regarding the Company’s business and financials, including allegations that the Company failed to disclose the identity of one of its largest customers. The Lead Plaintiff also alleges that certain of the Company’s officers violated Section 20(a) of the Exchange Act. On June 11, 2021, defendants filed a motion to dismiss the Consolidated Complaint that Lead Plaintiff opposed on July 26, 2021, and defendants filed a reply on September 1, 2021. On December 21, 2021, the consolidated class action was voluntarily dismissed with prejudice.

On December 28, 2020, certain of our officers and directors were named as defendants in a shareholder derivative action filed in the United States District Court for the District of Delaware, captioned Wei v. Bixby, et al., Case No. 1:20-cv-01773-MN. On February 2, 2021, a substantially similar shareholder derivative complaint was filed against the same defendants in the same court, captioned Kristen Gorenberg v. Bixby et al., Case No. 1:21-cv-00136. The derivative complaints assert, inter alia, breach of fiduciary duty claims. On March 15, 2021, the Court consolidated the cases and stayed the consolidated derivative action until after resolution of our motion to dismiss in the above-referenced securities class action, and on January 3, 2022, the consolidated derivative action was voluntarily dismissed without prejudice.

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
As of December 31, 2021 and 2020, 118.8 million and 103.4 million shares of Class A common stock were issued and outstanding, respectively. As of December 31, 2021 and 2020, no shares and 10.2 million shares of class B common stock were issued and outstanding, respectively.

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

Preferred Stock
Our Amended and Restated Certificate of Incorporation, as amended and restated in May 2019, also authorizes the issuance of 10.0 million shares of preferred stock, at a par value per share of $0.00002, with rights and preferences, including voting rights, designated from time to time by the Board of Directors (the "Board"). As of both December 31, 2021 and 2020, no shares of preferred stock were issued and outstanding.

Equity Incentive Plans
In March 2011, our stockholders approved our 2011 Equity Incentive Plan ("2011 Plan"), which allows for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards ("RSUs") to employees, directors, and consultants of the Company. Options granted under our 2011 Plan were originally exercisable for shares of our Class B common stock but due to the Conversion, these awards are now exercisable for shares or our Class A common stock.
As of both December 31, 2021 and 2020, there were 23.6 million shares of Class B common stock reserved for issuance pursuant to outstanding stock options under the 2011 Plan. As of both December 31, 2021 and 2020, there were no shares of Class B common stock available for issuance for future grants under the 2011 Plan. All such shares of Class B common stock were converted to Class A common stock in July 2021 pursuant to the Conversion. As of December 31, 2021 there were no shares of Class A common stock available for issuance for future grants under the 2011 Plan.

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

As of December 31, 2021 and 2020, an aggregate of 21.4 million shares and 19.4 million shares of Class A common stock have been reserved for issuance under the 2019 Plan, respectively. As of December 31, 2021 and 2020, there were 15.9 million and 12.8 million Class A common stock available for issuance under the 2019 Plan, respectively.

In May 2019, in conjunction with our IPO, our Board and stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year.
As of December 31, 2021 and 2020, an aggregate of 4.6 million shares and 3.5 million shares of Class A common stock have been reserved for issuance under the ESPP, respectively. As of December 31, 2021 and 2020, there were 3.7 million shares and 2.8 million shares of Class A common stock available for future issuance under the ESPP, respectively.

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
Forfeitures are recognized as they occur.
The following table summarizes stock option activity during the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2019	12,210	$2.96	7.8	$64,590
Granted	2,516	10.87
Exercised	(2,650)	2.45
Cancelled/forfeited	(807)	5.10
Outstanding at December 31, 2019	11,269	4.68	7.3	$173,471
Granted	252	12.96
Exercised	(4,360)	3.46
Cancelled/forfeited	(198)	8.79
Outstanding at December 31, 2020	6,963	5.63	6.7	$569,094
Granted	—	—
Exercised	(2,188)	5.77
Cancelled/forfeited	(406)	11.10
Outstanding at December 31, 2021	4,369	$5.07	5.1	$132,721
Vested and exercisable at December 31, 2021	3,579	$4.10	4.7	$112,280
Unvested and exercisable at December 31, 2021	134	$6.70	6.9	$3,834
The total pre-tax intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $64.9 million, $200.9 million, and $32.6 million, respectively.
The total grant date fair value of employee options vested for the years ended December 31, 2021, 2020, 2019 was $6.9 million, $10.3 million, and $6.1 million, respectively.
The weighted-average grant date fair value for options granted to employees during the years ended December 31, 2021, 2020, and 2019 was $0.00, $86.77, and $5.77, respectively.
We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. We estimated the fair value of stock option awards during the years ended December 31, 2021, 2020, and 2019 on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2021	2020	2019
Fair value of common stock	$—	$85.26 - $96.43	$8.24 - $22.70
Expected term (in years)	—	5.38 - 9.75	6.02
Risk-free interest rate	—%	0.31% - 0.67%	1.55% - 2.5%
Expected volatility	—%	43.92% - 46.49%	39.1% - 42.7%
Dividend yield	—%	—%	—%
During the years ended December 31, 2021 and 2020, and 2019, we recognized stock-based compensation expense from stock options of approximately $18.7 million, $10.1 million, and $7.9 million, respectively.
During the years ended December 31, 2021, 2020 and 2019, we modified the terms options awarded to certain employees to allow for the remaining unvested awards to be fully vested upon their change in employment status. As a result, we recorded incremental stock-based compensation expense in relation to these modifications of $6.2 million, $0.9 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $9.4 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years.
Early Exercise of Stock Options
Certain stock options granted by us are exercisable at the date of grant, with unvested shares subject to repurchase by us in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the accompanying Consolidated Balance Sheets and reclassified into equity as the options vest. During the year ended December 31, 2021, we modified the terms of 47,882 unvested options subject to repurchase, with an exercise value of approximately $0.2 million, to become fully vested upon change in service status. As of December 31, 2021, December 31, 2020, a total of 0 and 90,977 shares of Class B Common Stock were subject to repurchase by us at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of approximately $0.0 million and $0.4 million as of December 31, 2021 and December 31, 2020, respectively, is recorded in other current liabilities and other liabilities on the accompanying Consolidated Balance Sheets.
The activity of non-vested shares as a result of early exercise of options granted to employees and non-employees, is as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Beginning balance	91	200	245
Early exercise of options	—	—	117
Vested	(91)	(109)	(162)
Repurchased	—	—	—
Ending balance	—	91	200
RSUs
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

The following table summarizes RSU activity during the years ended December 31, 2021, 2020and 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested RSUs as of January 1, 2019	—	—
Granted	1,644	20.07
Vested	—	—
Cancelled/forfeited	(3)
Nonvested RSUs as of December 31, 2019	1,641	20.07
Granted	4,398	31.22
Vested	(1,377)	22.92
Cancelled/forfeited	(142)	22.58
Nonvested RSUs as of December 31, 2020	4,520	30.01
Granted	3,584	54.92
Vested	(1,924)	35.18
Cancelled/forfeited	(895)	42.91
Nonvested RSUs as of December 31, 2021	5,285	$42.80
During the years ended December 31, 2021, 2020 and 2019, we recognized stock-based compensation expense related to RSUs of $75.5 million , $40.5 million and $2.2 million, respectively.
During the years ended December 31, 2021 and 2020, we modified the terms of RSUs awarded to certain employees to allow for the remaining unvested awards to be fully vested upon their change in employment status. As a result, we recorded incremental stock-based compensation expense in relation to these modifications of $2.8 million and $4.8 million for the year ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2019, there were no RSU award modifications that resulted in incremental expense being recorded.

As of December 31, 2021, total unrecognized stock-based compensation cost related to non-vested RSUs was $210.5 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.90 years.
Stock subject to revest ("Revest shares")

In conjunction with the acquisition of Signal Sciences, a restriction was placed on 896,499 shares belonging to the three co-founders of Signal Sciences to make them subject to revesting on a quarterly basis over a 2 year period. Refer to Note 5—Business Combinations for further details.
The activity of revest shares granted to these employees is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested revest shares as of December 31, 2019	—	$—
Restricted	896	$97.84
Vested	(112)	$97.84
Cancelled/forfeited	—
Nonvested revest shares as of December 31, 2020	784	$97.84
Restricted	—	$—
Vested	(448)	$97.84
Cancelled/forfeited	—
Nonvested revest shares as of December 31, 2021	336	$97.84

As of December 31, 2021 and 2020, we recognized stock-based compensation expense related to revest shares of $43.8 million and $11.1 million, respectively.
As of December 31, 2021, total unrecognized stock-based compensation cost related to revest shares was $32.9 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 0.70 years.
During the quarter ended September 30, 2021 and the quarter ended December 31 2021, 186,771 and 149,417 unvested shares were sold prior to vesting, respectively. These shares were sold for an average price of $47.54. As the holders of these shares are not entitled to the benefit of unvested shares, we requested the return of proceeds for the unvested shares as of December 31, 2021. Subsequent to December 31, 2021, we received a total of $10.7 million from these founders attributed to the 224,124 shares that were sold prior to vesting and remain unvested as of December 31, 2021. In connection with the return of these proceeds, we modified the terms of the restricted share agreements for these founders. These proceeds will be returned to these founders in accordance with the original vesting schedule of these awards. Refer to Note -15 Subsequent Events.
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

On November 2, 2020, the Compensation Committee of the Board set the performance conditions related to the previously granted PSUs ("2020 PSU awards"). The performance conditions are based on the level of achievement of certain Company and individual targets related to Fastly's operating plan for the fiscal year 2020 ("2020 operating plan"). The PSUs will vest at 50% of the target if the Company achieves 90% performance under the 2020 operating plan, 100% of the target if the Company achieves 100% performance under the 2020 operating plan and 200% of the target if the Company achieves 110% performance or greater under the 2020 operating plan. These awards will be eligible to vest linearly within those parameters. Subject to employees’ continuous service with the Company through each vesting date, 25% of the number of RSUs credited to them upon certification of achievement will vest on February 15, 2021, May 15, 2021, August 15, 2021, and November 15,

2021, respectively. Based on the results of the 2020 operating plan, the actual award was reduced to 75,828 shares which represents attainment of 172%. As a result, 12,090 shares were cancelled.

In February 2021, we granted a maximum total of 70,680 shares ("2021 PSU awards") of PSUs to certain employees of the Company, pursuant to the Company’s 2019 Equity Incentive Plan. The PSUs granted reflect a maximum of 150% of target performance and represent the right of the employees to be issued on a future date, one (1) share of Class A common stock for each RSU received that will vest on the applicable vesting date. The performance conditions were set and approved on the date of grant and are based on the level of achievement of certain Company and individual targets related to Fastly's operating plan for the fiscal year 2021 ("2021 operating plan"). The PSUs will vest at 50% of the target if the Company achieves 90% performance under the 2021 operating plan, 100% of the target if the Company achieves 100% performance under the 2021 operating plan and 150% of the target if the Company achieves 110% performance or greater under the 2021 operating plan. These awards will be eligible to vest linearly within those parameters. Subject to employees’ continuous service with the Company through each vesting date, based on the expected extent of such targets achieved, 25% of the total RSUs on February 15, 2022 and thereafter in 12 equal quarterly installments (i.e. 6.25% of the total RSUs will vest per quarter) on May 15, August 15, November 15, and February 15. Based on the results of the 2021 operating plan, the performance conditions were not met in order to achieve the minimum award. As a result,70,680 shares were cancelled subsequent to year-end.

The activity of PSUs granted to employees is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2019	—	$—
Granted	88	$65.11
Vested	—	—
Cancelled/forfeited	—	—
Nonvested PSUs as of December 31, 2020	88	$65.11
Granted	71	$102.06
Vested	(76)	$65.11
Cancelled/forfeited	(12)	$65.11
Nonvested PSUs as of December 31, 2021	71	$102.06

As of December 31, 2021, the performance conditions associated with the 2020 PSU awards were met and we recorded $3.4 million in stock-based compensation expense. As of December 31, 2021, the performance conditions for the 2021 PSU awards were not met and $0 of stock-based compensation expense was recorded.

Subsequent to year-end the 2021 awards were cancelled due to non-performance. As such there is no remaining stock-based compensation to be recognized.

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

We estimated the fair value of shares granted under the ESPP on the first date of the offering period using the Black-Scholes option pricing model with the following assumptions:

Year ended December 31,
	2021	2020	2019
Fair value of common stock	$41.24 - $44.87	$14.09 - $24.07	$6.02 - $6.92
Expected term (in years)	0.49 - 0.50	0.49-0.50	0.47-0.50
Risk-free interest rate	0.02% - 0.07%	0.10% - 0.14%	1.59% - 2.35%
Expected volatility	47% - 58%	50% - 60%	36% - 43%
Dividend yield	—%	—%	—%
During the years ended December 31, 2021, 2020 and 2019, we withheld $8.1 million, $9.6 million and $5.5 millionffrom employees, respectively, and recognized $3.5 million, $3.2 million, and $2.5 million in stock-based compensation expense related to the ESPP, respectively. As of December 31, 2021, total unrecognized stock-based compensation cost related to ESPP was $1.9 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 0.4 years.
During the years ended December 31, 2021, 2020 and 2019, an aggregate of 0.2 million and 0.3 million and 0.3 million shares of our Class A common stock was purchased under the ESPP, respectively.
Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Consolidated Statements of Operations:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenue	$7,227	$3,889	$1,410
Research and development	47,019	17,112	2,920
Sales and marketing	31,159	17,028	3,497
General and administrative	55,083	26,404	4,318
Total	$140,488	$64,433	$12,145
For the years ended December 31, 2021, 2020 and 2019, we capitalized $4.4 million, $2.0 million, and $0.4 million of stock-based compensation expense, respectively.
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

During the year ended December 31, 2020, the remaining Class B common stock warrants related to the previously outstanding subordinated debt and loan agreements were fully exercised under the cashless exercise method pursuant to the corresponding warrant agreements. As a result of such exercises, we issued 144,635 shares of our Class B common stock. There were no remaining outstanding common stock warrant liabilities as of December 31, 2020.

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

	Year ended December 31,
	2021		2020		2019
	Class A(1), (3)	Class B(2)	Class A (1)	Class B(2)	Class A	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(212,120)	$(10,577)	$(78,114)	$(17,818)	$(12,084)	$(39,466)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	110,541	5,512	84,319	19,233	16,022	52,328
Net loss per share attributable to common stockholders, basic and diluted	$(1.92)	$(1.92)	$(0.93)	$(0.93)	(0.75)	$(0.75)
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

	Number of Shares
	Year ended December 31,
	2021	2020	2019
		(in thousands)
Stock options	4,369	6,963	11,269
RSUs	5,285	4,520	1,641
Early exercised stock options	—	91	200
Convertible common stock warrants	—	—	183
RSAs	336	784	—
Shares issuable pursuant to the ESPP	51	25	247
PSUs	71	88
Convertible senior notes (if-converted)	9,229	—	—
Total	19,341	12,471	13,540

13.     Income Taxes
Loss before income taxes includes the following components:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
United States	$(224,159)	$(86,842)	$(30,970)
Foreign	1,531	(20,570)	(20,088)
Loss before income taxes	$(222,628)	$(107,412)	$(51,058)
The income tax expense (benefit) consists of the following:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Current tax provision (benefit):
Federal	$—	$—	$—
State	—	420	106
Foreign	322	1,050	386
Deferred tax provision (benefit):
Federal	(253)	(10,631)	—
State	—	(2,319)	—
Foreign	—	—	—
Total tax expense (benefit)	$69	$(11,480)	$492
Reconciliation between our effective tax rate on income from continuing operations and the U.S. federal statutory rate is as follows:

	Year ended December 31,
	2021	2020	2019
Provision at federal statutory tax rate	21%	21%	21%
State taxes, net of federal tax impact	—	2	—
Change in valuation allowance	(30)	(35)	(12)
Foreign tax rate differential	—	(5)	(8)
Acquisition related expenses	—	(2)	—
Stock-based compensation	2	30	—
Research and development credits	5	—	—
Restructuring	2	—	—
Other	—	—	(2)
Effective tax rate	—%	11%	(1)%

We recorded tax expense of $0.1 million for the year ended December 31, 2021. Our income tax expense is primarily due to income taxes from certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States.

Our deferred tax assets and liabilities were as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Reserves and accruals	$3,149	$941
Lease liability	20,415	17,481
Stock-based compensation	6,000	3,969
Net operating losses	162,260	109,281
Payroll taxes	454	—
Depreciation of property, plant and equipment	1,958	576
Research and development credits	16,636	—
Deferred revenue	7,821	—
Deferred tax assets	218,693	132,248
Deferred Revenue	—	(673)
Right-of-use Asset	(19,073)	(16,160)
Amortization of intangible assets	(21,935)	(31,188)
State Taxes	(8,969)	(4,319)
Other	(4,724)	(133)
Deferred tax liabilities	$(54,701)	$(52,473)
Valuation allowance	(163,992)	(80,028)
Net deferred tax (liabilities) assets	$—	$(253)
As of December 31, 2021 and 2020, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $586.3 million and $395.9 million, respectively; and for state income tax purposes of approximately $482.5 million and $316.5 million, respectively. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2031. The state net operating loss carryforward, if not utilized, will begin to expire on various dates starting in 2022. The Company also has federal and California research and development credit carryforwards totaling $17.8 million and $6.6 million at December 31, 2021, respectively. The federal research and development credit carryforwards will begin to expire in 2034, unless previously utilized. The California research credits do not expire.

Based on all available evidence on a jurisdictional basis we believe that it is more likely than not that our deferred tax assets will not be utilized and have recorded a full valuation allowance against its net deferred tax assets. We assess on a periodic basis the likelihood that we will be able to recover its deferred tax assets. We consider all available evidence, both positive and negative, including historical losses, we determined that it is more likely than not that the net deferred tax assets will not be fully realizable for the years ended December 31, 2021 and 2020.
We have a valuation allowance for deferred tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future. During the year ended December 31, 2021, the valuation allowance related to the Company's deferred tax assets increased by $79.5 million.
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

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2021	2020
Balance at beginning of year	$3,186	$—
Increases related to prior year tax positions	3,113	2,328
Decreases related to prior year tax positions	(31)	—
Increases related to current year tax positions	1,540	858
Balance at end of year	$7,808	$3,186

The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above. The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $7.8 million and $3.0 million at December 31, 2021 and 2020, respectively. It would not impact the tax provision for year ended December 31, 2019. As of December 31, 2021, the Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months. Our policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on its consolidated balance sheet. To date, we have not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

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
Since the second quarter of 2020, we utilized the provision to defer payment of certain of our payroll taxes. Any deferred payments will be accrued for as a liability and included in our condensed consolidated balance sheet for the applicable period. As of December 31, 2021, we have accrued for $1.7 million in payroll tax deferrals related to the CARES Act.

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
Long-Lived Assets
The following table presents long-lived assets by geographic region:

	As of December 31,	As of December 31,
	2021	2020
	(in thousands)
United States	$122,375	$65,054
All other countries	44,586	30,925
Total long-lived assets	$166,961	$95,979

15.     Subsequent Events

On January 24, 2022 we entered into an agreement with the holders of restricted stock that had been sold in advance of vesting conditions to return the proceeds associated with the remaining 224,124 unvested shares as of December 31, 2021. On January 31, we received $10.7 million from these stockholders. We have recorded a receivable of $10.7 million as of December 31, 2021. These funds will be remitted in accordance with the original vesting schedule. The modification to the original award will be reflected subsequent to December 31, 2021. In February, one of the stockholders had a change in service as he converted from an employee to a contractor. Under the terms of his agreement, he is entitled to continued vesting of these awards as long as he provides continued service as a contractor. We have entered into a separate Consulting agreement with him. Due to the reduction in duties to be performed as a contractor, we will accelerate the remaining stock based compensation associated with his award to be recorded on his last day of service as an employee. See Note 11. Stockholders' Equity for additional information.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, due to the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2021.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, due to the material weaknesses described below, management concluded that our internal control over financial reporting is disclosure not effective as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Material Weaknesses

We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2020 which remains unremediated for the year ended December 31, 2021. The material weakness related to a lack of sufficient, qualified finance and accounting resources commensurate with the complexity of the Company's operations and financial reporting requirements. This control deficiency, aggregated with the other deficiencies, constitutes a material weakness and impacted our overall control environment.

We also identified a material weakness in our internal control over financial reporting during the quarter ended September 30, 2021 related to our accounting for internal-use software costs. The material weakness resulted from a lack of timely and complete identification of internal-use software costs for capitalization, for which we recorded out-of-period adjustments during the year ended December 31, 2021.

We also identified a material weakness in our internal control over financial reporting during the year ended December 31, 2021 related to the system implementation of our stock plan administration system. Specifically, certain of our systems controls were not designed to prevent the sale of unvested shares, which allowed certain holders of restricted stock to sell shares that had not yet vested.

The above material weaknesses resulted in misstatements to our financial statements, or could result in misstatements to our financial statements in the future, if not remediated. Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in the conformity with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8—Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Remediation Efforts with Respect to the Material Weaknesses

The process of implementing an effective system of internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations.

We continue to evaluate and implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The Audit Committee is fully engaged and supportive of management’s efforts to remediate the material weaknesses. These remediation actions are ongoing and include or are expected to include:

Actions related to the remediation of all material weaknesses in internal control over financial reporting, including the material weakness related to a lack of sufficient, qualified finance and accounting resources commensurate with the complexity of the Company's operations and financial reporting requirements:

•We appointed our new CFO in the third quarter of 2021, and we have recruited and hired several senior leaders in the finance and accounting teams since then. We will continue to hire, retain and oversee qualified finance and accounting resources at all levels to support the Company, including external advisors when appropriate.
•We are enhancing quarterly reporting of the remediation measures and progress to the Audit Committee of the Board of Directors.

Actions specific to the remediation of the material weakness in internal control over financial reporting during the quarter ended September 30, 2021 related to our accounting for internal-use software costs:

•We have and will continue to enhance our process and expand our review controls to ensure complete and timely identification of internal use software costs subject to capitalization.
•We have and will continue to implement additional training of finance, accounting and other Company personnel involved in this process.
•We will continue to work with qualified external advisors to support these efforts.

Actions specific to remediate the material weakness in internal control over financial reporting financial reporting during the year ended December 31, 2021 related to the design of controls for system implementations associated with a migration of our stock plan administration system:

•Updating the design and review of controls for system implementations.
•We have and will continue to leverage internal expertise in systems implementation for the design of controls for systems implementations.
•We will continue to work with qualified external advisors to support these efforts.

As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or modify the remediation plans described above. We believe that these actions will remediate the material weaknesses, however the weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes the foregoing plans will effectively remediate the deficiencies constituting the material weaknesses. However, there is no assurance as to when such remediation will be completed. As the remediation plans are or continue to be implemented, management may take additional measures or modify the plan elements described above.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses and remediation activities described above, there were no changes during the quarter ended December 31, 2021 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To the shareholders and the Board of Directors of Fastly, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fastly, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the related notes (collectively referred to as the “financial statements”) as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting:

Sufficiency of Finance and Accounting Resources - There is a lack of sufficient qualified finance and accounting resources commensurate with the complexity of the Company's operations and financial reporting requirements.

Accounting for Internal-Use Software Costs – Certain of the Company’s controls were not designed to identify on a timely basis qualified costs for capitalization as internal-use software, which resulted in the Company recording out-of-period adjustments during the fiscal year ended December 31, 2021.

System Implementation of Stock Plan Administration System – Certain of the Company’s systems controls were not designed to prevent the sale of unvested shares, which allowed certain holders of restricted stock to sell shares that had not yet vested.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
San Francisco, California
March 1, 2022

Item 9B.     Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated by reference to the sections of our proxy statement to be filed with the SEC no later than 120 days after December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders (the "Proxy Statement").

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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Reorganization, dated August 26, 2020.	8-K	001-38897	2.1	October 12, 2020
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
3.4	Amended and Restated Bylaws.	10-Q	001-38897	3.3	August 7, 2020
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.3.
4.3	Indenture, dated as of March 5, 2021, by and between Fastly, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38897	4.1	March 5, 2021
4.4	Form of Note, representing Fastly, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-38897	4.2	March 5, 2021
4.5	Description of Securities.					X
10.1+	2011 Equity Incentive Plan, as amended to date.	S-1	333-230953	10.2	April 19, 2019
10.2+	Forms of Option Agreement, Notice of Stock Option Grant, and Exercise Notice under 2011 Equity Incentive Plan.	S-1	333-230953	10.3	April 19, 2019
10.3+	2019 Equity Incentive Plan.	S-1/A	333-230953	10.4	May 6, 2019
10.4+	Forms of Option Agreement, Notice of Stock Option Grant, and Exercise Notice under 2019 Equity Incentive Plan.	S-1/A	333-230953	10.5	May 6, 2019
10.5+	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.	10-Q	001-38897	10.3	August 9, 2019
10.6+	2019 Employee Stock Purchase Plan.	S-1/A	333-230953	10.7	May 6, 2019
10.7	Form of Indemnification Agreement by and between Fastly, Inc. and each of its directors and executive officers.	S-1/A	333-230953	10.8	May 6, 2019
10.8+	Cash Incentive Bonus Plan.	S-1/A	333-230953	10.9	May 6, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9+	Employment Terms by and between Fastly, Inc. and Artur Bergman, dated May 3, 2019.	S-1/A	333-230953	10.10	May 6, 2019
10.10+	Transition and Separation Agreement by and between Fastly, Inc. and Adriel Lares, dated May 4, 2021.	8-K	001-38897	10.1	May 5, 2021
10.11+	Offer Letter Agreement, by and between Fastly, Inc. and Paul Luongo, dated November 27, 2013.	S-1	333-230953	10.13	April 19, 2019
10.12	Office Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated August 22, 2014.	S-1	333-230953	10.17	April 19, 2019
10.13	First Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated May 27, 2015.	S-1	333-230953	10.18	April 19, 2019
10.14	Second Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated March 11, 2019.	S-1	333-230953	10.32	April 19, 2019
10.15+	Executive Change in Control and Severance Benefit Plan.	S-1/A	333-230953	10.31	May 6, 2019
10.16+	Non-Employee Director Compensation Policy, as amended.	8-K	001-38897	99.1	November 3, 2021
10.17	Stock Ownership Guidelines.	S-1/A	333-230953	10.33	May 6, 2019
10.18+	Employment Agreement, by and between Fastly International (Holdings) Ltd. and Joshua Bixby dated February 19, 2020.	8-K	001-38897	10.1	February 20, 2020
10.19+	Equity Offer Letter, by and between Fastly, Inc. and Joshua Bixby dated February 19, 2020.	8-K	001-38897	10.2	February 20, 2020
10.20+	Modification to Offer Letter Agreement, by and between Fastly, Inc. and Artur Bergman dated February 19, 2020.	8-K	001-38897	10.3	February 20, 2020
10.21+	Signal Sciences Corp. 2014 Stock Option and Grant Plan.	S-8	333-249504	99.1	October 10, 2020
10.22	Senior Secured Credit Facilities Credit Agreement, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of February 16, 2021.	10-K	001-38897	10.23	March 1, 2021
10.23+	Offer Letter Agreement, by and between Fastly, Inc. and Brett Shirk, dated February 9, 2021.					X
10.24+	Offer Letter by and between Fastly, Inc. and Ronald W. Kisling, dated June 22, 2021.	8-K	001-38897	10.1	June 29, 2021
21.1	Subsidiaries of the Registrant.	10-K	001-38897	21.1	March 1, 2021
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained on the signature page of this report).					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

FASTLY, INC.

Date:	March 1, 2022	By:	/s/ Joshua Bixby
Joshua Bixby Chief Executive Officer (Principal Executive Officer)

Date:	March 1, 2022	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua Bixby and Ronald W. Kisling, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Bixby	Chief Executive Officer and Director	March 1, 2022
Joshua Bixby	(Principal Executive Officer)

/s/ Ronald W. Kisling	Chief Financial Officer	March 1, 2022
Ronald W. Kisling	(Principal Financial Officer and Principal Accounting Officer)

/s/ Artur Bergman	Chief Architect, Executive Chairperson and Chairperson of the	March 1, 2022
Artur Bergman	Board of Directors

/s/ Aida Álvarez	Director	March 1, 2022
Aida Álvarez

/s/ Richard Daniels	Director	March 1, 2022
Richard Daniels

/s/ David Hornik	Director	March 1, 2022
David Hornik

/s/ Paula Loop	Director	March 1, 2022
Paula Loop

/s/ Charles Meyers	Director	March 1, 2022
Charles Meyers

/s/ Christopher B. Paisley	Director	March 1, 2022
Christopher B. Paisley

/s/ Vanessa Smith	Director	March 1, 2022
Vanessa Smith