Form 10-Q
period 2022-03-31
Fastly, Inc.
filed 2022-05-05
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, 120.9 million shares of the registrants’ Class A common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "will," "would," or the negative of these terms or other similar expressions.
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
•our ability to identify and integrate acquisitions, strategic investments, partnerships, or alliances;
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
•the impact of the ongoing COVID-19 pandemic on our business, operations, and the markets and communities in which us, our partners, and our customers operate;
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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.investors.fastly.com), our filings with the Securities and Exchange Commission, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about us, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in us to review the information that we make available on our website.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$245,794	$166,068
Marketable securities, current	393,950	361,795
Accounts receivable, net of allowance for credit losses of $3,403 and $3,311 as of March 31, 2022 and December 31, 2021, respectively	73,717	64,625
Prepaid expenses and other current assets	23,616	32,160
Total current assets	737,077	624,648
Property and equipment, net	174,550	166,961
Operating lease right-of-use assets, net	63,455	69,631
Goodwill	637,570	636,805
Intangible assets, net	97,287	102,596
Marketable securities, non-current	394,464	528,911
Other assets	30,020	29,468
Total assets	$2,134,423	$2,159,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,248	$9,257
Accrued expenses	49,902	36,112
Finance lease liabilities, current	26,766	21,125
Operating lease liabilities, current	18,688	20,271
Other current liabilities	36,569	45,107
Total current liabilities	140,173	131,872
Long-term debt	934,121	933,205
Finance lease liabilities, noncurrent	28,867	22,293
Operating lease liabilities, noncurrent	52,334	55,114
Other long-term liabilities	2,205	2,583
Total liabilities	1,157,700	1,145,067
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock	2	2
Additional paid-in capital	1,561,371	1,527,468
Accumulated other comprehensive loss	(9,496)	(2,627)
Accumulated deficit	(575,154)	(510,890)
Total stockholders’ equity	976,723	1,013,953
Total liabilities and stockholders’ equity	$2,134,423	$2,159,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2022	2021
Revenue	$102,382	$84,852
Cost of revenue	53,915	37,494
Gross profit	48,467	47,358
Operating expenses:
Research and development	40,437	28,988
Sales and marketing	41,480	34,872
General and administrative	29,554	33,461
Total operating expenses	111,471	97,321
Loss from operations	(63,004)	(49,963)
Interest income	681	174
Interest expense	(1,622)	(661)
Other expense	(279)	(64)
Loss before income taxes	(64,224)	(50,514)
Income tax expense	40	169
Net loss	$(64,264)	$(50,683)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.44)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	119,673	114,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended March 31,
	2022	2021
Net loss	$(64,264)	$(50,683)
Other comprehensive loss:
Foreign currency translation loss	$(187)	$(65)
Loss on investments in available-for-sale-securities	(6,682)	(78)
Total other comprehensive loss	$(6,869)	$(143)
Comprehensive loss	$(71,133)	$(50,826)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended March 31, 2022
	Common Stock—Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	118,811	$2	$1,527,468	$(2,627)	$(510,890)	$1,013,953
Exercise of stock options	1,351	—	3,048	—	—	3,048
Vesting of restricted stock units	577	—	—	—	—	—
Vesting of restricted stock awards	38	—	—	—	—	—
Stock-based compensation	—	—	30,855	—	—	30,855
Net loss	—	—	—	—	(64,264)	(64,264)
Other comprehensive loss	—	—	—	(6,869)	—	(6,869)
Balance at March 31, 2022	120,777	$2	$1,561,371	$(9,496)	$(575,154)	$976,723

	Three months ended March 31, 2021
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	103,394	$1	10,229	$1	$1,350,050	$6	$(288,193)	$1,061,865
Exercise of stock options	601	—	—	—	2,719	—	—	2,719
Vesting of early exercised stock options	—	—	14	—	64	—	—	64
Vesting of restricted stock units	490	—	—	—	—	—	—	—
Vesting of restricted stock awards	112	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	31,212	—	—	31,212
Conversion of Class B to Class A Stock	352	—	(352)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(50,683)	(50,683)
Other comprehensive loss	—	—	—	—	—	(143)	—	(143)
Balance as of March 31, 2021	104,950	$1	9,891	$1	$1,384,045	$(137)	$(338,876)	$1,045,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(64,264)	$(50,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,850	6,419
Amortization of intangible assets	5,309	5,363
Amortization of right-of-use assets and other	6,839	6,357
Amortization of debt discount and issuance costs	964	332
Amortization of deferred contract costs	1,851	1,411
Stock-based compensation	40,022	30,838
Provision for credit losses	127	(420)
Interest on finance lease	(591)	(330)
Loss on disposals of property and equipment	268	27
Amortization and accretion of discounts and premiums on investments	957	—
Other adjustments	128	64
Changes in operating assets and liabilities:
Accounts receivable	(9,219)	(1,685)
Prepaid expenses and other current assets	(2,111)	(1,680)
Other assets	(2,451)	(2,952)
Accounts payable	(2,492)	2,119
Accrued expenses	4,891	(755)
Operating lease liabilities	(6,557)	(6,365)
Other liabilities	3,289	1,071
Net cash used in operating activities	(13,190)	(10,869)
Cash flows from investing activities:
Purchases of marketable securities	(148,193)	(64,331)
Sales of marketable securities	2,301	12,497
Maturities of marketable securities	240,547	25,503
Business acquisitions, net of cash acquired	(775)	—
Purchases of property and equipment	(2,387)	(8,079)
Capitalized internal-use software	(3,810)	(989)
Net cash provided by (used in) investing activities	87,683	(35,399)
Cash flows from financing activities:
Issuance of convertible note, net of issuance costs	—	930,775
Payments of other debt issuance costs	—	(1,351)
Repayments of finance lease liabilities	(7,159)	(2,951)
Cash received for restricted stock sold in advance of vesting conditions	10,655	—
Cash paid for early sale of restricted shares	(3,498)	—
Proceeds from exercise of vested stock options	3,048	2,719
Proceeds from employee stock purchase plan	2,406	3,071
Net cash provided by financing activities	5,452	932,263
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(219)	(112)
Net increase in cash, cash equivalents, and restricted cash	79,726	885,883
Cash, cash equivalents, and restricted cash at beginning of period	166,961	63,880
Cash, cash equivalents, and restricted cash at end of period	$246,687	$949,763

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Three months ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$592	$355
Property and equipment additions not yet paid in cash	$9,084	$750
Stock-based compensation capitalized to internal-use software	$1,415	$374
Assets obtained in exchange for operating lease obligations	$2,088	$8,824
Assets obtained in exchange for finance lease obligations	$19,374	$2,009

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$245,794	$948,783
Restricted cash, current	—	87
Restricted cash, non-current	893	893
Total cash, cash equivalents, and restricted cash	$246,687	$949,763

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. As of March 31, 2022, the Company's edge network spans across 75 markets around the world. The Company was incorporated in Delaware in 2011 and is headquartered in San Francisco, California.
As used herein, "Fastly," "we," "our," "the Company," and similar terms include Fastly, Inc. and its subsidiaries, unless the context indicates otherwise.
Conversion of dual class common stock structure
On July 12, 2021, all outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock (the "Conversion"), pursuant to the terms of the Company's amended and restated certificate of incorporation (the "Certificate"). Upon the Conversion, outstanding options denominated in shares of Class B common stock issued under any of its equity incentive plans remained unchanged, except that they now represent the right to receive shares of Class A common stock on exercise. In accordance with the Certificate, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by us.
2.     Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022. The Company's condensed consolidated financial statements include its accounts and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company's condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of its quarterly results. The Company's condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Certain changes to presentation have been made to conform the prior period presentation to the current period reporting. Such reclassifications did not affect the condensed consolidated balance sheets, total revenues, operating income, or net income.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable.
Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2022. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company's consolidated financial statements in future reporting periods.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies as compared to those described in “Note 2 – Summary of Significant Accounting Policies” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recently Adopted and Issued Accounting Pronouncements
The Company has not adopted any new accounting pronouncements in the three months ended March 31, 2022. Other recently issued accounting pronouncements are not expected to have a material impact on its condensed consolidated financial statements.
Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable.
The Company's cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. The primary focus of its investment strategy is to preserve capital and meet liquidity requirements. The Company's investment policy limits the amount of credit exposure with any one financial institution or commercial issuer.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company's customer base consists of a large number of geographically dispersed customers diversified across several industries. In the three months ended March 31, 2022 and March 31, 2021, no customer accounted for more than 10% of revenue. As of March 31, 2022 and December 31, 2021, no customer accounted for more than 10% of the total accounts receivable balance.
3. Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for both the three months ended March 31, 2022 and March 31, 2021. The following table presents the Company's net revenue by geographic region:

	Three months ended March 31,
	2022	2021
	(in thousands)
United States	$75,614	$62,734
Asia Pacific	11,720	9,154
Europe	9,353	9,640
All other	5,695	3,324
Total revenue	$102,382	$84,852
The majority of the Company's revenue is derived from enterprise customers, which are defined as customers with revenue in excess of $100,000 over the previous 12-month period. The following table presents its net revenue for enterprise and non-enterprise customers:

	Three months ended March 31,
	2022	2021
	(in thousands)
Enterprise customers	$91,101	$75,465
Non-enterprise customers	11,281	9,387
Total revenue	$102,382	$84,852

Contract balances
The following table presents the Company's contract assets and contract liabilities as of March 31, 2022 and as of December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Contract assets	$56	$89
Contract liabilities	$30,660	$28,907
The Company's payment terms and conditions vary by contract type. Payment terms on invoiced amounts are at a weighted average of 40 days.
The following table presents the revenue recognized during the three months ended March 31, 2022 and 2021 from amounts included in the contract liability at the beginning of the period:

	Three months ended March 31,
	2022	2021
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$9,238	$5,903
Remaining performance obligations
As of March 31, 2022, the Company had $157.5 million of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods, respectively. As of March 31, 2022, the Company expects to recognize approximately 78% of this balance over the next 12 months in the Company's condensed consolidated statement of operations and comprehensive loss. The typical contract term is one year, although terms may vary by contract.
Costs to obtain a contract
As of March 31, 2022 and December 31, 2021, the Company's costs to obtain contracts were as follows:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Deferred contract costs, net	$26,061	$23,830
During the three months ended March 31, 2022 and 2021, the Company recognized $1.9 million and $1.4 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying Condensed Consolidated Statements of Operations.

4.     Investments and Fair Value Measurements
The Company's cash equivalents include investments with a remaining maturity date of three months or less. As of March 31, 2022 and December 31, 2021, all of its securities are classified as available-for-sale.
The Company's total cash, cash equivalents and marketable securities as of March 31, 2022 and December 31, 2021 consisted of the following:

	As of March 31,	As of December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents:
Cash	$118,014	$134,774
Money market funds	66,792	31,294
U.S. Treasury securities	60,988	—
Total cash and cash equivalents	$245,794	$166,068
Marketable securities:
U.S. Treasury securities	$235,623	$184,946
Corporate notes and bonds	23,734	11,327
Commercial paper	80,904	124,089
Asset-backed securities	21,438	21,576
Municipal securities	2,249	2,250
Foreign government and supranational securities	30,002	17,607
Total marketable securities, current (1)	$393,950	$361,795
U.S. Treasury securities	122,556	239,528
Corporate notes and bonds	187,792	197,298
Asset-backed securities	81,871	77,142
Municipal securities	2,245	2,312
Foreign government and supranational securities	—	12,631
Total marketable securities, non-current (2)	$394,464	$528,911
Total marketable securities	$788,414	$890,706
Total cash, cash equivalents and marketable securities	$1,034,208	$1,056,774
(1)The Company classifies its marketable securities as current, where it intends to hold the securities for less than 12 months.
(2)The Company classifies its marketable securities are non-current, where it intends to hold the securities for longer than 12 months.

Available-for-Sale Investments
The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$362,746	$—	$(4,567)	$358,179
Corporate notes and bonds	215,096	—	(3,570)	211,526
Commercial paper	80,904	—	—	80,904
Asset-backed securities	103,795	—	(486)	103,309
Municipal securities	4,576	—	(82)	4,494
Foreign government and supranational securities	30,221	—	(219)	30,002
Total available-for-sale investments	$797,338	$—	$(8,924)	$788,414

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$425,560	$1	$(1,086)	$424,475
Corporate notes and bonds	209,550	—	(925)	208,625
Commercial paper	124,098	—	(9)	124,089
Asset-backed securities	98,857	—	(140)	98,717
Municipal securities	4,577	—	(15)	4,562
Foreign government and supranational securities	30,306	—	(68)	30,238
Total available-for-sale investments	$892,948	$1	$(2,243)	$890,706
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive (loss) income into investment income during the three months ended March 31, 2022 and 2021. There were no securities in a continuous loss position for 12 months or longer as of March 31, 2022 and December 31, 2021. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables above, as the Company believes that the decrease in fair value of these securities is temporary.
Fair Value of Financial Instruments
For certain of the Company's financial instruments, including cash held in banks, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below.
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
The Company measures its cash equivalents, marketable securities, and restricted cash at fair value. The Company classifies its cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The fair value of the Company's Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of the Company's Level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including the readily available pricing sources for the identical underlying security that may not be actively traded.
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$66,792	$—	$—	$66,792
U.S. Treasury securities	—	60,988	—	60,988
Total cash equivalents	66,792	60,988	—	127,780
Marketable securities:
Corporate notes and bonds	—	211,526	—	211,526
Commercial paper	—	80,904	—	80,904
U.S. Treasury securities	—	358,179	—	358,179
Municipal securities	—	4,494	—	4,494
Asset-backed securities	—	103,309	—	103,309
Foreign government and supranational securities	—	30,002	—	30,002
Total marketable securities	—	788,414	—	788,414
Restricted cash:
Restricted cash, non-current	893	—	—	893
Total restricted cash	893	—	—	893
Total financial assets	$67,685	$849,402	$—	$917,087

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$31,294	$—	$—	$31,294
Total cash equivalents	31,294	—	—	31,294
Marketable securities:
U.S. Treasury securities	—	424,475	—	424,475
Corporate notes and bonds	—	208,625	—	208,625
Commercial paper	—	124,089	—	124,089
Asset-backed securities	—	98,717	—	98,717
Municipal securities	—	4,562	—	4,562
Foreign government and supranational securities	—	30,238	—	30,238
Total marketable securities	—	890,706	—	890,706
Restricted cash:
Restricted cash, non-current	893	—	—	893
Total restricted cash	893	—	—	893
Total financial assets	$32,187	$890,706	$—	$922,893
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
As of both March 31, 2022 and December 31, 2021, the Company had $0.9 million in restricted cash, consisting of letters of credit related to lease arrangements that are collateralized by restricted cash. This amount is classified as non-current in line with the remaining term of the lease and is included in other assets on the Company's Condensed Consolidated Balance Sheets.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three months ended March 31, 2022 and 2021.
5.     Balance Sheet Information
Property and equipment, net
Property and equipment, net consisted of the following:

	As of March 31,	As of December 31,
	2022	2021
	(in thousands)
Computer and networking equipment	$217,448	$207,575
Leasehold improvements	5,099	4,631
Furniture and fixtures	1,310	1,606
Office equipment	757	654
Internal-use software	45,570	40,345
Property and equipment, gross	$270,184	$254,811
Accumulated depreciation and amortization	(95,634)	(87,850)
Property and equipment, net	$174,550	$166,961

Depreciation on property and equipment for the three months ended March 31, 2022 and 2021 was approximately $9.9 million and $6.4 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $1.5 million and $0.9 million, respectively, for the three months ended March 31, 2022 and 2021.
As of March 31, 2022 and December 31, 2021, the unamortized balance of capitalized internal-use software costs on the Company's Condensed Consolidated Balance Sheets was approximately $31.6 million and $27.9 million, respectively.
The Company leases certain networking equipment from various third parties, through equipment finance leases. The Company's networking equipment assets as of March 31, 2022 and December 31, 2021, included a total of $85.3 million and $67.8 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $17.1 million and $14.4 million as of March 31, 2022 and December 31, 2021, respectively.
Other assets
Other assets consisted of the following:

	As of March 31,	As of December 31,
	2022	2021
	(in thousands)
Deferred contract costs, net	$26,061	$23,830
Restricted cash	893	893
Other assets	3,066	4,745
Total other assets	$30,020	$29,468
Accrued expenses
Accrued expenses consisted of the following:

	As of March 31,	As of December 31,
	2022	2021
	(in thousands)
Accrued compensation and related benefits	$23,126	$13,543
Accrued colocation and bandwidth costs	10,236	10,205
Sales and use tax liabilities	8,525	8,070
Other accrued liabilities	8,015	4,294
Total accrued expenses	$49,902	$36,112
Other Current Liabilities
Other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2022	2021
	(in thousands)
Deferred revenue, current	$28,455	$26,421
Accrued computer and networking equipment	7,408	18,081
Other current liabilities	706	605
Total other current liabilities	$36,569	$45,107

6.     Leases
The Company has operating leases for corporate offices and data centers ("colocation leases"), and finance leases for networking equipment. The Company's leases have remaining lease terms ranging from 1 to 6 years, some of which include options to extend the leases. The Company also subleases a portion of its corporate office spaces. The Company's subleases have remaining lease terms of 2.5 years. Its sublease income was $0.3 million for both the three months ended March 31, 2022, and 2021.
The Company's components of lease cost were as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Operating lease cost:
Operating lease cost	$6,802	$6,352
Variable lease cost	2,772	1,358
Total operating lease costs	$9,574	$7,710

Finance lease cost:
Amortization of assets under finance lease	$3,263	$1,234
Interest	655	330
Total finance lease costs	$3,918	$1,564
Other information related to leases was as follows:

	As of March 31,	As of As of December 31,
	2022	2021
Weighted Average Remaining Lease Term (in years):
Operating leases	4.30	4.41
Finance leases	2.28	2.23

Weighted Average Discount Rate:
Operating leases	5.20%	5.20%
Finance leases	4.77%	4.86%
Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2022	$17,764	$22,405
2023	18,726	23,493
2024	15,815	12,132
2025	15,116	638
2026	14,994	—
Thereafter	8,824	—
Total future minimum lease payments	$91,239	$58,668
Less: imputed interest	(8,869)	(3,035)
Total liability	$82,370	$55,633
As of March 31, 2022, the Company had undiscounted commitments of $11.1 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2022 with lease terms of 1 to 6 years.

7.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2022 are as follows:

Three months ended March 31, 2022
(in thousands)
Balance as of December 31, 2021	$636,805
Goodwill acquired	775
Foreign currency translation and other adjustments	(10)
Balance as of March 31, 2022	$637,570
The Company did not record an impairment charge on goodwill during both the three months ended March 31, 2022 and 2021.
As of March 31, 2022 and December 31, 2021, the Company's intangible assets consisted of the following:

	As of March 31, 2022			As of December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,100	$(12,957)	$56,143	$69,100	$(10,797)	$58,303
Developed technology	49,500	(14,850)	34,650	49,500	(12,375)	37,125
Trade names	3,300	(1,650)	1,650	3,300	(1,375)	1,925
Internet protocol addresses	4,984	(1,097)	3,887	4,984	(973)	4,011
Backlog	2,200	(1,650)	550	2,200	(1,375)	825
In-process research and development ("IPR&D")	368	—	368	368	—	368
Domain name	39	—	39	39	—	39
Total intangible assets	$129,491	$(32,204)	$97,287	$129,491	$(26,895)	$102,596
The Company's customer relationships, developed technology, trade names, internet protocol addresses, backlog and domain name intangible assets are subject to amortization. IPR&D intangible asset is indefinite-lived and not subject to amortization. Amortization expense was $5.3 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively.
The Company did not purchase any intangible assets during the three months ended March 31, 2022 and 2021. The Company did not record any impairment charges on its intangible assets during both the three months ended March 31, 2022 and 2021.

The expected amortization expense of intangible assets subject to amortization as of March 31, 2022 is as follows:

As of March 31, 2022
(in thousands)
Remainder of 2022	$15,672
2023	19,874
2024	19,040
2025	16,561
2026	9,065
Thereafter	16,707
Total	$96,919
8.     Debt Instruments
Senior Secured Credit Facilities Agreement
On February 16, 2021, the Company entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million with a maturity date of February 16, 2024. The Company recorded $0.6 million of debt issuance costs associated with the Credit Agreement in other assets on the Company's condensed consolidated balance sheet. The Credit Agreement bears interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% - 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% - 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. In addition, the Company's Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if the Company's consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. The Credit Agreement requires the Company to comply with these affirmative and negative covenants and the Company was in compliance with all covenants as of March 31, 2022. During the three months ended March 31, 2022 and 2021, no amounts were drawn down on the Company's Credit Agreement. As of March 31, 2022 and December 31, 2021, no amounts were outstanding under the Credit Agreement.
Convertible Senior Notes
On March 5, 2021, the Company issued approximately $948.8 million aggregate principal amount of the Company's 0% convertible senior notes due 2026 (the “Notes”), including the exercise in full by the initial purchasers of their option to purchase up to an additional approximately $123.8 million principal amount of the Notes. The Notes were issued in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. The Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The net proceeds from the issuance of the Notes were approximately $930.0 million after deducting the initial purchasers’ discounts and transaction costs.
The Company may not redeem the Notes prior to March 20, 2024. On or after March 20, 2024, the Company may redeem for cash, all or any portion of the Notes, at the Company's option, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is provided for the Notes.
Holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company's Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price, as defined in the indenture agreement governing the Note filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2021, per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company's election. The initial conversion rate is 9.7272 shares of Class A common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $102.80 per share of Class A common stock. The conversion rate is subject to adjustment as described in the indenture governing the Notes but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date of the Notes or if the Company delivers a notice of redemption in respect of the Notes, the Company will, in certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes, in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
The indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. If the Company undergoes a fundamental change, as defined in the indenture agreement governing the Notes, then subject to certain conditions and except as described in the indenture governing the Notes, holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
The Company evaluated the terms of its debt and concluded that the instrument does not require separation and that there were no other derivatives that required separation. As such, the Company has combined these features with the host contract and the Company accounts for its convertible debt as a single liability in long-term debt on its condensed consolidated balance sheet. The initial purchasers' discounts and transaction costs of $18.6 million incurred related to the issuance of the Notes were classified as liability and represents the difference between the principal amount of the Notes and the liability component (the “debt discount”), which is amortized to interest expense using the effective interest method over the term of the Notes.
As of March 31, 2022, the conversion conditions have not been met and therefore the Notes are not yet convertible.
The following table reflects the carrying values of the debt agreements as of March 31, 2022:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)	(in thousands)
Convertible Senior notes (effective interest rate of 0.40%)
Principal amount	$948,750	$948,750
Less: unamortized debt issuance costs	(14,629)	(15,545)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$934,121	$933,205
For the three months ended March 31, 2022 and 2021, interest expense related to the Company's debt obligations was $1.0 million and $0.2 million.
9.     Commitments and Contingencies
Purchase Commitments
As of March 31, 2022, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors). The Company also has long-term commitments for various non-cancelable software as a service ("SaaS") agreements.

Aside from the Company's finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 6—Leases, the minimum future commitments related to its purchase commitments as of March 31, 2022 were as follows:

	Cost of Revenue Commitments	SaaS Agreements	Total Purchase Commitments
	(in thousands)
Remainder of 2022	$28,717	$11,143	$39,860
2023	13,208	16,296	29,504
2024	9,381	1,815	11,196
2025	846	393	1,239
2026	250	—	250
Thereafter	—	—	—
Total	$52,402	$29,647	$82,049
Sales and Use Tax Reserve
The Company conducts its operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company's operations. The Company is subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, the Company has not billed or collected these taxes and, in accordance with U.S. GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, the Company has recorded a liability of $7.7 million and $7.5 million as of March 31, 2022 and December 31, 2021, respectively. These estimates are based on several key assumptions, including the taxability of the Company's products, the jurisdictions in which the Company believe it has nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge the Company's assumptions and analysis, its actual exposure could differ materially from its current estimates.
Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material effect on the Company's business, results of operations, financial condition, or cash flows. As of March 31, 2022, the Company has not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
Indemnification
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with its provision of its services. Generally, these obligations are limited to claims relating to infringement of a patent, copyright, or other intellectual property right, breach of the Company's security or data protection obligations, or its negligence, willful misconduct, or violation of law. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally for the duration of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third-party claims relating to the Company's services and could limit its exposure in that respect.
The Company have agreed to indemnify each of its officers and directors during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is, was, or has agreed to serve as an officer or director of the Company. The Company have director and officer insurance policies that may limit its exposure and may enable us to recover a portion of certain future amounts paid.

To date, the Company has not encountered material costs as a result of such indemnification obligations and have not accrued any related liabilities in its financial statements. In assessing whether to establish an accrual, the Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

10.     Stockholders' Equity
Equity Incentive Plans
The Company maintains four equity incentive plans: the 2019 Equity Incentive Plan (the "2019 Plan"), 2011 Equity Incentive Plan ("2011 Plan"), Employee Stock Purchase Plan ("ESPP") and the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”). The 2019 Plan became effective in May 2019 and replaced the 2011 Plan. The Company's 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units ("RSUs"), restricted stock awards, performance-based stock awards ("PSUs"), and other forms of equity compensation, which are collectively referred to as stock awards to its employees, directors, and consultants.
As of March 31, 2022 and December 31, 2021, there were 20.6 million and 15.9 million Class A common stock available for issuance under the 2019 Plan, respectively. As of March 31, 2022 and December 31, 2021, 120.8 million and 118.8 million shares of Class A common stock were issued and outstanding, respectively.
Stock Options
Options granted under the 2011 Plan and 2019 Plan are exercisable for Class A common stock and generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service. Due to the Conversion on July 12, 2021, options granted under the 2011 Plan are now exercisable for Class A common stock.
Forfeitures are recognized as they occur.
The following table summarizes stock option activity during the three months ended March 31, 2022:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2021	4,369	$5.07	5.10	$132,721
Granted	—	—		—
Exercised	(1,351)	2.26		—
Cancelled/forfeited	(68)	10.81		—
Outstanding at March 31, 2022	2,950	$6.23	5.40	$33,223
Vested and exercisable at March 31, 2022	2,430	$5.42	5.10	$29,274
During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense from stock options of approximately $1.7 million and $3.7 million, respectively.
Restricted Stock Units ("RSUs")
The Company began granting RSUs under the 2019 Plan during the fiscal year ended December 31, 2019. The fair value of RSUs is based on the grant date fair value and is expensed on a straight-line basis over the applicable vesting period. RSUs granted to new hires typically vest over four years, at the rate of 25% on the first anniversary of the vest date and ratably on a quarterly basis over the remaining 36-month period thereafter. RSUs granted to existing employees typically vest in equal quarterly installments over a four year service period. All vesting is contingent on continued service. Forfeitures are recognized as they occur.

The following table summarizes RSU activity during the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2021	5,285	$42.80
Granted	1,285	24.72
Vested	(577)	40.95
Cancelled/forfeited	(316)	46.04
Unvested RSUs as of March 31, 2022	5,677	$38.73
During the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense related to RSUs of $21.8 million and $13.2 million, respectively.
Stock Subject to Revest ("Revest Shares")
In conjunction with a prior acquisition in fiscal 2020, a restriction was placed on 896,499 shares belonging to the three co-founders which are subject to revesting on a quarterly basis over a 2 year period.
The following table summarizes the activity related to the revest shares during the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested revest shares as of December 31, 2021	336	$97.84
Granted	—	—
Modification of shares subject to revest	(224)	97.84
Vested	(38)	97.84
Cancelled/forfeited	—	—
Unvested revest shares as of March 31, 2022	74	$97.84
For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense related to revest shares of $12.9 million and $11.0 million, respectively.
On January 24, 2022, the Company entered into an agreement with certain holders of restricted stock, who had sold their awards in advance of its vesting conditions, in order to return the proceeds associated with the remaining 224,124 unvested shares as of December 31, 2021. These stockholders are eligible to continue vesting under the original agreements as long as they have continued service as either an employee or consultant. On January 31, 2022, the Company received $10.7 million from these stockholders related to the settlement of the matter, which the Company classified as unrestricted cash on its condensed consolidated balance sheets. This amount will similarly be returned to the holders in accordance with the vesting under the original agreements. Correspondingly, the Company reclassified the award from equity to liability as the award will now be settled for the fixed monetary amount received, rather than a release of the restrictions on shares.
In February, one of the stockholders had a change in employment status and the Company accelerated the remaining stock based compensation associated with his awards on his last day of service as an employee as his services under the modified arrangement were not substantive. For the three months ended March 31, 2022, the Company recognized stock-based compensation expense of $5.6 million associated with the modification of these awards.
Performance-Based Restricted Stock Units ("PSUs")
Performance stock awards for executive officers
In February 2021, pursuant to the Company’s 2019 Equity Incentive Plan, the Company granted shares of PSUs to certain employees of the Company, which are to vest based on the level of achievement of certain Company and individual targets related to the Company's operating plan for the fiscal year 2021 ("2021 operating plan"). In February, 2022, the

Company concluded that the minimum target performance to be eligible for vesting under the 2021 Operating Plan was not attained, and as such, none of the 2021 PSUs were eligible to vest and the awards were cancelled.
In February 2022, pursuant to the Company's 2019 Equity Incentive Plan, the company granted certain employees shares of PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company's operating plan for the fiscal year 2022. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees' requisite service period.
As of March 31, 2022, the Company had recognized $0.5 million of stock-based compensation expense associated with these awards. For the three months ended March 31, 2021, the Company recognized $2.1 million stock-based compensation expense related to the PSUs based on its expected attainment at the time.
2022 Bonus Program
On February 11, 2022, the Compensation Committee approved a company-wide bonus program ("2022 Bonus Program"), including the performance targets, for the current fiscal year to most of the Company's employees on active payroll in fiscal year 2022. Shares awarded under the program will be in the Company's RSUs ("Payout") and will be based on the final attainment of Company-wide performance targets which are tied to its operating plan for fiscal 2022. Payout will vary linearly between 50%, 100% and 150% based on the achievement of these targets. Employees are required to be employed through the Payout date to earn the awards.

In addition, certain employees were granted dollar bonus amounts, which are to be paid out RSUs. The number of RSUs released will be determined using the average trading price of the Company's stock in the month prior to the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees requisite service period, based on the expected attainment of the Company-wide targets. As of March 31, 2022, the Company had accrued for $3.3 million associated with these awards.
Employee Share Purchase Program ("ESPP")
The ESPP allows eligible employees to purchase shares of the Company's common stock through payroll deductions of up to 15% of their eligible compensation. The ESPP provides for six-month offering periods, commencing in May and November of each year. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the date of purchase.
    During the three months ended March 31, 2022 and 2021, the Company withheld $2.4 million and $3.4 million in contributions from employees, respectively, and recognized $1.1 million and $1.2 million in stock-based compensation expense related to the ESPP, respectively. No common stock was issued under the ESPP in the three months ended March 31, 2022, nor in the three months ended March 31, 2021.
Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$2,946	$1,186
Research and development	18,589	7,958
Sales and marketing	10,094	5,008
General and administrative	8,393	16,686
Total stock-based compensation expense	$40,022	$30,838

For the three months ended March 31, 2022 and 2021, the Company capitalized $1.4 million and $0.4 million of stock-based compensation expense, respectively.
For the three months ended March 31, 2022, the Company recognized $10.5 million of stock-based compensation expense associated with liability classified awards related to the 2022 Bonus Program and certain of the Company's Revest Shares that were modified. For the three months ended March 31, 2021, the Company did not recognize any stock-based compensation expense associated with liability classified awards.
11.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
On July 12, 2021, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by the Company. Prior to that date, the Company computed net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights of the holders of the Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Accordingly, the Class A common stock and Class B common stock share equally in the Company's net losses.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three months ended March 31,
	2022	2021
	Class A	Class A	Class B
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(64,264)	$(46,184)	$(4,499)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	119,673	104,002	10,132
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.44)	$(0.44)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Number of Shares
	As of March 31,
	2022	2021
	(in thousands)
Stock options	2,950	6,280
RSUs	5,677	4,381
PSUs	218	128
Revest shares	74	672
Early exercised stock options	—	77
Shares issuable pursuant to the ESPP	329	92
Convertible senior notes (if-converted)	9,229	9,229
Total	18,477	20,859
The dilution table above excludes RSUs to be awarded under the Company's 2022 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2023. Refer to Note 10 — Stockholders' Equity for further details on the Company's 2022 Bonus Program.
Accumulated Other Comprehensive (Loss) Income
For the three months ended March 31 2022 and 2021, components of accumulated other comprehensive (loss) income, net of taxes, were as follows (in thousands):

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustment	Total
Balance, December 31, 2021	(2,242)	(385)	(2,627)
Foreign currency translation adjustment	—	(187)	(187)
Unrealized loss on available-for-sale securities	(6,682)	—	(6,682)
Balance, March 31, 2022	(8,924)	(572)	(9,496)

	Unrealized Gain on Available-for-Sale Securities	Foreign Currency Translation Adjustment	Total
Balance, December 31, 2020	105	(99)	6
Foreign currency translation adjustment	—	(65)	(65)
Unrealized loss on available-for-sale securities	(78)	—	(78)
Balance, March 31, 2021	27	(164)	(137)

There were no material reclassifications out of accumulated other comprehensive (loss) income during three months ended March 31, 2022 and 2021. Additionally, there was no material tax impact on the amounts presented.

12.     Income Taxes
The Company's provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
In the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $0.04 million and $0.2 million, respectively. The Company continues to maintain a full valuation allowance on the Company's U.S. Federal and state net deferred tax assets. The tax expense for the three months ended March 31, 2022 and 2021 was primarily due to foreign tax expense.

13.     Information About Revenue and Geographic Areas
The Company has determined that it operates under one business unit with no segment managers who are held accountable for operations, operating results, or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure.
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3, "Revenue" for more information on net revenue by geographic region.
Long-Lived Assets
The Company’s property and equipment, net and right-of-use assets, by geographic area were as follows:

	As of March 31,	As of December 31,
	2022	2021
	(in thousands)
United States	$181,128	$177,990
All other countries	56,877	58,602
Total long-lived assets	$238,005	$236,592

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
Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe that our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of four key components: a programmable edge, a software-defined modern network, safety in depth, and a philosophy of customer empowerment. Programmable edge provides developers with real-time visibility and granular control, where they can write and deploy code in a serverless environment and to push application logic to the edge. It provides tooling and templates to deploy some of the most commonly used workflows and leverages modern application delivery processes, thus freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. Our network is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. Our 198 terabit software-centric network is located across 75 markets as of March 31, 2022. We define markets as unique metropolitan areas where we have one or more Points of Presence ("POPs"). Our safety in depth approach integrates security into multiple layers of development: architecture, engineering, and operations. That's why we invest in building security into the fabric of our platform, alongside performance. We provide developers and security operations teams with a fast, safe environment to create, build, and run modern applications.
Our platform provides developers and security operations teams with solutions that foster innovation without impacting performance. Finally, being developers ourselves, we empower customers to build great things while supporting their efforts through frictionless tools and a deeply technical support team that facilitates ongoing collaboration.

We serve both established enterprises, mid-market companies and technology-savvy organizations. Our customers represent a diverse set of organizations across many industries with one thing in common: they are competing by using the power of software to build differentiation at the edge. With our edge cloud platform, our customers are disrupting existing industries and creating new ones. For example, several of our customers have reinvented digital publishing by connecting readers through subscription models to indispensable content, helping people understand the world through deeply reported independent journalism. Our customers’ software applications uses our edge cloud platform to deliver consistently excellent online shopping experiences, fast and more secure financial transactions, and broadcast quality live streaming on any device. The range of applications that developers build with our edge cloud platform continues to expand rapidly.
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
These direct selling efforts are reflected by our 457 enterprise customers, as of March 31, 2022 that generated 89% of our total revenue for the trailing 12 months ended March 31, 2022, up from 395 enterprise customers which also generated 89% of our revenue for the trailing 12 months ended March 31, 2021. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period.
Our Dollar-Based Net Expansion Rate ("DBNER"), Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR"), metrics measure the revenue growth from existing customers attributable to increased usage of our platform and features, and purchase of additional products and services. For additional details on our key metrics, refer to "Key Business metrics" section.
Customers that have negotiated contracts with us generate a substantial majority of our revenue. These customers typically purchase one or more products, for which we charge a monthly recurring or one-time fee depending on the products selected. Some of these customers also choose to purchase various levels of account management and enhanced customer support for a monthly fee. Typically, the term of these contracts is 12 months and includes a minimum monthly billing commitment in exchange for more favorable pricing terms. Many of these customers generate billings in excess of their minimum commitment. In addition, customers can sign up online by providing their credit card information and agreeing to a minimum monthly fee. Beginning in the fourth quarter of 2020, we started offering subscriptions to access a unified security web application and application programming interface at a fixed rate.
The majority of our revenue is usage based and changes in usage by our largest customers can create volatility in our revenue. The length of sales cycles, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and ramping process with new as well as existing enterprise customers with new business can take several months and can be subject to delays for unanticipated reasons. For example, we experienced delays in the ramping of new traffic due to travel and data center restrictions in South Asia that delayed network build outs and the timing of customer code freezes, each affected in part by COVID-19-related issues. The timing of new revenue from our sales efforts and changes in usage by our largest customers can make revenue difficult to predict.
For the three months ended March 31, 2022 and 2021, our revenue was $102.4 million and $84.9 million, respectively, an increase of 21%. Our 10 largest customers generated an aggregate of 33% and 35% of our revenues in the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, we incurred a net loss of $64.3 million and $50.7 million, respectively.

Factors Affecting Our Performance
Winning New Customers
We are focused on continuing to attract new customers. Our customer base includes both large, established enterprises that are undergoing digital transformation and emerging companies spanning a wide array of industries and verticals. In both instances, developers within these companies often use and advocate the adoption of our platform by their companies. We also benefit from word-of-mouth promotion across the broader developer community. We will continue to invest in our developer outreach, leveraging it as a cost-efficient approach to attracting new customers. With our expanded security portfolio from the acquisition of Signal Sciences Corporation ("Signal Sciences"), other security products, and our edge computing capabilities, we are increasing our focus on brand awareness, public relations and analyst relations in efforts to help generate awareness and demand for these offerings. We will continue to dedicate significant resources to sales and marketing programs, including various online marketing activities as well as targeted account-based advertising.
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
Many jurisdictions have enacted laws on data localization and cross-border data transfers, and the evolving enforcement and interpretation of such laws has created uncertainty regarding data stored abroad and transferred across borders, which could impact customer growth and acquisition for customers and potential customers conducting business in Europe and elsewhere outside of the United States. We have encountered and may continue to encounter heightened concerns relating to privacy, data protection, data localization and cross border data transfers, and information security from customers and potential customers conducting business outside of the United States. Specifically, we have received higher number of requests relating to EU privacy requirements, impacting the sales negotiation process, and we also had potential customers decline to do business with us due to privacy concerns related to updated interpretations of the laws applicable to transfers of personal information to the United States. For additional details, refer to the section titled "Risk Factors."
Expanding within Our Existing Customer Base
We emphasize retaining our customers and expanding their usage of our platform and adoption of our other products. Customers often begin with smaller deployments of one of our products and then expand their usage over time. Our platform includes a variety of offerings, such as load balancing, shielding, web security, and WAF. As our customers mature, we assist them in expanding their use of our platform, including the use of additional offerings beyond edge cloud delivery or security. As enterprises grow and experience increased traffic, their needs evolve, leading them to find additional use cases for our platform and expand their usage accordingly. In addition, given that customer acquisition costs are incurred largely for acquiring and initial onboarding, we may gain operating leverage to the extent that existing customers expand their use of our platform and products.
Our ability to retain customers and expand their usage could be impaired for a variety of reasons, including a customer moving to another provider or reducing usage within the term of their contract to their minimum usage commitment. Even if our customers expand their usage of our platform, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments.
The data localization and cross-border data transfer issues described above also impact current customers' usage of our products and services. In addition, we cannot be certain what actions the United States or another country's government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. For example, our largest customer during the year ended December 31, 2020 had strong business ties to China and significantly reduced their usage of our platform.
For additional details, refer to the section titled "Risk Factors."
International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations. As of March 31, 2022, our edge network spans across 54 markets and 33 countries that are outside of the United States. As of December 31, 2021, our edge network spans across 51 markets and 31 countries that are outside of the United States.

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
We are closely monitoring the unfolding events of the Russian invasion of Ukraine and its global impacts. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets and total consolidated revenue both as of and for the three months ended March 31, 2022 and December 31, 2021.
Investing in Sales and Marketing
Our customers have been pivotal in driving brand awareness and broadening our reach. While we continue to leverage the self-service approach to drive adoption by developers, we will continue to expand our sales and marketing efforts, with an increased focus on sales to enterprises globally. Utilizing our direct sales force, we have multiple selling points within organizations to acquire new customers and increase usage from our existing customers. We will continue to increase our discretionary marketing spend, including account based and brand spend, to drive the effectiveness of our sales teams. As a result, we expect our total operating expenses to increase as we continue to expand. Our investments in sales and marketing teams are intended to help accelerate our sales, onboarding, and ramp cycles.
These efforts will require us to continue to invest in sales and marketing resources. Furthermore, we believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth.
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended March 31, 2022 and 2021, our research and development expenses as a percentage of revenue were 39% and 34%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, on October 1, 2020, we acquired Signal Sciences, a security software company that provides protection from web, API, and mobile security threats.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our cash additions for investments in property and equipment for the three months ended March 31, 2022 and 2021 were $6.2 million and $9.1 million, respectively, representing 6% and 11% of our revenue in such periods. We expect our investment in property and equipment to increase on an absolute basis and may increase as a percentage of revenue in future periods. Our gross margins and operating results are impacted by these investments. As of March 31, 2022, our network is located in 75 markets across 34 countries.
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
Uncertainty of the Coronavirus (COVID-19) Pandemic
The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the impact of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiation of their contracts. Usage of our platform fluctuated following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19, and we cannot predict how usage levels will continue to be impacted given that the long term impacts of the pandemic remain uncertain. As a result, it has been difficult to accurately forecast our revenues or financial results, and our results of operations could be materially below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.
In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners and customers. In addition, our suppliers have been impacted by the COVID-19 pandemic, which has reduced the availability or resulted in delays, and may continue to reduce the availability or result in delays, of parts and components to us. In addition, travel restrictions have affected, and may continue to affect, our ability to expand, maintain, and conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could affect our compliance certifications and cause customers to reduce or cease using our services. In addition, many of our employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased productivity of our employees could adversely affect our results due to slow-downs in our sales cycles and our customer ramping and onboarding process, delays in recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.
In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future.
The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time. These developments include the severity and transmission rate of the disease, the emergence of new variants, the actions of governments, businesses and individuals in response to the pandemic, the extent and effectiveness of containment actions and vaccines, the impact on economic activity and the impact of these and other factors. We do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including as our employees begin to return to our offices and resume activities, such as travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemic will not occur, or that the global economy will recover, either of which could harm our business.
For additional details, refer to the section titled "Risk Factors."

Key Business Metrics
We use the following key metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of these key metrics below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of March 31,
	2022	2021
Number of customers (as of end of period)	2,880	2,458
Number of enterprise customers (as of end of period)	457	395
Dollar-Based Net Expansion Rate ("DBNER") (trailing 12 months)	117.9%	141.0%
NRR (as of end of period)	114.0%	109.8%
LTM NRR (trailing 12 months)	115.0%	135.0%
Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which our have a billing relationship in good standing, from which we recognized revenue during the period. An identifiable operating entity is defined as a company, a government entity, or a distinct business unit of a larger company that has a relationship with us through direct sale or through one of our reseller partners where charges are identified on an end-customer basis. In cases where charges are identified through a reseller partner rather than on an end-customer basis, we record a single customer record for the reseller partner. Our customer groupings may be impacted by changes to our customers’ business, including any impact from merger and acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. As of March 31, 2022 and 2021, we had 2,880 and 2,458 customers, respectively.
Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. As of March 31, 2022, we had 457 enterprise customers which generated 89% of our revenue for the trailing 12 months ended March 31, 2022. As of March 31, 2021, we had 395 enterprise customers which generated 89% of our revenue for the trailing 12 months ended March 31, 2021. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success.

Dollar-Based Net Expansion Rate ("DBNER")
Our ability to generate and increase our revenue is dependent upon our ability to increase the number of new customers and usage of our edge cloud delivery platform, security, and other products and services by our existing customers. We track our growth, in part, by measuring DBNER. Our DBNER increases when customers increase their usage of our platform or purchase additional products, and declines when they reduce their usage, benefit from lower pricing on their existing usage, or curtail their purchases of additional products. We believe that DBNER is a key metric in measuring the long-term value of our customer relationships and our ability to grow our revenue through increased usage of our edge cloud delivery platform, security, and purchase of additional products and services by our existing customers. However, our calculation of DBNER indicates only expansion among continuing customers and does not indicate any decrease in revenue attributable to former customers, which may differ from similar metrics of other companies.
We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended March 31, 2022, we divide (i) revenue, for the trailing 12 months ended March 31, 2022, from customers that entered into a customer agreement on or before March 31, 2021, and that remained customers as of March 31, 2022, by (ii) revenue, for the trailing 12 months ended March 31, 2021, from the same set of customers.

For the trailing 12 months ended March 31, 2022 and 2021 our DBNER was 117.9% and 141.0%, respectively. We believe that an annual cohort analysis of our customers demonstrates customer expansion. Customer accounts acquired in 2019, 2020, and 2021 are referred to as the 2019 Cohort, 2020 Cohort, and 2021 Cohort, respectively. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. For example, the DBNER for the 2019 Cohort was 580.8% for the year ended December 31, 2020. However, the DBNER for the 2019 Cohort was only 150.8% for the year ended December 31, 2021, which generally represents their third year as a customer. Depending on when they entered into a customer agreement. DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts. We expects our DBNER for individual cohorts to decrease once customers in that cohort have used our platform for more than two years and become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR")
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current" period month) compared to the last month of the same period one year prior (the “prior" period month) and includes revenue contraction due to billing decreases or customer churn, revenue expansion due to billing increases, but excludes revenue from new customers. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the month ended March 31, 2022 and 2021 our NRR was 114.0% and 109.8%, respectively.

Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended March 31, 2022 and 2021 our LTM NRR was 115.0% and 135.0%, respectively.
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
Our gross margin has been and will continue to be affected by a number of factors, including utilization of our network, the timing of our investments in the expansion of our network, which can increase depreciation and colocation costs in advance of expected demand, our ability to manage our network service providers and cloud infrastructure-related fees, the timing of amortization of capitalized software development costs, changes in personnel costs to provide customer support and operate the network, and customer pricing.
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
We continue to focus our research and development efforts on adding new features and products including new use cases, improving the efficiency and performance of our network, and increasing the functionality of our existing products. Over the long term we expects our research and development expenses to decrease as a percentage of our revenue. However, our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees, salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, bandwidth and co-location costs for free users, costs related to our customer conferences, including our Altitude conference, professional services fees, amortization of our intangible assets, and an allocation of our general overhead expenses.
We focus our sales and marketing efforts on generating awareness of our platform and products, creating sales leads, and establishing and promoting our brand, both domestically and internationally. We plan to increase our investment in sales and marketing by hiring additional sales and marketing personnel, expanding our sales channels, driving our go-to-market strategies, building our brand awareness, and sponsoring additional marketing events. Over the long term, we expect our sales and marketing expenses to decrease as a percentage of our revenue. However, our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
General and Administrative
General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our accounting, finance, legal, trust, human resources and administrative support personnel, and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales and other taxes, an allocation of our general overhead expenses, credit losses and acquisition-related costs. We expect that we will incur costs associated with supporting the growth of our business, our operations as a public company, and to meet the increased compliance requirements associated with our international expansion.
Our general and administrative expenses include a significant amount of sales and other taxes to which we are subject to based on the manner we sell and deliver our products. Historically, we have not collected such taxes from our customers and have therefore recorded such taxes as general and administrative expenses. We expect that these expenses will decline in future years as we continue to implement our sales tax collection mechanisms and start collecting these taxes from our customers.
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
Income Taxes
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where our conduct business and state minimum income taxes in the United States. We have a valuation allowance for deferred tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future.

Other Income and Expense, net
Our interest income consists primarily of interest earned on our cash, cash equivalents and investments. Our interest expense consists primarily of contractual interest expense and amortization of discount and debt issuance costs associated with our debt obligations. Our other income (expense), net, consists primarily of foreign currency transaction gains and losses.
Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended March 31,
	2022	2021
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$102,382	$84,852
Cost of revenue(1)	53,915	37,494
Gross profit	48,467	47,358
Operating expenses:
Research and development(1)	40,437	28,988
Sales and marketing(1)	41,480	34,872
General and administrative(1)	29,554	33,461
Total operating expenses	111,471	97,321
Loss from operations	(63,004)	(49,963)
Interest income	681	174
Interest expense	(1,622)	(661)
Other expense	(279)	(64)
Loss before income taxes	(64,224)	(50,514)
Income tax expense	40	169
Net loss attributable to common stockholders	$(64,264)	$(50,683)
__________
(1)Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$2,946	$1,186
Research and development	18,589	7,958
Sales and marketing	10,094	5,008
General and administrative	8,393	16,686
Total stock-based compensation expense	$40,022	$30,838

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended March 31,
	2022	2021
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%
Cost of revenue	53	44
Gross profit	47	56
Operating expenses:
Research and development	39	34
Sales and marketing	41	41
General and administrative	29	39
Total operating expenses	109	115
Loss from operations	(62)	(59)
Interest income	1	—
Interest expense	(2)	(1)
Other expense	—	—
Loss before income taxes	(63)	(60)
Income tax expense	—	—
Net loss attributable to common stockholders	(63)%	(60)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Revenue	$102,382	$84,852	21%
Revenue was $102.4 million for the three months ended March 31, 2022 compared to $84.9 million for the three months ended March 31, 2021, an increase of $17.5 million, or 21%. Revenue growth was driven by the further adoption of our modern edge platform and products as well as a $4.6 million increase in revenue related to products acquired from the acquisition of Signal Sciences.
We had 2,880 customers and 457 enterprise customers as of March 31, 2022, compared to 2,458 customers and 395 enterprise customers as of March 31, 2021. This represents an increase of 422, or 17%, in customers and 62, or 16%, in enterprise customers from March 31, 2021.
Approximately 94% of our revenue in both the three months ended March 31, 2022 and 2021 was driven by usage on our platform. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
U.S. revenue was $75.6 million or 74% of revenue for the three months ended March 31, 2022, compared to $62.7 million, or 74%, of revenue for the three months ended March 31, 2021. This represents an increase of $12.9 million, or 21%. International revenue was $26.8 million or 26% of revenue for the three months ended March 31, 2022, compared to $22.1 million, or 26%, of revenue for the three months ended March 31, 2021. This represents an increase of $4.7 million, or 21%.

We had 2,168 domestic customers and 712 international customers as of March 31, 2022, and 1,796 domestic customers and 662 international customers as of March 31, 2021. There was an increase in domestic customers of 368, or 20%, and an increase in international customers of 54, or 8%, compared to March 31, 2021.
Cost of Revenue

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Cost of revenue	$53,915	$37,494	44%
    Cost of revenue was $53.9 million for the three months ended March 31, 2022 compared to $37.5 million for the three months ended March 31, 2021, an increase of $16.4 million, or 44%. The increase in cost of revenue is a result of an increase in bandwidth costs of $6.5 million, colocation costs of $3.4 million, hosted data service and other SaaS costs of $1.1 million and $0.8 million in other network costs to support the increased traffic on our platform. Depreciation and amortization expense increased by $3.3 million as a result of increased investments in our platform. There was also a $2.8 million increase in personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount to support the growth of our business and equity awards granted to employees.
Gross Profit and Gross Margin

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Gross profit	$48,467	$47,358	2%
Gross margin	47%	56%	(9)%
Gross profit was $48.5 million for the three months ended March 31, 2022 compared to $47.4 million for the three months ended March 31, 2021. Gross margin was 47% for the three months ended March 31, 2022 compared to 56% for the three months ended March 31, 2021, a decrease of 9%. The decrease in gross margin is driven by increases in bandwidth, peering, and colocation costs as part of our continued investment in infrastructure and capacity to build out our platform to support future customer traffic.
Operating Expenses

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Research and development	$40,437	$28,988	39%
Sales and marketing	41,480	34,872	19%
General and administrative	29,554	33,461	(12)%
Total operating expenses	$111,471	$97,321	15%
Percentage of revenue:
Research and development	39%	34%	5%
Sales and marketing	41%	41%	—%
General and administrative	29%	39%	(10)%

Research and development
Research and development expenses were $40.4 million for the three months ended March 31, 2022 compared to $29.0 million for the three months ended March 31, 2021, an increase of $11.4 million, or 39%. This is primarily due to an increase of $14.5 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and equity awards granted to employees. Included in the stock-based compensation expense, is $1.5 million of expenses associated with our 2022 Bonus Program and $5.6 million of modification expense associated with an employee's change in employment status. There was also an increase of $1.2 million in hosted data service and other SaaS costs as we continue to develop new products and features for our next-generation edge computing solutions. This increase was partially offset by a $4.0 million increase in capitalization of costs related to the development of internal-use software due to higher volume of projects and employee costs.
Sales and marketing
Sales and marketing expenses were $41.5 million for the three months ended March 31, 2022 compared to $34.9 million for the three months ended March 31, 2021, an increase of $6.6 million, or 19%. This is primarily due to a $6.2 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and equity awards granted to employees. There was also an increase of $0.8 million related to employee time and expenses as work-related travel has started to pick up with the lift of prior travel-related restrictions associated with the COVID-19 pandemic. This increase was partially offset by a $1.5 million decrease in marketing expenses due to fewer marketing campaigns in the first quarter of 2022.
General and administrative
General and administrative costs were $29.6 million for the three months ended March 31, 2022 compared to $33.5 million for the three months ended March 31, 2021, a decrease of $3.9 million, or 12%. The decrease is due net lower personnel related costs, such as salaries, benefits, and stock-based compensation of $7.1 million attributed to the general and administrative function. Included in the stock-based compensation expense, is $0.8 million of expenses associated with our 2022 Bonus Program. The decrease is offset by an increase of $1.2 million in professional services such as legal, accounting and enterprise systems, $0.5 million in SaaS subscription costs, $0.6 million increase in business taxes and $0.5 million of insurance costs to support the growth of our business as a public company.
Other Income and Expense, net
Interest Income

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Interest income	$681	$174	291%
Interest income was $0.7 million for the three months ended March 31, 2022 compared to $0.2 million for the three months ended March 31, 2021, an increase of $0.5 million, or 291%. This increase is due to an increase in our investment portfolio as well as a recent increase in interest rates, impacting our marketable securities portfolio.
Interest Expense

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Interest expense	$1,622	$661	145%
Interest expense was $1.6 million for the three months ended March 31, 2022 compared to $0.7 million for the three months ended March 31, 2021, an increase of $0.9 million, or 145%. This increase is primarily due a full quarter's amortization of debt issuance costs related to the convertible debt and revolving credit facility that were entered into in the middle of the first quarter of 2021.

Other income (expense), net

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Other expense, net	$(279)	$(64)	336%
Other expense, net was $0.3 million for the three months ended March 31, 2022 compared to other expense, net of $0.1 million for the three months ended March 31, 2021, a decrease in other expense, net of $0.2 million, or 336%. The change is mainly driven by our foreign currency transaction losses between the periods.
Liquidity and Capital Resources
As of March 31, 2022, we had cash, cash equivalents, and marketable securities and restricted cash totaling $1.0 billion. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. As of March 31, 2022, our marketable securities balance includes $394.5 million of marketable securities that were classified as non-current.
To date, we have financed our operations primarily through equity issuances, payments received from customers, the net proceeds we received through sales of equity and debt securities, and borrowings under our convertible note and credit facility. Our principal uses of cash in recent periods have primarily been around funding our operations and capital expenditures. We also enter into finance leases for infrastructure assets in colocation facilities that we directly lease and operate. We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
We believe that our cash and cash equivalents balances, our credit facilities, net of the cash outflows used in our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and for the foreseeable future. We have generated losses from operations in the past and expect to continue to incur operating losses for the foreseeable future due to the investments and strategic initiatives we intend to make to grow our business.
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
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(13,190)	$(10,869)
Cash provided by (used in) investing activities	$87,683	$(35,399)
Cash provided by financing activities	$5,452	$932,263

Cash Flows from Operating Activities
For the three months ended March 31, 2022, cash used in operating activities was $13.2 million, consisting primarily of our net loss of $64.3 million, adjusted for non-cash items of $65.7 million, and net cash flows used in operating assets and liabilities of $14.7 million. The main drivers of the changes in operating assets and liabilities were an increase in accounts receivable of $9.2 million primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $2.5 million due to an increase in commissions being capitalized, and an increase of $2.1 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. We also had $6.6 million of operating lease payments. This was offset by a net increase of $5.7 million in accounts payable, accrued expenses, and other liabilities due to the timing of payments.
For the three months ended March 31, 2021, cash used in operating activities was $10.9 million, consisting primarily of our net loss of $50.7 million, adjusted for non-cash items of $50.1 million, and net cash flows used in operating assets and liabilities of $10.2 million. The main drivers of the changes in operating assets and liabilities were an increase in accounts receivable of $1.7 million, primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $3.0 million due to commissions paid out in the period, and an increase of $1.7 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. This was offset by a net decrease of $2.4 million in accounts payable, accrued expenses, and other liabilities due to timing of payments and increases in accrued commissions.
Cash Flows from Investing Activities
For the three months ended March 31, 2022, cash provided by investing activities was $87.7 million, primarily consisting of $242.8 million of maturities and sales of marketable securities, offset by $148.2 million of purchases of marketable securities, $3.8 million of additions to capitalized internal-use software, $2.4 million of payments related to purchases of property and equipment to expand our network and $0.8 million related to business acquisitions.
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
Cash Flows from Financing Activities
For the three months ended March 31, 2022, cash provided by financing activities was $5.5 million, primarily consisting of $10.7 million in proceeds from the early sale of restricted shares, $3.0 million in proceeds from stock option exercises by our employees, and $2.4 million in proceeds from the employee stock purchase plan ("ESPP"). This increase was partially offset by $7.2 million of finance lease payments and $3.5 million in repayments to employees for restricted share awards.
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
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations for capital expenditures, purchase obligations for contracts with our cloud infrastructure provider, network service providers, and other vendors, and outstanding debt. Apart from an increase in purchase obligations of $18.5 million for capital expenditures during the three months ended March 31, 2022, there have not been any other material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except for those described under Note 6, Note 8, and Note 9 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management's Discussion and Analysis – Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recent Accounting Pronouncements
See “Summary of Significant Accounting Policies" in Note 2 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $1.0 billion as of March 31, 2022, which primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our existing lease arrangements. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2022, its principal executive officer and principal financial officer concluded that, as of such date, due to the material weaknesses described below, the Company's disclosure controls and procedures were not effective.
Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, the Company's financial position, results of operations and cash flows in conformity with U.S. GAAP.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in "Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021:

•Sufficiency of Finance and Accounting Resources - There is a lack of sufficient qualified finance and accounting resources commensurate with the complexity of the Company's operations and financial reporting requirements.

•Accounting for Internal-Use Software Costs – Certain of the Company’s controls were not designed to identify on a timely basis qualified costs for capitalization as internal-use software, which resulted in the Company recording out-of-period adjustments during the fiscal year ended December 31, 2021.
•System Implementation of Stock Plan Administration System – Certain of the Company’s systems controls were not designed to prevent the sale of unvested shares, which allowed certain holders of restricted stock to sell shares that had not yet vested.
Remediation Efforts with Respect to the Material Weaknesses

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the Company continues to evaluate and implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The process of implementing effective financial reporting systems is a continuous effort that requires the Company to anticipate and react to changes in its business and the economic and regulatory environments and to expend significant resources to maintain financial reporting systems that are adequate to satisfy its reporting obligations. The Company continues to evaluate and take actions to improve its internal control over financial reporting. The Audit Committee is fully engaged and supportive of management’s efforts to remediate the material weaknesses.

These remediation actions are ongoing and include or are expected to include the following:

Actions related to the remediation of all material weaknesses in internal control over financial reporting, including the material weakness related to a lack of sufficient, qualified finance and accounting resources commensurate with the complexity of the Company's operations and financial reporting requirements:

•The Company has since established a formal hiring plan and has increased its number of qualified accounting resources. In the first quarter of 2022, the Company recruited and hired several key senior leaders in the finance and accounting teams, including its new Chief Accounting Officer and VP of Global Accounting Operations who have the requisite accounting and financial reporting knowledge and experience to bridge the skill gaps needed. The Company will continue to hire, retain and oversee qualified finance and accounting resources at all levels, including external advisors where appropriate, to support the Company.

Actions specific to the remediation of the material weakness in internal control over financial reporting related to its accounting for internal-use software costs:

•The Company has and will continue to enhance its process and expand its review controls to ensure complete and timely identification of internal use software costs subject to capitalization.
•The Company has and will continue to implement additional training of finance, accounting and other Company personnel involved in this process.
•The Company will continue to work with qualified external advisors to support these efforts.

Actions specific to remediate the material weakness in internal control over financial reporting financial reporting related to the design of controls for system implementations associated with a migration of its stock plan administration system:

•The Company has implemented requisite flags within its stock plan administration system to prevent and detect any unplanned changes to employee stock awards.
•The Company has and will continue to leverage internal expertise in systems implementation for the design of controls for systems implementations.
•The Company has and will continue to work with qualified external advisors to support these efforts.

As the Company continues to evaluate and work to improve its internal control over financial reporting, it may decide to take additional measures to address control deficiencies or modify the remediation plans described above. The Company believes that these actions will remediate the material weaknesses. However the weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes the foregoing plans will effectively remediate the deficiencies constituting the material weaknesses. However, there is no assurance as to when such remediation will be completed.

Changes in Internal Control over Financial Reporting
Other than the actions taken above to remediate the material weaknesses above, there have been no other changes in the Company's internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings
The information set forth under "Legal Matters" in Note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
In addition, from time to time, the Company may be subject to legal proceedings and claims arising from the normal course of business, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows, or financial position.

Item 1A.     Risk Factors
Investing in our Class A common stock involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes, before deciding to invest in our Class A common stock. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to its business, reputation, customer growth, results of operations, financial condition, or prospects. Any of these events could cause the trading price of our Class A common stock to decline, which would cause our stockholders to lose all or part of their investment. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

•If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, our business could experience a materially adverse impact, including significant costs and disruptions that could harm our business, financial results, and reputation.*

•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our products may become less competitive.

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

•Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, and dilute stockholder value.

•The failure to attract and retain qualified personnel could prevent us from executing our business strategy.*

•In the future, we may be involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.

•Health epidemics, including the ongoing COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and our customers operate.*

•We have identified three material weaknesses in our internal control over financial reporting, and if we are unable to remediate and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be seriously harmed.

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
We currently serve our customers from our POPs located around the world. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. However, we have not developed redundancies for all aspects of our platform. We depend, in part, on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, public health issues, such as the COVID-19 pandemic, and similar events. In some cases, third-party cloud providers run their own platforms that we access, and are, therefore, vulnerable to their service interruptions. In the event that there are any defects or errors in software, failures of hardware, damages to a facility, or misconfigurations of any of our services, we may have to divert resources away from other planned work, could experience lengthy interruptions in our platform, and also incur delays and additional expenses in arranging new facilities and services. Our customers may choose to divert their traffic away from our platform as a result of interruptions or delays. Disaster recovery arrangements, including the existence of redundant data centers that are designed to become active during certain lapses of service, may not function as intended, and any disruptions to our service could harm our business.
We design our system infrastructure and procure and own or lease the computer hardware used for our platform. Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions on our platform. Moreover, we have experienced and may in the future experience system failures or interruptions in our platform as a result of human error. For example, in January 2021, an undiscovered bug in a software update caused a platform interruption that affected many of our customers, resulting in service level agreement claims. In addition, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and resulted in customers reducing or removing traffic from our platform and service level agreement claims. While these customers have subsequently returned traffic to our platform, not all customer traffic has returned to pre-outage levels. Any interruptions or delays in our platform, whether caused by our products or our data centers, third-party error, our own error, natural disasters, the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), or security breaches, or whether accidental or willful, could harm our relationships with customers, reduce customers’ usage of our platform, cause our revenue to decrease and our expenses to increase, and divert resources away from product development. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue service credits or cause customers to fail to renew their customer contracts, any of which could harm our business.
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
•delays in payment to us by our customers;
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
In addition, many of our customers have negotiated and may continue to negotiate lower rates for their usage in exchange for an agreement to renew, expand their usage in the future, or adopt new products. As a result, in certain cases, even though customers have not reduced their usage of our platform, the revenue we derive from that usage has decreased. If our platform usage or revenue fall significantly below the expectations of the public market, securities analysts, or investors, our business would be harmed, which could cause our stock price to decline.
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
We cannot accurately predict customers’ usage or renewal rates given the diversity of our customer base across industries, geographies and size, and ability of customers to allocate usage, among other factors. Accordingly, we may be unable to accurately forecast our revenues. Notwithstanding our substantial investments in sales and marketing, infrastructure, and research and development in anticipation of growth in our business, if we do not realize returns on these investments in our growth, our results of operations could differ materially from our forecasts, which would adversely affect our results of operations and could disappoint analysts and investors, causing our stock price to decline.
We receive a substantial portion of our revenues from a limited number of customers from a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.
Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. For the three months ended March 31, 2022, our top ten customers accounted for approximately 33.0% of our revenue and our top five customers accounted for approximately 24.0% of our revenue. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ business may contribute to further customer concentration, including any impact from merger and acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. For example, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and resulted in customers, including some of our largest customers, reducing or removing traffic from our platform and service level agreement claims. While these customers have returned traffic to our platform, not all customer traffic has returned to pre-outage levels. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
Component delays, shortages or price increases could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.
Our business is dependent upon the timely supply of certain parts and components to construct our servers. We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. The ongoing COVID-19 pandemic has resulted, and we expect will continue to result, in disruptions and delays for these components and the delivery and installation of such components at our colocation facilities, in addition to pricing increases. For example, throughout 2021, a global shortage of microchips has resulted in supply constraints for a number of electronics firms, including manufacturers that supply the components to construct our servers. If our supply of certain components is disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may limit capacity expansion or replacement of defective or obsolete equipment, or cause other constraints on our operations that could damage our customer relationships and harm our business.
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
We generated a net loss of $64.3 million for the three months ended March 31, 2022, and as of March 31, 2021, we had an accumulated deficit of $50.7 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

Further, we have limited historical financial data and operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, our business could experience a materially adverse impact, including significant costs and disruptions that could harm our business, financial results, and reputation.*
Our business is dependent on providing our customers with fast, efficient, and reliable distribution of applications and content over the internet. We transmit and store our customers’ information, data, and encryption keys as well as our own; customer information and data may include personally identifiable data of and about their end-users. Maintaining the security and availability of our platform, network, and internal IT systems and the security of information we hold on behalf of our customers is a critical issue for us and our customers, and we may expend significant resources, fundamentally change our business activities and practices, or modify our operations in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Attacks on our customers and our own network are frequent and take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms, and malicious software programs. For example, during 2021 we experienced DDoS attacks of increased size and severity that caused us to invest resources into improving our systems, and we expect to continue to be subject to DDoS and other forms of attacks in the future, particularly as they have become more prevalent in our industry. Malicious actors can attempt to fraudulently induce employees or suppliers to disclose sensitive information through spamming, phishing, or other tactics. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. For example, in December 2021, the Apache Software Foundation publicly disclosed a remote code execution vulnerability in its Log4j 2 product (Log4j), an open-source component widely used in Java-based software applications to log and track error messages, which affected large amounts of systems worldwide. While we have identified and remediated all known Log4j vulnerabilities in our systems, we expect to continue to encounter vulnerabilities and potential attacks related to open source libraries integrated in our systems. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are also becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling to make such payments, or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our information systems. We have in the past been subject to cyber-attacks from third parties, including parties who we believe are sponsored by government actors. Since our customers share our multi-tenant architecture, an attack on any one of our customers could have a negative effect on other customers. These attacks have significantly increased the bandwidth used on our platform and have strained our network. If attacks like these were to occur in the future and if we do not have the systems and processes in place to respond to them, our business could be harmed. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Additionally, the COVID-19 pandemic and our largely remote workforce poses increased risks to our information technology and network, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance or criminal activity, or hostile state actors, could result in unauthorized access to, or loss or unauthorized disclosure of, customer information or data, litigation, indemnity obligations, and other possible liabilities. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and platform. Incidents involving customer information have in the past resulted in pricing and other concessions, decreased customer usage and terminations by affected customers, and similar security incidents could occur in the future that result in pricing concessions, indemnity obligations, and other possible liabilities related to such unauthorized access, loss or disclosure, including litigation. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence or intentional misconduct of our Company and our suppliers, and we cannot assure you that we are adequately insured against the risks that our face.
In recent years, cyber-attacks have increased in size, sophistication, and complexity, increasing exposure for our customers and us. In addition, as we expand our emphasis on selling security-related products, we may become a more attractive target for attacks on our infrastructure intended to destabilize, overwhelm, or shut down our platform. For example, we have had security incidents in the past that have tested the limits of our infrastructure and impacted the performance of our platform. The costs to us to avoid or alleviate cyber or other security problems and vulnerabilities are significant. However, our efforts to address these problems and vulnerabilities may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Any actual or perceived significant breach of our security measures could:
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
We have historically benefited from word-of-mouth and other organic marketing to attract new customers. Through this word-of-mouth marketing, we have been able to build our brand with relatively low marketing and sales costs. This strategy has allowed us to build a substantial customer base and community of users who use our products and act as advocates for our brand and our platform, often within their own corporate organizations. However, our ability to further increase our customer base and achieve broader market acceptance of our edge cloud platform will significantly depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to continue to dedicate significant resources to sales, marketing, and demand-generation programs, including various online marketing activities as well as targeted account-based advertising. The effectiveness of our targeted account-based advertising has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers, our business will be harmed. We have also used a strategy of offering free trial versions of our platform in order to strengthen our relationship and reputation within the developer community by providing these developers with the ability to familiarize themselves with our platform without first becoming a paying customer. However, these developers may not perceive value in the additional benefits and services we offer beyond the free trial versions of our platform and may choose not to pay for those additional benefits. Moreover, some existing paying customers may choose to convert to the free version of our platform. Most trial accounts do not convert to paid versions of our platform, and to date, only a few users who have converted to paying customers have gone on to generate meaningful revenue. If our other lead generation methods do not result in broader market acceptance of our platform and the users of trial versions of our platform do not become, or are unable to convince their organizations to become, paying customers, or if paying customers choose to convert to the free versions of our platform, we will not realize the intended benefits of this strategy, and our business will be harmed.
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
•our ability to protect our intellectual property; and
•our ability to identify opportunities for acquisitions and strategic relationships and successfully execute on them.
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
On October 1, 2020, we completed the acquisition of Signal Sciences. We may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing acquisitions, whether or not such acquisitions are completed. In addition, we have limited experience in acquiring other businesses and we may not successfully identify desirable acquisition targets or, when we acquire additional businesses, such as Signal Sciences, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. We may also incur significant, and sometimes unanticipated costs in connection with these acquisitions or in integration with our business. In addition, if an acquired business, such as Signal Sciences, fails to meet our expectations or we do not realize sufficient value, our business may be harmed.
Further, it is possible that there could be a loss of our existing or any acquired company's key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining any company’s operations with ours in order to realize the anticipated benefits of the acquisition so the combined company performs as the parties hope:
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
Failure to address any of the above listed issues could have a material adverse effect on our business, results of operations and financial position. In addition, at times the attention of certain members of our management and resources may be focused on completion of the acquisition and integration planning of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company. For example, certain members of our management team and other personnel spent significant time on the acquisition and integration of Signal Sciences.
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
Health epidemics, including the ongoing COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and customers operate.*
The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the impact of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiation of their contracts. Usage of our platform fluctuated following the implementation of preventative measures to contain or mitigate the outbreak of COVID-19, and we cannot predict how usage levels will continue to be impacted given that the long term impact of the pandemic remains uncertain. As a result, it has been difficult to accurately forecast our revenues or financial results, and our results of operations could be materially below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.
In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners and customers. For example, our suppliers have been impacted by the COVID-19 pandemic, which has reduced the availability or resulted in delays, and may continue to reduce the availability or result in delays, of parts and components. We have taken other precautionary measures, such as instituting protocols and guidelines for Fastly-related travel and hosting virtual Fastly-sponsored events in lieu of in-person events. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. In addition, travel restrictions have affected, and may continue to affect, our ability to expand, maintain, and conduct audits of our data centers and facilities, requiring us to use alternative procedures to the standard on-site visit. Any inability to complete these audits could affect our compliance certifications and cause customers to reduce or cease using our services. In addition, many of our employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased productivity of our team could adversely affect our results due to slow-downs in our sales cycles and our customer ramping and onboarding process, delays in recruiting and onboarding efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.
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
The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time. These developments include the severity and transmission rate of the disease, the emergence of new variants, the actions of governments, businesses, and individuals in response to the pandemic, the extent and effectiveness of containment actions and vaccines, the impact on economic activity, and the impact of these and other factors. We do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, including as we begin to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.
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
Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our platform to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which would hurt our revenue growth and our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our cloud infrastructure, such as by over investing in systems and equipment to support anticipated growth in our platform. We cannot be sure that the expansion and improvements to our cloud infrastructure will be effectively implemented on a timely basis, if at all, and such failures would harm our business.
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

We have limited experience with respect to determining the optimal prices for our products and, as a result, we have in the past changed our pricing model and expect that we may need to do so in the future, including as a result of inflationary pressures. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
Risks Related to Employees and Managing Our Growth
The failure to attract and retain qualified personnel could prevent us from executing our business strategy.*
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, product managers, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales, operations, and security professionals. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences, and the competition for such diverse personnel is significant. The market for such talented personnel is competitive. This competitive situation has become exacerbated by the increase in employee resignations currently taking place throughout the United States, in part as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We have experienced significant unwanted employee attrition which we believe has been due to such competition, and we may continue to experience unwanted employee attrition in the future. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer, including, in some cases, large equity packages and cash incentive bonuses. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. In order to manage attrition and the impact of volatility on the perceived value of our equity awards, we have issued, and may continue to issue, additional equity awards to attract and retain employees, which may be dilutive to stockholders. Moreover, we face significant competition in hiring and attracting qualified employees in all aspects of our business, and the recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our ability to maintain and enhance our platform, develop and deliver new products, fix bugs, support our existing customers, attract new customers, respond to competitive pressures, and otherwise execute our business plan would be harmed.

We rely on the performance of highly skilled personnel, including our senior management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.*
We believe that our success has depended, and continues to depend, on the efforts and talents of senior management and key employees, including Artur Bergman, our Chief Architect and Executive Chairman. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, on April 15, 2022, we announced that Paul Luongo resigned as our Chief Legal and Trust Officer and will continue to serve in this role until May 16, 2022. On May 4, 2022, we announced that Joshua Bixby notified our board of directors of his decision to resign as our Chief Executive Officer and a member of our board of directors, effective when a replacement Chief Executive Officer is appointed. Such changes in our executive management team may be disruptive to our business. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. We are also dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management, including Mr. Bergman, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.
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
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our products; and
•recruit experienced leaders and strategists to facilitate successful acquisitions and integrations.

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
Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.*
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three months ended March 31, 2022, the percentage of revenue generated from customers outside the United States was 26% of our total revenue. As of December 31, 2021, our edge network spans across 51 markets and 31 countries that are outside of the United States. Additionally, we have employees located throughout the world. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of March 31, 2022, approximately 20% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;
•challenges related to providing support and developing products in foreign languages;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•laws and business practices favoring local competitors or general market preferences for local vendors;
•potential tariffs and trade barriers;
•limited or insufficient intellectual property protection or difficulties enforcing our intellectual property rights;
•political instability, economic sanctions, terrorist activities, or international conflicts, including the ongoing conflict between Russia and Ukraine, which may impact the operations of our business or the businesses of our customers;
•inflationary pressures, such as those the global market is currently experiencing, which may increase costs for certain services;
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
We and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2021, 2020, 2019 and 2018, some of which were newly identified in the year ended December 31, 2021 and one was originally identified in prior years and remains partially unremediated for the year ended December 31, 2021. The material weaknesses related to the lack of sufficient qualified accounting resources, lack of timely and complete identification of internal-use software costs for capitalization, and a system implementation of our stock plan administration system. We previously reported these material weaknesses in our Annual Report on Form 10-K for the year ended December 31, 2021, and we previously reported a material weakness in our Annual Reports on Form 10-K for the years ended December 31, 2020 and December 31, 2019.
The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expand significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. We continue to evaluate and take actions to improve our internal control over financial reporting. To remediate the material weakness related to a lack of sufficient, qualified finance and accounting resources commensurate with the complexity of our operations and financial reporting requirements, we will continue to hire, retain and oversee qualified finance and accounting resources to support us, including external advisors when appropriate, and add enhanced quarterly reporting of the remediation measures and process to the Audit Committee of the Board of Directors. To remediate the material weakness in internal control over financial reporting during the quarter ended September 30, 2021 related to our accounting for internal-use software costs, we will continue to enhance our process and expand our review controls to ensure complete and timely identification of internal use software costs subject to capitalization, implement additional training of finance, accounting and other Company personnel involved in this process, and work with qualified external advisors to support these efforts. To remediate the material weakness in internal control over financial reporting during the year ended December 31, 2021 related to the design of controls for system implementations associated with a migration of our stock plan administration system, we will update the design and review of controls for system implementations, continue to leverage internal expertise in systems implementation for the design of controls, and work with qualified external advisors to support these efforts.
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
U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior to and subsequent to such change, and could affect the reporting of transactions completed before the announcement of a change.
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
We are subject, or may become subject, to governmental regulation and other legal obligations, particularly those related to privacy, data protection, infrastructure, and information security, and our actual or perceived failure to comply with such obligations could harm our business, by resulting in litigation, fines, penalties, or adverse publicity and reputational damage, and other adverse consequences that may negatively affect the value of our business and decrease the price of our Class A common stock. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our products.*
We receive, store, process, collect, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share personal information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. In addition, our customers use our platform to collect personally identifiable information, personal health information, and personal financial information from their end-users. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the United States Federal Trade Commission ("FTC"), and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations, internal and external privacy and security policies, guidance, industry standards, and other obligations that govern the processing of personal information by us and on our behalf. Additionally, we are, or may become, subject to various other laws and regulations around the world with respect to the internet related to, among other things, content liability, security requirements, critical infrastructure designations, internet resiliency, law enforcement access to information, net neutrality, data localization requirements, and restrictions on social media or other content, any of which can have a material impact on our business.
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
The CCPA marks a trend toward more stringent privacy, data protection, critical infrastructure, and information security legislation in the United States. Privacy, data protection, and information security laws have been proposed at the federal, state, and local levels that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. For example, recently Virginia passed the Consumer Data Protection Act. Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act, all of which differ from the CPRA and become effective in 2023. Additionally, several states and localities have enacted measures related to the use of artificial intelligence (“AI") and machine learning in products and services.
The laws and regulations relating to privacy, data protection, and information security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, the United States or foreign jurisdictions may establish new laws or regulations regarding the internet or online services. These new laws and regulations may affect our products and infrastructure, which could cause us to incur substantial costs to comply, expose us to regulatory scrutiny, criminal or civil liability, require us to fundamentally change our products or operations, or otherwise have an adverse effect on our business. If we become subject to new privacy, data protection, and information security laws at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals and state actors).
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
Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal information that originates in the EU). Existing mechanisms that may facilitate cross-border personal information transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside of the European Economic Area (“EEA”) which the European Commission does not consider as providing an adequate level of protection of personal information, such as the United States. The European Commission recently released a set of Standard Contractual Clauses (“SCCs”) that are designed to be a valid mechanism by which entities can transfer personal information out of the EEA. Currently, the SCCs are a valid mechanism to transfer personal information, but impose obligations onto parties relying on them such as to conduct transfer impact assessments to determine whether additional security measures are necessary to protect the transferred personal information. Future changes in law or the enforcement practices of existing law in different jurisdictions not considered to provide an adequate level of protection of personal information may require costly changes to our ability to provide certain services to our customers. Moreover, due to potential legal challenges, uncertainty exists regarding whether the SCCs will remain a valid mechanism for transfers of personal information out of the EEA. In addition, laws in Switzerland and the UK similarly restrict transfers of personal information outside of those jurisdictions to countries such as the United States. Certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal information across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or other foreign jurisdictions as well as determinations by customers not to transfer data using our services. The inability to import personal information to the United States could significantly and negatively impact our business operations, limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws, or requiring us to increase our personal information processing capabilities and infrastructure in foreign jurisdictions at significant expense.
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
As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. Although we endeavor to comply with applicable privacy, data protection, critical infrastructure, and information security obligations, we may at all times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely on may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

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
On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” informally titled the Tax Act, which significantly revises the Code. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limits the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, eliminates United States tax on foreign earnings (subject to certain important exceptions), allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our Class A common stock is also uncertain and could be adverse. More recently, on March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. In December 2020, the Consolidated Appropriations Act, 2021 ("CAA") was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021. We evaluated these items in our tax computation and determined that the items do not have a material impact on our financial statements as of and for the year ended December 31, 2021. Future regulatory guidance under the FFCR Act, the CARES Act, as well as under the Tax Act, or other executive or Congressional actions in the United States (including, for example, if the Made in America tax plan released in March 2021 were to become law) remain forthcoming, and such guidance could ultimately increase or lessen the impact on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could materially impact our operations and financial results. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Class A common stock.
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
In addition, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" is generally subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. A detailed analysis was performed through December 31, 2021 for us to determine whether an ownership change under Section 382 of the Code has occurred and ownership changes were identified in 2013 and 2020. We are in the process of determining the limitation on the utilization of the net operating losses, but we do not believe the limitation will have a material impact on cash taxes paid. A detailed analysis was performed for the period March 1, 2014 to October 1, 2020 for Signal Sciences to determine whether an ownership change under Section 382 of the Code has occurred and an ownership change was identified in 2020. As a result there is a limitation on the use of net operating loss carryforwards acquired from Signal Sciences. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.
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

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate such controls.*
Our products are subject to the United States export controls, including the Export Administration Regulations administered by the United States Commerce Department, and economic sanctions administered by the Office of Foreign Assets Control of the United States Treasury Department ("OFAC"), and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations.
Furthermore, our activities are subject to the United States economic sanctions laws and regulations that generally prohibit the direct or indirect exportation or provision of products and services without the required export authorizations to countries, governments, and individuals and entities targeted by the United States embargoes or sanctions, except to the extent authorized by OFAC or exempt from sanctions. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Obtaining the necessary export license or other authorization for a particular sale may not always be possible, and, even if the export license is ultimately granted, the process may be time-consuming and may result in the delay or loss of sales opportunities. Violations of the United States sanctions or export control laws can result in significant fines or penalties, and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.
Other countries also regulate the import and export of certain encryption products and technology through import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Additionally, export restrictions recently imposed on Russia and Belarus specifically limit the export of encryption software to these locations. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption products and technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons, or technologies targeted by such regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business.

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

Unfavorable conditions in our industry or the global economy, including those caused by the Russian military operations and related geopolitical situation in Ukraine, or reductions in information technology spending could harm our business.*
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. The U.S. capital markets experienced and continue to experience extreme volatility following the global outbreak of the COVID-19 pandemic in 2020 and the Russian invasion of Ukraine in 2022. While our ability to do business has not been materially affected, the Russian invasion of Ukraine and the global restrictive measures that have been taken, and could be taken in the future, have created significant global economic uncertainty that could prolong and escalate tensions and expand the geopolitical conflict, which could have a lasting impact on regional and global economies, any of which could harm our business and operating results. Further, due to political uncertainty and military actions involving Russia, Ukraine, and surrounding regions, we and the third parties upon which we rely may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to do business. These attacks are expected to occur in the future. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare, public health issues, such as the COVID-19 pandemic, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. To the extent that our platform and our products are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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
Historically, our stock price has been volatile. During the year ended December 31, 2021, our stock traded as high as $122.75 per share and as low as $33.55 per share, and from January 1, 2022 to May 4, 2022, our stock price has ranged from $36.61 per share to $13.01 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. For additional information regarding the conditional conversion feature of the Notes, see Note 8, Debt Instruments.
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
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.

These forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

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

FASTLY, INC.

May 5, 2022	By:	/s/ Joshua Bixby
Joshua Bixby Chief Executive Officer (Principal Executive Officer)

May 5, 2022	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)