Form 10-Q
period 2022-06-30
Fastly, Inc.
filed 2022-08-05
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, 122.0 million shares of the registrants’ Class A common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$62,510	$166,068
Marketable securities, current	419,905	361,795
Accounts receivable, net of allowance for credit losses of $3,696 and $3,311 as of June 30, 2022 and December 31, 2021, respectively	68,218	64,625
Prepaid expenses and other current assets	29,037	32,160
Total current assets	579,670	624,648
Property and equipment, net	173,950	166,961
Operating lease right-of-use assets, net	69,861	69,631
Goodwill	670,186	636,805
Intangible assets, net	93,978	102,596
Marketable securities, non-current	284,951	528,911
Other assets	60,199	29,468
Total assets	$1,932,795	$2,159,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,011	$9,257
Accrued expenses	49,943	36,112
Finance lease liabilities, current	28,088	21,125
Operating lease liabilities, current	19,243	20,271
Other current liabilities	33,705	45,107
Total current liabilities	140,990	131,872
Long-term debt	703,375	933,205
Finance lease liabilities, noncurrent	26,479	22,293
Operating lease liabilities, noncurrent	60,657	55,114
Other long-term liabilities	7,556	2,583
Total liabilities	939,057	1,145,067
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock	2	2
Additional paid-in capital	1,597,869	1,527,468
Accumulated other comprehensive loss	(12,542)	(2,627)
Accumulated deficit	(591,591)	(510,890)
Total stockholders’ equity	993,738	1,013,953
Total liabilities and stockholders’ equity	$1,932,795	$2,159,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$102,518	$85,026	$204,900	$169,878
Cost of revenue	56,466	40,320	110,381	77,814
Gross profit	46,052	44,706	94,519	92,064
Operating expenses:
Research and development	38,717	30,346	79,154	59,334
Sales and marketing	46,760	36,334	88,240	71,206
General and administrative	29,543	35,494	59,097	68,955
Total operating expenses	115,020	102,174	226,491	199,495
Loss from operations	(68,968)	(57,468)	(131,972)	(107,431)
Net gain on extinguishment of debt	54,391	—	54,391	—
Interest income	1,502	276	2,183	450
Interest expense	(1,530)	(1,436)	(3,152)	(2,097)
Other income (expense)	(1,673)	178	(1,952)	114
Loss before income taxes	(16,278)	(58,450)	(80,502)	(108,964)
Income tax expense (benefit)	159	(155)	199	14
Net loss	$(16,437)	$(58,295)	$(80,701)	$(108,978)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.51)	$(0.67)	$(0.95)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	121,242	115,326	120,295	114,733

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(16,437)	$(58,295)	$(80,701)	$(108,978)
Other comprehensive loss:
Foreign currency translation loss	17	23	(170)	(42)
Loss on investments in available-for-sale-securities	(3,063)	(147)	(9,745)	(225)
Total other comprehensive loss	$(3,046)	$(124)	$(9,915)	$(267)
Comprehensive loss	$(19,483)	$(58,419)	$(90,616)	$(109,245)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended June 30, 2022
	Common Stock—Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	120,777	$2	$1,561,371	$(9,496)	$(575,154)	$976,723
Exercise of vested stock options	273	—	1,721	—	—	1,721
Vesting of restricted stock units	506	—	—	—	—	—
Vesting of restricted stock awards	37	—	—	—	—	—
Shares issued under ESPP	292	—	2,962	—	—	2,962
Stock-based compensation	—	—	31,815	—	—	31,815
Net loss	—	—	—	—	(16,437)	(16,437)
Other comprehensive loss	—	—	—	(3,046)	—	(3,046)
Balance at June 30, 2022	121,885	$2	$1,597,869	$(12,542)	$(591,591)	$993,738

	Three months ended June 30, 2021
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	104,950	$1	9,891	$1	$1,384,045	$(137)	$(338,876)	$1,045,034
Exercise of vested stock options	428	—	—	—	2,886	—	—	2,886
Vesting of early exercised stock options	—	—	14	—	64	—	—	64
Vesting of restricted stock units	419	—	—	—	—	—	—	—
Vesting of restricted stock awards	112	—	—	—	—	—	—	—
Shares issued under ESPP	153	—	—	—	5,719	—	—	5,719
Stock-based compensation	—	—	—	—	33,806	—	—	33,806
Conversion of Class B to Class A Stock	197	—	(197)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(58,295)	(58,295)
Other comprehensive loss	—	—	—	—	—	(124)	—	(124)
Balance as of June 30, 2021	106,259	$1	9,708	$1	$1,426,520	$(261)	$(397,171)	$1,029,090

	Six months ended June 30, 2022
	Common Stock—Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	118,811	$2	$1,527,468	$(2,627)	$(510,890)	$1,013,953
Exercise of vested stock options	1,624	—	4,769	—	—	4,769
Vesting of restricted stock units	1,083	—	—	—	—	—
Vesting of restricted stock awards	75	—	—	—	—	—
Shares issued under ESPP	292	—	2,962	—	—	2,962
Stock-based compensation	—	—	62,670	—	—	62,670
Net loss	—	—	—	—	(80,701)	(80,701)
Other comprehensive loss	—	—	—	(9,915)	—	(9,915)
Balance at June 30, 2022	121,885	$2	$1,597,869	$(12,542)	$(591,591)	$993,738

	Six months ended June 30, 2021
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	103,394	$1	10,229	$1	$1,350,050	$6	$(288,193)	$1,061,865
Exercise of vested stock options	1,029	—	—	—	5,605	—	—	5,605
Vesting of early exercised stock options	—	—	29	—	128	—	—	128
Vesting of restricted stock units	909	—	—	—	—	—	—	—
Vesting of restricted stock awards	224				—			—
Shares issued under ESPP	154	—	—	—	5,719	—	—	5,719
Stock-based compensation	—	—	—	—	65,018	—	—	65,018
Conversion of Class B to Class A Stock	549	—	(549)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(108,978)	(108,978)
Other comprehensive income	—	—	—	—	—	(267)	—	(267)
Balance as of June 30, 2021	106,259	$1	9,708	$1	$1,426,520	$(261)	$(397,171)	$1,029,090

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(80,701)	$(108,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20,586	13,346
Amortization of intangible assets	10,618	10,620
Amortization of right-of-use assets and other	13,378	12,660
Amortization of debt discount and issuance costs	1,739	1,269
Amortization of deferred contract costs	3,989	2,946
Stock-based compensation	75,000	64,264
Provision for credit losses	529	(195)
Interest on finance lease	(1,240)	(735)
Loss on disposals of property and equipment	854	27
Amortization and accretion of discounts and premiums on investments	1,851	—
Net gain on extinguishment of debt	(54,391)	—
Other adjustments	61	813
Changes in operating assets and liabilities:
Accounts receivable	(4,122)	(5,612)
Prepaid expenses and other current assets	(4,812)	(5,494)
Other assets	(6,399)	(5,089)
Accounts payable	844	162
Accrued expenses	1,162	(3,835)
Operating lease liabilities	(12,837)	(12,856)
Other liabilities	4,021	8,804
Net cash used in operating activities	(29,870)	(27,883)
Cash flows from investing activities:
Purchases of marketable securities	(355,479)	(333,868)
Sales of marketable securities	161,853	12,497
Maturities of marketable securities	367,880	57,253
Business acquisitions, net of cash acquired and other related payments	(25,999)	—
Advance payment for purchase of property and equipment	(29,310)	—
Purchases of property and equipment	(8,815)	(11,013)
Proceeds from sale of property and equipment	241	—
Capitalized internal-use software	(8,736)	(2,680)
Purchase of intangible assets	—	(2,093)
Net cash provided by (used in) investing activities	101,635	(279,904)
Cash flows from financing activities:
Issuance of convertible note, net of issuance costs	—	930,775
Payments of other debt issuance costs	—	(1,351)
Net cash paid for debt extinguishment	(177,082)	—
Repayments of finance lease liabilities	(11,029)	(6,579)
Cash received for restricted stock sold in advance of vesting conditions	10,655	—
Cash paid for early sale of restricted shares	(7,037)	—
Proceeds from exercise of vested stock options	4,769	5,605
Proceeds from employee stock purchase plan	3,977	4,564
Net cash provided by (used in) financing activities	(175,747)	933,014
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(319)	(141)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(104,301)	625,086
Cash, cash equivalents, and restricted cash at beginning of period	166,961	63,880
Cash, cash equivalents, and restricted cash at end of period	$62,660	$688,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Six months ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,304	$759
Cash paid for income taxes, net of refunds received	$180	$175
Property and equipment additions not yet paid in cash	$3,636	$1,814
Stock-based compensation capitalized to internal-use software	$3,522	$754
Assets obtained in exchange for operating lease obligations	$15,676	$13,481
Assets obtained in exchange for finance lease obligations	$22,178	$15,538
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$2,960	$—
Purchase consideration associated with business combination, accrued but not paid	$8,126	$—
Costs associated with business combination, accrued but not paid	$1,873	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$62,510	$687,986
Restricted cash, current	150	87
Restricted cash, non-current	—	893
Total cash, cash equivalents, and restricted cash	$62,660	$688,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. As of June 30, 2022, the Company's edge network spans across 78 markets around the world. The Company was incorporated in Delaware in 2011 and is headquartered in San Francisco, California.
As used herein, "Fastly," "we," "our," "the Company," and similar terms include Fastly, Inc. and its subsidiaries, unless the context indicates otherwise.
Conversion of dual class common stock structure
On July 12, 2021, all outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock (the "Conversion") pursuant to the terms of the Company's amended and restated certificate of incorporation (the "Certificate"). Upon the Conversion, outstanding options denominated in shares of Class B common stock issued under any of the Company's equity incentive plans remained unchanged, except that such options now represent the right to receive shares of Class A common stock on exercise. In accordance with the Certificate, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by the Company.
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
Due to the Coronavirus (“COVID-19”) pandemic there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2022. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company's consolidated financial statements in future reporting periods.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies as compared to those described in “Note 2 – Summary of Significant Accounting Policies” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recently Adopted and Issued Accounting Pronouncements
The Company has not adopted any new accounting pronouncements in the three and six months ended June 30, 2022. Other recently issued accounting pronouncements are not expected to have a material impact on its condensed consolidated financial statements.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company's customer base consists of a large number of geographically dispersed customers diversified across several industries. In the three and six months ended June 30, 2022 and June 30, 2021, no customer accounted for more than 10% of revenue. As of June 30, 2022 and December 31, 2021, no customer accounted for more than 10% of the total accounts receivable balance.
3.     Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for both the three and six months ended June 30, 2022 and June 30, 2021. The following table presents the Company's net revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
United States	$76,052	$59,674	$151,666	$122,408
Asia Pacific	12,869	9,077	24,589	18,231
Europe	9,242	8,232	18,595	17,872
All other	4,355	8,043	10,050	11,367
Total revenue	$102,518	$85,026	$204,900	$169,878
The majority of the Company's revenue is derived from enterprise customers, which are defined as customers with revenue in excess of $100,000 over the previous 12-month period. The following table presents the Company's net revenue for enterprise and non-enterprise customers:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Enterprise customers	$91,253	$74,372	$182,354	$149,837
Non-enterprise customers	11,265	10,654	22,546	20,041
Total revenue	$102,518	$85,026	$204,900	$169,878

Contract balances
The following table presents the Company's contract assets and contract liabilities as of June 30, 2022 and as of December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Contract assets	$33	$89
Contract liabilities	$29,052	$28,907
The Company's payment terms and conditions vary by contract type. Payment terms on invoiced amounts are at a weighted average of 40 days.
The following table presents the revenue recognized during the three and six months ended June 30, 2022 and 2021 from amounts included in the contract liability at the beginning of the period:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$10,674	$6,840	$19,164	$11,136
Remaining performance obligations
As of June 30, 2022, the Company had $173.2 million of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods, respectively. As of June 30, 2022, the Company expects to recognize approximately 85% of this balance over the next 12 months in the Company's condensed consolidated statement of operations and comprehensive loss. The typical contract term with the Company's customers is one year, although terms may vary by contract.
Costs to obtain a contract
As of June 30, 2022 and December 31, 2021, the Company's costs to obtain contracts were as follows:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Deferred contract costs, net	$26,595	$23,830
During the three months ended June 30, 2022 and 2021, the Company recognized $2.1 million and $1.5 million of amortization related to deferred contract costs, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized $4.0 million and $2.9 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying Condensed Consolidated Statements of Operations.

4.     Investments and Fair Value Measurements
The Company's total cash, cash equivalents and marketable securities as of June 30, 2022 and December 31, 2021 consisted of the following:

	As of June 30,	As of December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents:
Cash	$48,864	$134,774
Money market funds	9,665	31,294
Commercial paper	3,981	—
Total cash and cash equivalents (1)	$62,510	$166,068
Marketable securities:
U.S. Treasury securities	$274,449	$184,946
Corporate notes and bonds	77,241	11,327
Commercial paper	16,489	124,089
Asset-backed securities	31,840	21,576
Municipal securities	—	2,250
Foreign government and supranational securities	19,886	17,607
Total marketable securities, current (2)	$419,905	$361,795
U.S. Treasury securities	53,555	239,528
Corporate notes and bonds	173,509	197,298
Asset-backed securities	55,648	77,142
Municipal securities	2,239	2,312
Foreign government and supranational securities	—	12,631
Total marketable securities, non-current (3)	$284,951	$528,911
Total marketable securities	$704,856	$890,706
Total cash, cash equivalents and marketable securities	$767,366	$1,056,774
(1)The Company's cash equivalents include investments with an original maturity date of three months or less.
(2)The Company classifies its marketable securities as current, where it intends to hold the securities for less than 12 months.
(3)The Company classifies its marketable securities are non-current, where it intends to hold the securities for longer than 12 months.

Available-for-Sale Investments
The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$333,938	$—	$(5,934)	$328,004
Corporate notes and bonds	255,927	—	(5,177)	250,750
Commercial paper	16,489	—	—	16,489
Asset-backed securities	88,020	—	(532)	87,488
Municipal securities	2,325	—	(86)	2,239
Foreign government and supranational securities	20,145	—	(259)	19,886
Total available-for-sale investments	$716,844	$—	$(11,988)	$704,856

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$425,560	$1	$(1,086)	$424,475
Corporate notes and bonds	209,550	—	(925)	208,625
Commercial paper	124,098	—	(9)	124,089
Asset-backed securities	98,857	—	(140)	98,717
Municipal securities	4,577	—	(15)	4,562
Foreign government and supranational securities	30,306	—	(68)	30,238
Total available-for-sale investments	$892,948	$1	$(2,243)	$890,706
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive (loss) income into investment income during the three and six months ended June 30, 2022 and 2021.
There was one security in a continuous loss position for 12 months or longer as of June 30, 2022. No other securities were in a continuous loss position for 12 months or longer as of June 30, 2022. No securities were in a continuous loss position for 12 months or longer as of December 31, 2021. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in either of the periods as the Company believes that the decrease in fair value of these securities is temporary.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$9,665	$—	$—	$9,665
Commercial paper	—	3,981	—	3,981
Total cash equivalents	9,665	3,981	—	13,646
Marketable securities:
Corporate notes and bonds	—	250,750	—	250,750
Commercial paper	—	16,489	—	16,489
U.S. Treasury securities	—	328,004	—	328,004
Municipal securities	—	2,239	—	2,239
Asset-backed securities	—	87,488	—	87,488
Foreign government and supranational securities	—	19,886	—	19,886
Total marketable securities	—	704,856	—	704,856
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$9,815	$708,837	$—	$718,652

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$31,294	$—	$—	$31,294
Total cash equivalents	31,294	—	—	31,294
Marketable securities:
U.S. Treasury securities	—	424,475	—	424,475
Corporate notes and bonds	—	208,625	—	208,625
Commercial paper	—	124,089	—	124,089
Asset-backed securities	—	98,717	—	98,717
Municipal securities	—	4,562	—	4,562
Foreign government and supranational securities	—	30,238	—	30,238
Total marketable securities	—	890,706	—	890,706
Restricted cash:
Restricted cash, non-current	893	—	—	893
Total restricted cash	893	—	—	893
Total financial assets	$32,187	$890,706	$—	$922,893
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
Restricted cash was $0.2 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively. The restricted cash balance consisted of letters of credit related to lease arrangements that were collateralized by restricted cash. The amounts as of June 30, 2022 and December 31, 2021, were classified as current and non-current, respectively, on the Company's Condensed Consolidated Balance Sheets.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and six months ended June 30, 2022 and 2021.
5.     Business Combinations
Glitch Inc.
On May 18, 2022, the Company acquired 100% of the voting equity interest of Glitch Inc. ("Glitch"), a software company specializing in developer project management tools, for $34.9 million in cash, of which $8.0 million has been held back as security for indemnification claims under the terms of the merger agreement ("Holdback"). The Holdback will be distributed to the shareholders of Glitch between 12 and 24 months following acquisition closing date. The acquisition is expected to expand the Company's brand awareness within the developer community and bolster the Company's existing product offerings by making it easier to innovate at a layer in the Company's software stack.

The Company accounted for the transaction as a business combination. The purchase price was preliminarily allocated based on the estimated fair value of the identified intangible assets of $2.0 million, cash of $1.6 million and other net assets of $0.6 million, and goodwill of $32.6 million.

The goodwill was primarily attributed to the value of synergies created with the acquisition of Glitch's technology offering. Goodwill is not deductible for income tax purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The provisional measurements of fair value for income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the fair value measurements as soon as practicable, but not later than one year from the acquisition date.

Identifiable finite-lived intangible assets were comprised of the following (in thousands):

	Total	Estimated useful life (in years)
Developed Technology	$630	4
Customer relationships	760	3
Trade name	610	4
Total intangible assets acquired	$2,000
For the three and six months ended June 30, 2022, we incurred $2.0 million in acquisition-related expenses. The acquired intangible assets have a total weighted average amortization period of 3.6 years.

From the date of the acquisition, the financial results of Glitch have been included in and are not material to the Company’s condensed consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to the condensed consolidated financial statements in any period presented.

6.     Balance Sheet Information
Property and equipment, net
Property and equipment, net consisted of the following:

	As of June 30,	As of December 31,
	2022	2021
	(in thousands)
Computer and networking equipment	$215,730	$207,575
Leasehold improvements	8,002	4,631
Furniture and fixtures	1,793	1,606
Office equipment	790	654
Internal-use software	52,604	40,345
Property and equipment, gross	$278,919	$254,811
Accumulated depreciation and amortization	(104,969)	(87,850)
Property and equipment, net	$173,950	$166,961
Depreciation on property and equipment for the three months ended June 30, 2022 and 2021 was approximately $10.7 million and $6.9 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $2.2 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively.
Depreciation on property and equipment for the six months ended June 30, 2022 and 2021 was approximately $20.6 million and $13.3 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $3.7 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022 and December 31, 2021, the unamortized balance of capitalized internal-use software costs on the Company's Condensed Consolidated Balance Sheets was approximately $35.0 million and $27.9 million, respectively.
The Company leases certain networking equipment from various third parties through equipment finance leases. The Company's networking equipment assets as of June 30, 2022 and December 31, 2021, included a total of $89.3 million and $67.8 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $21.1 million and $14.4 million as of June 30, 2022 and December 31, 2021, respectively.

Other assets
Other assets consisted of the following:

	As of June 30,	As of December 31,
	2022	2021
	(in thousands)
Deferred contract costs, net	$26,595	$23,830
Advance payment for purchase of property and equipment	29,310	—
Other assets	4,294	5,638
Total other assets	$60,199	$29,468
Accrued expenses
Accrued expenses consisted of the following:

	As of June 30,	As of December 31,
	2022	2021
	(in thousands)
Accrued compensation and related benefits	$19,836	$13,543
Accrued colocation and bandwidth costs	8,407	10,205
Sales and use tax liabilities	8,396	8,070
Other accrued liabilities	13,304	4,294
Total accrued expenses	$49,943	$36,112
Other current liabilities
Other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2022	2021
	(in thousands)
Deferred revenue, current	$25,484	$26,421
Accrued computer and networking equipment	3,534	18,081
Holdback payable	4,013	—
Other current liabilities	674	605
Total other current liabilities	$33,705	$45,107

7.     Leases
The Company has operating leases for corporate offices and data centers ("colocation leases"), and finance leases for networking equipment. The Company's leases have remaining lease terms ranging from less than 1 year to 8 years, some of which include options to extend the leases. The Company also subleases a portion of its corporate office spaces. The Company's subleases have an average remaining lease terms of 2.25 years. The Company's sublease income was $0.2 million for both the three months ended June 30, 2022, and 2021. The Company's sublease income was $0.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.
The Company's components of lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost:
Operating lease cost	$6,631	$6,452	$13,499	$12,804
Variable lease cost	3,463	1,460	6,182	2,818
Total operating lease costs	$10,094	$7,912	$19,681	$15,622

Finance lease cost:
Amortization of assets under finance lease	$3,818	$1,250	$7,080	$2,484
Interest	650	405	1,241	735
Total finance lease costs	$4,468	$1,655	$8,321	$3,219
Other information related to leases was as follows:

	As of June 30,	As of As of December 31,
	2022	2021
Weighted Average Remaining Lease Term (in years):
Operating leases	4.32	4.41
Finance leases	2.10	2.23

Weighted Average Discount Rate:
Operating leases	5.21%	5.20%
Finance leases	4.75%	4.86%
Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2022	$12,043	$16,588
2023	20,660	25,332
2024	16,723	13,973
2025	15,782	1,463
2026	15,373	—
Thereafter	11,696	—
Total future minimum lease payments	$92,277	$57,356
Less: imputed interest	(11,001)	(2,789)
Total liability	$81,276	$54,567

As of June 30, 2022, the Company had undiscounted commitments of $1.1 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2022 with lease terms of 3 years.

8.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2022 are as follows:

Six months ended June 30, 2022
(in thousands)
Balance as of December 31, 2021	$636,805
Goodwill acquired from business combinations	33,419
Foreign currency translation and other adjustments	(38)
Balance as of June 30, 2022	$670,186
The Company did not record an impairment charge on goodwill during either of the three and six months ended June 30, 2022 or 2021.
As of June 30, 2022 and December 31, 2021, the Company's intangible assets consisted of the following:

	As of June 30, 2022			As of December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,860	$(15,116)	$54,744	$69,100	$(10,797)	$58,303
Developed technology	50,130	(17,325)	32,805	49,500	(12,375)	37,125
Trade names	3,910	(1,925)	1,985	3,300	(1,375)	1,925
Internet protocol addresses	4,984	(1,222)	3,762	4,984	(973)	4,011
Backlog	2,200	(1,925)	275	2,200	(1,375)	825
In-process research and development ("IPR&D")	368	—	368	368	—	368
Domain name	39	—	39	39	—	39
Total intangible assets	$131,491	$(37,513)	$93,978	$129,491	$(26,895)	$102,596
The Company's customer relationships, developed technology, trade names, internet protocol addresses, backlog and domain name intangible assets are subject to amortization. IPR&D and domain name intangible assets are indefinite-lived that is not subject to amortization. Amortization expense was $5.3 million and $5.3 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $10.6 million for both the six months ended June 30, 2022 and 2021.
During the three and six months ended June 30, 2022, we added $2.0 million of intangible assets from the acquisition of Glitch, which are subject to amortization. The Company purchased $2.1 million of intangible assets for the three and six months ended June 30, 2021. The Company did not record any impairment charges on its intangible assets during both the three and six months ended June 30, 2022 and 2021.

The expected amortization expense of intangible assets subject to amortization as of June 30, 2022 is as follows:

As of June 30, 2022
(in thousands)
Remainder of 2022	$10,694
2023	20,437
2024	19,603
2025	16,977
2026	9,193
Thereafter	16,706
Total	$93,610
9.     Debt Instruments
Senior Secured Credit Facilities Agreement
On February 16, 2021, the Company entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank ("SVB") for an aggregate commitment amount of $100.0 million with a maturity date of February 16, 2024. The Company recorded $0.6 million of debt issuance costs associated with the Credit Agreement in other assets on the Company's condensed consolidated balance sheet. The Credit Agreement bears interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% - 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% - 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. In addition, the Company's Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if the Company's consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. The Credit Agreement requires the Company to comply with these affirmative and negative covenants.
As of June 30, 2022, the Company was in compliance with all of its covenants. During the three and six months ended June 30, 2022 and 2021, no amounts were drawn down on the Company's Credit Agreement. As of June 30, 2022 and December 31, 2021, no amounts were outstanding under the Credit Agreement.
Convertible Senior Notes
On March 5, 2021, the Company issued approximately $948.8 million aggregate principal amount of the Company's 0% convertible senior notes due 2026 (the “Notes”), including the exercise in full by the initial purchasers of their option to purchase up to an additional approximately $123.8 million principal amount of the Notes. The Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The net proceeds from the issuance of the Notes were approximately $930.0 million after deducting the initial purchasers’ discounts and transaction costs.
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
As of June 30, 2022, the conversion conditions had not been met and therefore the Notes were not yet convertible.
On May 25, 2022, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase (the “Repurchases”) approximately $235.0 million aggregate principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million. The Repurchases closed on May 31, 2022. The Repurchases were accounted for as a debt extinguishment that resulted in a net gain of $54.4 million, which was recorded as non-operating income on the Company's condensed consolidated statement of operations in the three and six months ended June 30, 2022.

The following table reflects the carrying values of the debt agreements as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)	(in thousands)
Convertible Senior notes (effective interest rate of 0.40%)
Principal amount	$713,753	$948,750
Less: unamortized debt issuance costs	(10,378)	(15,545)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$703,375	$933,205
For the three months ended June 30, 2022 and 2021, interest expense related to the Company's debt obligations was $0.9 million and $1.0 million, respectively. For the six months ended June 30, 2022 and 2021, interest expense related to the Company's debt obligations was $1.9 million and $1.4 million, respectively.
10.     Commitments and Contingencies
Purchase Commitments
As of June 30, 2022, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors). The Company also has long-term commitments for various non-cancelable software as a service ("SaaS") agreements.
Aside from the Company's finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 7—Leases, the minimum future commitments related to its purchase commitments as of June 30, 2022 were as follows:

	Cost of Revenue Commitments	SaaS Agreements	Total Purchase Commitments
	(in thousands)
Remainder of 2022	$22,445	$6,051	$28,496
2023	21,601	16,031	37,632
2024	11,524	2,139	13,663
2025	853	393	1,246
2026	166	—	166
Thereafter	89	—	89
Total	$56,678	$24,614	$81,292
In addition to the commitments disclosed above, as of June 30, 2022, the Company has $12.5 million of long-term purchase obligations under contracts for capital expenditures.
Sales and Use Tax Reserve
The Company conducts its operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company's operations. The Company is subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, the Company has not billed or collected these taxes and, in accordance with U.S. GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, the Company has recorded a liability of $8.4 million and $7.5 million as of June 30, 2022 and December 31, 2021, respectively. These estimates are based on several key assumptions, including the taxability of the Company's products, the jurisdictions in which the Company believe it has nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge the Company's assumptions and analysis, its actual exposure could differ materially from its current estimates.

Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material effect on the Company's business, results of operations, financial condition, or cash flows. As of June 30, 2022, the Company has not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
The Company has agreed to indemnify each of its officers and directors during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is, was, or has agreed to serve as an officer or director of the Company. The Company has director and officer insurance policies that may limit its exposure and may enable it to recover a portion of certain future amounts paid.
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
As of June 30, 2022 and December 31, 2021, there were 14.9 million and 15.9 million Class A common stock available for issuance under the 2019 Plan, respectively. As of June 30, 2022 and December 31, 2021, 121.9 million and 118.8 million shares of Class A common stock were issued and outstanding, respectively.
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
Forfeitures are recognized as they occur.

The following table summarizes stock option activity during the six months ended June 30, 2022:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2021	4,369	5.07	5.10	$132,721
Granted	—	—
Exercised	(1,624)	2.94
Cancelled/forfeited	(112)	11.50
Outstanding at June 30, 2022	2,633	6.12	5.22	$15,906
Vested and exercisable at June 30, 2022	2,319	5.52	5.02	$15,129
During the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense from stock options of approximately $1.4 million and $4.4 million, respectively.
During the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense from stock options of approximately $3.1 million and $8.2 million, respectively.
During the three and six months ended June 30, 2021, we modified the terms of options awarded to certain employees to allow for the remaining unvested awards to be fully vested upon their change in employment status. As a result, we recorded incremental stock-based compensation expense in relation to these modifications of $1.2 million in both the three and six months ended June 30, 2021. This expense included the incremental fair value resulting from the modifications of the options of $1.1 million. There was no material stock-based compensation expense recognized related to option award modifications during the three and six months ended June 30, 2022.
Restricted Stock Units ("RSUs")
The Company began granting RSUs under the 2019 Plan during the fiscal year ended December 31, 2019. The fair value of RSUs is based on the grant date fair value and is expensed on a straight-line basis over the applicable vesting period. RSUs granted to new hires typically vest over four years, at the rate of 25% on the first anniversary of the vest date and ratably on a quarterly basis over the remaining 36-month period thereafter. RSUs granted to existing employees typically vest in equal quarterly installments over a four-year service period. All vesting is contingent on continued service. Forfeitures are recognized as they occur.
The following table summarizes RSU activity during the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2021	5,285	$42.80
Granted	7,481	17.12
Vested	(1,083)	39.60
Cancelled/forfeited	(811)	37.32
Unvested RSUs as of June 30, 2022	10,872	$25.87
During the three months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense related to RSUs of $23.3 million and $15.8 million, respectively.
During the six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense related to RSUs of $45.1 million and $29.0 million, respectively.

Stock Subject to Revest ("Revest Shares")
In conjunction with a prior acquisition in fiscal 2020, a restriction was placed on 896,499 shares belonging to the three co-founders which are subject to revesting on a quarterly basis over a 2 year period.
The following table summarizes the activity related to the revest shares during the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested revest shares as of December 31, 2021	336	$97.84
Granted	—	—
Modification of shares subject to revest	(224)	97.84
Vested	(75)	97.84
Cancelled/forfeited	—	—
Unvested revest shares as of June 30, 2022	37	$97.84
For the three months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense related to revest shares of $7.4 million and $11.0 million, respectively.
For the six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense related to revest shares of $14.7 million and $21.9 million, respectively.
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
In February 2022, one of the stockholders had a change in employment status and the Company accelerated the remaining stock based compensation associated with his awards on his last day of service as an employee as his services under the modified arrangement were not substantive. For the three months ended June 30, 2022, the Company did not recognize any stock-based compensation expense associated with the modification of these awards. For the six months ended June 30, 2022, the Company recognized stock-based compensation expense of $5.6 million associated with the modification of these awards.
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
In February 2022, pursuant to the Company's 2019 Equity Incentive Plan, the Company granted certain employees shares of PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company's operating plan for the fiscal year 2022. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees' requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.
For the three and six months ended June 30, 2022, the Company recognized $0.5 million and $1.1 million of stock-based compensation expense associated with these awards, respectively. For the three and six months ended June 30, 2021, the Company recognized $1.7 million and $3.8 million of stock-based compensation expense, respectively.
2022 Bonus Program
On February 11, 2022, the Compensation Committee approved a company-wide bonus program ("2022 Bonus Program"), including performance targets, for the current fiscal year to most of the Company's employees on active payroll in fiscal year 2022. Shares awarded under the program will be in the Company's RSUs ("Payout") and will be based on the final attainment of Company-wide performance targets which are tied to its operating plan for fiscal year 2022. Payout will vary linearly between 50%, 100% and 150% based on the achievement of these targets. Employees are required to be employed through the Payout date to earn the awards.

In addition, certain employees were granted dollar bonus amounts, which are to be paid out RSUs. The number of RSUs released will be determined using the average trading price of the Company's stock in the month prior to the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees requisite service period, based on the expected attainment of the Company-wide targets as of the end of each reporting period.
During the three and six months ended June 30, 2022, the Company had recognized $3.7 million and $7.0 million, respectively, of stock-based compensation expense over expense associated with the 2022 Bonus Program.
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
    During the three and six months ended June 30, 2022, the Company withheld $1.9 million and $4.3 million in contributions from employees, respectively, and recognized $0.8 million and $1.9 million in stock-based compensation expense related to the ESPP, respectively. During the three and six months ended June 30, 2021, the Company withheld $2.6 million and $6.0 million in contributions from employees, respectively, and recognized $0.9 million and $2.1 million in stock-based compensation expense related to the ESPP, respectively.
During the three and six months ended June 30, 2022, 0.3 million shares of the Company's Class A common stock was purchased under the offering period that commenced on November 21, 2021. During the three and six months ended June 30, 2021, 0.2 million shares of the Company's Class A common stock was purchased under the offering period that commenced on November 21, 2020.

Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$3,188	$1,828	$6,134	$3,014
Research and development	13,889	8,634	32,478	16,592
Sales and marketing	10,184	5,631	20,278	10,639
General and administrative	7,717	17,333	16,110	34,019
Total stock-based compensation expense	$34,978	$33,426	$75,000	$64,264
For the three and six months ended June 30, 2022, the Company capitalized $2.1 million and $3.5 million of stock-based compensation expense, respectively. For the three and six months ended June 30, 2021, the Company capitalized $0.4 million and $0.8 million of stock-based compensation expense, respectively.
For the three and six months ended June 30, 2022, the Company recognized $5.3 million and $15.9 million of stock-based compensation expense associated with liability classified awards related to the 2022 Bonus Program and certain of the Company's Revest Shares that were modified, respectively. For the three and six months ended June 30, 2021, the Company did not recognize any stock-based compensation expense associated with liability classified awards.
12.     Net Loss Per Share Attributable to Common Stockholders
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
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three months ended June 30,			Six months ended June 30,
	2022	2021		2022	2021
	Class A	Class A	Class B	Class A	Class A	Class B
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(16,437)	$(53,339)	$(4,956)	$(80,701)	$(99,511)	$(9,467)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	121,242	105,522	9,804	120,295	104,766	9,967
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.51)	$(0.51)	$(0.67)	$(0.95)	$(0.95)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Number of Shares
	As of June 30,
	2022	2021
	(in thousands)
Stock options	2,633	5,750
RSUs	10,872	4,737
PSUs	297	109
Revest shares	37	560
Early exercised stock options	—	62
Shares issuable pursuant to the ESPP	44	23
Convertible senior notes (if-converted)	7,338	9,229
Total	21,221	20,470
The dilution table above excludes RSUs to be awarded under the Company's 2022 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2023. Refer to Note 11 — Stockholders' Equity for further details on the Company's 2022 Bonus Program.
Accumulated Other Comprehensive (Loss) Income
For the three and six months ended June 30, 2022 and 2021, components of accumulated other comprehensive (loss) income, net of taxes, were as follows (in thousands):

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustment	Total
Balance, March 31, 2022	(8,924)	(572)	(9,496)
Foreign currency translation adjustment	—	17	17
Unrealized loss on available-for-sale securities	(3,063)	—	(3,063)
Balance, June 30, 2022	(11,987)	(555)	(12,542)

	Unrealized Gain on Available-for-Sale Securities		Foreign Currency Translation Adjustment	Total
Balance, March 31, 2021	27		(164)	(137)
Foreign currency translation adjustment	—		23	23
Unrealized loss on available-for-sale securities	(147)		—	(147)
Balance, June 30, 2021	(120)	99	(141)	(261)

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustment	Total
Balance, December 31, 2021	(2,242)	(385)	(2,627)
Foreign currency translation adjustment	—	(170)	(170)
Unrealized loss on available-for-sale securities	(9,745)	—	(9,745)
Balance, June 30, 2022	(11,987)	(555)	(12,542)

	Unrealized Gain on Available-for-Sale Securities	Foreign Currency Translation Adjustment	Total
Balance, December 31, 2020	105	(99)	6
Foreign currency translation adjustment	—	(42)	(42)
Unrealized loss on available-for-sale securities	(225)	—	(225)
Balance, June 30, 2021	(120)	(141)	(261)
There were no material reclassifications out of accumulated other comprehensive (loss) income during three and six months ended June 30, 2022 and 2021. Additionally, there was no material tax impact on the amounts presented.

13.     Income Taxes
The Company's provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
In the three months ended June 30, 2022 and 2021, the Company recorded income tax expense of $0.2 million and an income tax benefit of $0.2 million, respectively. In the six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $0.2 million and income tax expense of less than $0.1 million, respectively.
The Company continues to maintain a full valuation allowance on the Company's U.S. Federal and state net deferred tax assets. The tax expense for the three and six months ended June 30, 2022 and 2021 was primarily due to foreign tax expense.

14.     Information About Revenue and Geographic Areas
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
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of June 30,	As of December 31,
	2022	2021
	(in thousands)
United States	$182,914	$177,990
All other countries	60,897	58,602
Total long-lived assets	$243,811	$236,592
15.     Subsequent Events
On August 3, 2022, the Company announced that Todd Nightingale has been appointed to serve as new Chief Executive Officer and a member of our Board of Directors, replacing Joshua Bixby. Mr. Nightingale will begin serving in this role effective September 1, 2022.

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
Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe that our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of four key components: a programmable edge, a software-defined modern network, safety in depth, and a philosophy of customer empowerment. Programmable edge provides developers with real-time visibility and granular control, where they can write and deploy code in a serverless environment and to push application logic to the edge. It provides tooling and templates to deploy some of the most commonly used workflows and leverages modern application delivery processes, thus freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. Our network is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. Our 215 terabit software-centric network is located across 78 markets as of June 30, 2022. We define markets as unique metropolitan areas where we have one or more Points of Presence ("POPs"). Our safety in depth approach integrates security into multiple layers of development: architecture, engineering, and operations. That's why we invest in building security into the fabric of our platform, alongside performance. We provide developers and security operations teams with a fast, safe environment to create, build, and run modern applications.
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
These direct selling efforts are reflected by our 471 enterprise customers as of June 30, 2022 that generated 88% of our total revenue for the trailing 12 months ended June 30, 2022, up from 408 enterprise customers as of June 30, 2021 that generated 89% of our revenue for the trailing 12 months ended June 30, 2021. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period.
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
For the three months ended June 30, 2022 and 2021, our revenue was $102.5 million and $85.0 million, respectively, an increase of 21%. For the six months ended June 30, 2022 and 2021, our revenue was $204.9 million and $169.9 million, respectively, an increase of 21%. Our 10 largest customers generated an aggregate of 33% and 35% of our revenue in the trailing 12 months ended June 30, 2022 and 2021, respectively. Our 5 largest customers generated an aggregate of 24% and 23% of our revenue in the trailing 12 months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, we incurred a net loss of $16.4 million and a net loss of $58.3 million, respectively. For the six months ended June 30, 2022 and 2021, we incurred a net loss of $80.7 million and a net loss of $109.0 million, respectively.

Factors Affecting Our Performance
Winning New Customers
We are focused on continuing to attract new customers. Our customer base includes both large, established enterprises that are undergoing digital transformation and emerging companies spanning a wide array of industries and verticals. In both instances, developers within these companies often use and advocate for the adoption of our platform by their companies and promotion across the broader developer community. We will continue to invest in our developer outreach, leveraging it as a cost-efficient approach to attracting new customers, and our sales and marketing programs, including various online marketing activities as well as targeted account-based advertising.
We are continuing to bring new innovations to our edge cloud platform and software-defined modern network architecture, and are seeing increased interest from customers in our programmable edge computing solution. This will require us to dedicate significant resources to further develop the market for our platform and differentiate our platform from competitive products and services. We will also need to expand, retain, and motivate our sales and marketing personnel in order to target our sales efforts at larger enterprises and senior management of these potential customers.
Many jurisdictions have enacted laws on data localization and cross-border data transfers, and the evolving enforcement and interpretation of such laws has created uncertainty regarding data stored abroad and transferred across borders, which could impact customer growth and acquisition for customers and potential customers conducting business in Europe and elsewhere outside of the United States. We have encountered and may continue to encounter heightened concerns relating to privacy, data protection, data localization and cross border data transfers, and information security from customers and potential customers conducting business outside of the United States. Specifically, we have received a higher number of requests relating to EU privacy requirements, impacting the sales negotiation process, and we also had potential customers decline to do business with us due to privacy concerns related to updated interpretations of the laws applicable to transfers of personal information to the United States. For additional details, refer to the section titled "Risk Factors."
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
International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations. As of June 30, 2022, our edge network spans across 57 markets and 33 countries that are outside of the United States. As of December 31, 2021, our edge network spans across 51 markets and 31 countries that are outside of the United States.
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
We are closely monitoring the unfolding events of the Russian invasion of Ukraine and its global impacts. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets as of December 31, 2021 and total consolidated revenue both as of and for the three and six months ended June 30, 2022.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended June 30, 2022 and 2021, our research and development expenses as a percentage of revenue were 38% and 36%, respectively. For the six months ended June 30, 2022 and 2021, our research and development expenses as a percentage of revenue were 39% and 35%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools to bolster our existing product offerings, by making it easier to innovate at a layer in the Fastly software stack.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our cash outflows for investments in property and equipment for the three months ended June 30, 2022 and 2021 were $38.4 million and $4.6 million, respectively, representing 15% and 5% of our revenue in such periods. Our cash outflows for investments in property and equipment for the six months ended June 30, 2022 and 2021 were $46.9 million and $13.7 million, respectively, representing 23% and 8% of our revenue in such periods. We expect our investment in property and equipment, which includes purchase of property and equipment, capitalized internal use software, and advance payments for capital expenditures, to increase on an absolute basis and may increase as a percentage of revenue in future periods. Our gross margins and operating results are impacted by these investments. As of June 30, 2022, our network is located in 78 markets across 34 countries.
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
Uncertainty of the Coronavirus (COVID-19) Pandemic
The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the impact of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiation of their contracts. Usage of our platform has fluctuated during the COVID-19 pandemic, and we cannot predict how usage levels will be impacted given that the long term impacts of the pandemic remain uncertain. As a result, it has been difficult to accurately forecast our revenues or financial results, and our results of operations could be materially below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline. In addition, our suppliers have been impacted by the COVID-19 pandemic, which has reduced the availability or resulted in delays, and may continue to reduce the availability or result in delays, of parts and components to us. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the COVID-19 pandemic, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.
The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time. We do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations.
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

	As of June 30,
	2022	2021
Number of customers (as of end of period)	2,894	2,581
Number of enterprise customers (as of end of period)	471	408
Dollar-Based Net Expansion Rate ("DBNER") (trailing 12 months)	120.0%	126.2%
NRR (as of end of period)	127.5%	93.2%
LTM NRR (trailing 12 months)	117.3%	120.7%
Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the period. An identifiable operating entity is defined as a company, a government entity, or a distinct business unit of a larger company that has a relationship with us through direct sale or through one of our reseller partners where charges are identified on an end-customer basis. In cases where charges are identified through a reseller partner rather than on an end-customer basis, we record a single customer record for the reseller partner. Our customer groupings may be impacted by changes to our customers’ business, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. Our ability to retain our customers could be impaired by a variety of reasons, including but not limited to customer budget constraints, customer satisfaction, changes in the customers' business and market competition. We operate globally and as a result, the success of our ability to retain our customers is also affected by general economic and market conditions. As of June 30, 2022 and 2021, we had 2,894 and 2,581 customers, respectively.

Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. As of June 30, 2022, we had 471 enterprise customers which generated 88% of our revenue for the trailing 12 months ended June 30, 2022. As of June 30, 2021, we had 408 enterprise customers which generated 89% of our revenue for the trailing 12 months ended June 30, 2021. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success.

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
We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended June 30, 2022, we divide (i) revenue, for the trailing 12 months ended June 30, 2022, from customers that entered into a customer agreement on or before June 30, 2021, and that remained customers as of June 30, 2022, by (ii) revenue, for the trailing 12 months ended June 30, 2021, from the same set of customers.
For the trailing 12 months ended June 30, 2022 and 2021 our DBNER was 120.0% and 126.2%, respectively. We believe that an annual cohort analysis of our customers demonstrates customer expansion. Customer accounts acquired in 2019, 2020, and 2021 are referred to as the 2019 Cohort, 2020 Cohort, and 2021 Cohort, respectively. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. For example, the DBNER for the 2019 Cohort was 580.8% for the year ended December 31, 2020. However, the DBNER for the 2019 Cohort was only 150.8% for the year ended December 31, 2021, which generally represents their third year as a customer. Depending on when they entered into a customer agreement. DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts. We expects our DBNER for individual cohorts to decrease once customers in that cohort have used our platform for more than two years and become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR")
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current" period month) compared to the last month of the same period one year prior (the “prior" period month) and includes revenue contraction due to billing decreases or customer churn, revenue expansion due to billing increases, but excludes revenue from new customers. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the month ended June 30, 2022 and 2021 our NRR was 127.5% and 93.2%, respectively.

Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended June 30, 2022 and 2021 our LTM NRR was 117.3% and 120.7%, respectively.

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
Cost of Revenue and Gross Margin
Cost of revenue consists primarily of fees paid for bandwidth, peering, and colocation. Cost of revenue also includes personnel costs, such as salaries, benefits, bonuses, and stock-based compensation for our customer support and infrastructure employees, and non-personnel costs, such as amortization of capitalized internal-use software development costs, depreciation and amortization of our network equipment, leases and intangible assets. Our arrangements with network service providers require us to pay fees based on bandwidth use, in some cases subject to minimum commitments, which may be underutilized. We expect our cost of revenue to continue to increase on an absolute basis and may increase as a percentage of revenue.
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
We expect that we will continue to incur costs associated with supporting the growth of our business, our operations as a public company, and to meet the increased compliance requirements associated with our international expansion. Over the long term, we expect our general and administrative expenses to decrease as a percentage of our revenue. However, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Income Taxes
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where our conduct business and state minimum income taxes in the United States. We have a valuation allowance for deferred tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future.
Net Gain on Extinguishment of Debt
Our net gain on extinguishment of debt relates to the partial repurchase of our outstanding senior convertible notes in May 2022.
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

Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$102,518	$85,026	$204,900	$169,878
Cost of revenue(1)	56,466	40,320	110,381	77,814
Gross profit	46,052	44,706	94,519	92,064
Operating expenses:
Research and development(1)	38,717	30,346	79,154	59,334
Sales and marketing(1)	46,760	36,334	88,240	71,206
General and administrative(1)	29,543	35,494	59,097	68,955
Total operating expenses	115,020	102,174	226,491	199,495
Loss from operations	(68,968)	(57,468)	(131,972)	(107,431)
Net gain on extinguishment of debt	54,391	—	54,391	—
Interest income	1,502	276	2,183	450
Interest expense	(1,530)	(1,436)	(3,152)	(2,097)
Other income (expense)	(1,673)	178	(1,952)	114
Loss before income taxes	(16,278)	(58,450)	(80,502)	(108,964)
Income tax expense (benefit)	159	(155)	199	14
Net loss attributable to common stockholders	$(16,437)	$(58,295)	$(80,701)	$(108,978)
__________
(1)Includes stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$3,188	$1,828	$6,134	$3,014
Research and development	13,889	8,634	32,478	16,592
Sales and marketing	10,184	5,631	20,278	10,639
General and administrative	7,717	17,333	16,110	34,019
Total stock-based compensation expense	$34,978	$33,426	$75,000	$64,264

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	55	47	54	46
Gross profit	45	53	46	54
Operating expenses:
Research and development	38	36	39	35
Sales and marketing	46	43	43	42
General and administrative	29	42	29	41
Total operating expenses	112	120	111	117
Loss from operations	(67)	(68)	(64)	(63)
Net gain on extinguishment of debt	53	—	27	—
Interest income	1	—	1	—
Interest expense	(1)	(2)	(2)	(1)
Other income (expense)	(2)	—	(1)	—
Loss before income taxes	(16)	(70)	(39)	(64)
Income tax expense (benefit)	—	—	—	—
Net loss attributable to common stockholders	(16)%	(69)%	(39)%	(64)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Revenue	$102,518	$85,026	21%	$204,900	$169,878	21%
Revenue was $102.5 million for the three months ended June 30, 2022 compared to $85.0 million for the three months ended June 30, 2021, an increase of $17.5 million, or 21%. Revenue was $204.9 million for the six months ended June 30, 2022 compared to $169.9 million for the six months ended June 30, 2021, an increase of $35.0 million, or 21%. Revenue growth was driven by the further adoption of our modern edge platform and products as well as a $9.3 million increase in revenue related to products acquired from the acquisition of Signal Sciences.
We had 2,894 customers and 471 enterprise customers as of June 30, 2022, compared to 2,581 customers and 408 enterprise customers as of June 30, 2021. This represents an increase of 313, or 12%, in customers and 63, or 15%, in enterprise customers from June 30, 2021.
In both the three and six months ended June 30, 2022, approximately 93% of our revenue was driven by usage on our platform. In the three and six months ended June 30, 2021, approximately 93% and 94% of our revenue was driven by usage on our platform, respectively. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
U.S. revenue was $76.1 million, or 74% of revenue, for the three months ended June 30, 2022, compared to $59.7 million, or 70% of revenue, for the three months ended June 30, 2021. This represents an increase of $16.4 million, or 27%.

International revenue was $26.5 million, or 26% of revenue, for the three months ended June 30, 2022, compared to $25.4 million, or 30%, of revenue for the three months ended June 30, 2021. This represents an increase of $1.1 million, or 4%.
U.S. revenue was $151.7 million, or 74% of revenue, for the six months ended June 30, 2022, compared to $122.4 million, or 72%, of revenue for the six months ended June 30, 2021. This represents an increase of $29.3 million, or 24%. International revenue was $53.2 million or 26% of revenue for the six months ended June 30, 2022, compared to $47.5 million, or 28%, of revenue for the six months ended June 30, 2021. This represents an increase of $5.8 million, or 12%.
We had 2,115 domestic customers and 779 international customers as of June 30, 2022, and 1,929 domestic customers and 652 international customers as of June 30, 2021. There was an increase in domestic customers of 186, or 10%, and an increase in international customers of 127, or 19%, compared to June 30, 2021.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Cost of revenue	$56,466	$40,320	40%	$110,381	$77,814	42%
    Cost of revenue was $56.5 million for the three months ended June 30, 2022 compared to $40.3 million for the three months ended June 30, 2021, an increase of $16.2 million, or 40%. The increase in cost of revenue is a result of an increase in bandwidth costs of $6.8 million, colocation costs of $2.5 million and other network costs of $1.5 million. Depreciation and amortization expense increased by $4.1 million as a result of increased investments in our platform. There was also a $1.4 million increase in personnel related costs and stock-based compensation due to an increase in headcount to support the growth of our business and equity awards granted to new and existing employees.
Cost of revenue was $110.4 million for the six months ended June 30, 2022 compared to $77.8 million for the six months ended June 30, 2021, an increase of $32.6 million, or 42%. The increase in cost of revenue is a result of an increase in bandwidth costs of $12.3 million, colocation costs of $5.5 million, other network costs of $2.5 million and SaaS costs of 1.1 million to support the increased traffic on our platform. Depreciation and amortization expense increased by $7.2 million as a result of increased investments in our platform. There was also a $4.2 million increase in personnel related costs and stock-based compensation due to an increase in headcount to support the growth of our business and equity awards granted to new and existing employees.
Gross Profit and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Gross profit	$46,052	$44,706	3%	$94,519	$92,064	3%
Gross margin	45%	53%	(8)%	46%	54%	(8)%
Gross profit was $46.1 million for the three months ended June 30, 2022 compared to $44.7 million for the three months ended June 30, 2021, an increase of $1.4 million, or 3%. Gross margin was 45% for the three months ended June 30, 2022 compared to 53% for the three months ended June 30, 2021, a decrease of 8%. The decrease in gross margin was driven by increases in bandwidth, colocation costs and other network costs, an increase depreciation expense associated with our network equipment and an increase in personnel related costs, as part of our continued investment in infrastructure and capacity to build out our platform to support future customer traffic.
Gross profit was $94.5 million for the six months ended June 30, 2022 compared to $92.1 million for the six months ended June 30, 2021, an increase of $2.4 million, or 3%. Gross margin was 46% for the six months ended June 30, 2022 compared to 54% for the six months ended June 30, 2021, a decrease of 8%. The decrease in gross margin was driven by increases in bandwidth, colocation costs and other network costs, an increase depreciation expense associated with our network equipment and an increase in personnel related costs, as part of our continued investment in infrastructure and capacity to build out our platform to support future customer traffic.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Research and development	$38,717	$30,346	28%	$79,154	$59,334	33%
Sales and marketing	46,760	36,334	29%	88,240	71,206	24%
General and administrative	29,543	35,494	(17)%	59,097	68,955	(14)%
Total operating expenses	$115,020	$102,174	13%	$226,491	$199,495	14%
Percentage of revenue:
Research and development	38%	36%	2%	39%	35%	4%
Sales and marketing	46%	43%	3%	43%	42%	1%
General and administrative	29%	42%	(13)%	29%	41%	(12)%
Research and development
Research and development expenses were $38.7 million for the three months ended June 30, 2022 compared to $30.3 million for the three months ended June 30, 2021, an increase of $8.4 million, or 28%. This is primarily due to an increase of $10.0 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and equity awards granted to employees supporting our research and development efforts. There was also an increase of $1.4 million in SaaS costs as we continue to develop new products and features for our next-generation edge computing solutions. There was also an increase in travel and entertainment costs of $0.6 million related to employee time and expenses as work-related travel has started to increase with the lift of prior travel-related restrictions associated with the COVID-19 pandemic. There was also an increase in professional fees of $0.8 million primarily related to temporary agency costs. This increase was partially offset by a $4.8 million increase in capitalization of costs related to the development of internal-use software.
Research and development expenses were $79.2 million for the six months ended June 30, 2022 compared to $59.3 million for the six months ended June 30, 2021, an increase of $19.9 million, or 33%. This is primarily due to an increase of $23.5 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and equity awards granted to employees supporting our research and development efforts. There was also an increase of $2.5 million in SaaS costs and $0.8 million in professional service fees as we continue to develop new products and features for our next-generation edge computing solutions. There was also an increase in travel and entertainment costs of $0.8 million related to employee time and expenses as work-related travel has started to increase with the lift of prior travel-related restrictions associated with the COVID-19 pandemic. This increase was partially offset by a $8.0 million increase in capitalization of costs related to the development of internal-use software due to higher volume of projects and employee costs.
Sales and marketing
Sales and marketing expenses were $46.8 million for the three months ended June 30, 2022 compared to $36.3 million for the three months ended June 30, 2021, an increase of $10.5 million, or 29%. This is primarily due to a $7.6 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and equity awards granted to employees supporting our sales and marketing efforts. There was also an increase of $3.1 million related to employee time and expenses as work-related travel has started to pick up with the lift of prior travel-related restrictions associated with the COVID-19 pandemic. This was partially offset by a $0.9 million decrease in marketing spend associated with brand campaign and advertising.
Sales and marketing expenses were $88.2 million for the six months ended June 30, 2022 compared to $71.2 million for the six months ended June 30, 2021, an increase of $17.0 million, or 24%. This is primarily due to a $13.7 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and equity awards granted to employees supporting our sales and marketing efforts. There was also an increase of $3.8 million related to employee time and expenses as work-related travel has started to pick up with the lift of prior travel-related restrictions associated with the COVID-19 pandemic. There was also an increase of $0.6 million in spending related to the SaaS used in our sales generation efforts. This was partially offset by a $1.3 million decrease in marketing spend associated with brand campaign and advertising.

General and administrative
General and administrative costs were $29.5 million for the three months ended June 30, 2022 compared to $35.5 million for the three months ended June 30, 2021, a decrease of $6.0 million, or 17%. The net decrease of $8.8 million is primarily due to lower stock-based compensation expenses attributed to the function, offset by increases of $0.8 million in personnel related costs, such as salaries and benefits. The decrease was partially offset by an increase of $1.3 million in professional services such as legal, accounting and enterprise systems, an increase of $0.8 million due to purchase of office supplies, a $0.7 million increase in acquisition-related expenses, and a $0.4 million increase in SaaS costs to support the growth of our operations.
General and administrative costs were $59.1 million for the six months ended June 30, 2022 compared to $69.0 million for the six months ended June 30, 2021, a decrease of $9.9 million, or 14%. The net decrease of $16.0 million is primarily due to lower stock-based compensation expenses attributed to the function, offset by increases of $2.0 million in personnel related costs, such as salaries and benefits. The decrease was partially offset by an increase of $2.7 million in professional services such as legal, accounting and enterprise systems, an increase of $1.1 million due to purchase of office supplies, a $0.9 million increase in SaaS costs, a $0.7 million increase business insurance to support the growth of our operations, and a $0.7 million increase in the allowance for credit losses due the increase in revenue in the period.
Net Gain on Extinguishment of Debt

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Net gain on extinguishment of debt	$54,391	$—	100%	$54,391	$—	100%
We recognized a net gain on debt extinguishment of $54.4 million for both the three and six months ended June 30, 2022 relating to our repurchase at a discount in May 2022 of approximately $235 million aggregate principal amount of our outstanding of 0% convertible senior unsecured notes due in 2026.

Other Income and Expense, net
Interest Income

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Interest income	$1,502	$276	444%	$2,183	$450	385%
Interest income was $1.5 million for the three months ended June 30, 2022 compared to $0.3 million for the three months ended June 30, 2021, an increase of $1.2 million, or 444%. This increase is due to a recent increase in interest rates, impacting our marketable securities portfolio.
Interest income was $2.2 million for the six months ended June 30, 2022 compared to $0.5 million for the six months ended June 30, 2021, an increase of $1.7 million, or 385%. This increase is due to an increase in our investment portfolio as well as a recent increase in interest rates, impacting our marketable securities portfolio.
Interest Expense

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Interest expense	$1,530	$1,436	7%	$3,152	$2,097	50%
Interest expense was $1.5 million for the three months ended June 30, 2022 compared to $1.4 million for the three months ended June 30, 2021, an increase of $0.1 million, or 7%. Interest expense remained relatively flat as there has not been a significant change in our interest accruing on our debt portfolio between the two periods.

Interest expense was $3.2 million for the six months ended June 30, 2022 compared to $2.1 million for the six months ended June 30, 2021, an increase of $1.1 million, or 50%. This increase is primarily due to a full quarter's amortization of debt issuance costs related to the convertible debt and revolving credit facility that were entered into in the middle of the first quarter of 2021.
Other income (expense), net

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Other income (expense), net	$(1,673)	$178	(1040)%	$(1,952)	$114	(1812)%
Other expense, net was $1.7 million for the three months ended June 30, 2022 compared to other income, net of $0.2 million for the three months ended June 30, 2021, a decrease in other income, net of $1.9 million, or 1040%. The change is mainly driven by our foreign currency transaction losses between the periods.
Other expense, net was $2.0 million for the six months ended June 30, 2022 compared to other income, net of $0.1 million for the six months ended June 30, 2021, a decrease in other income, net of $2.1 million, or 1812%. The change is mainly driven by our foreign currency transaction losses between the periods.
Liquidity and Capital Resources
As of June 30, 2022, we had cash, cash equivalents, and marketable securities and restricted cash totaling $767.4 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. As of June 30, 2022, our marketable securities balance includes $285.0 million of marketable securities that were classified as non-current.
To date, we have financed our operations primarily through equity issuances, payments received from customers, the net proceeds we received through sales of equity and debt securities, and borrowings under our convertible notes and credit facility. Our principal uses of cash in the near term have primarily been around funding our operations, including research and development and personnel-related costs, and our capital expenditures. We have also entered into longer term commitments to support our operations, including arrangements to directly lease and operate our infrastructure assets and colocation facilities. We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
We believe that our cash and cash equivalents balances, and available borrowing capacity under our credit facility, net of the cash outflows used in our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and for the foreseeable future. We have generated losses from operations in the past and expect to continue to incur operating losses for the foreseeable future due to the investments and strategic initiatives we intend to make to grow our business. Our uses of cash beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are uncertain. We may also use our cash to buy back any outstanding debt on our convertible note.
Senior Secured Credit Facilities Agreement
On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million, with a maturity date of February 16, 2024. During the three and six months ended June 30, 2022 and 2021, no amounts were drawn down on the Credit Agreement.
Convertible Senior Notes
In March 2021, we issued approximately $948.8 million aggregate principal amount of 0% convertible senior unsecured notes due in 2026 (the "Notes") in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. On May 25, 2022, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase (the "Repurchases") approximately $235.0 million aggregate outstanding principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million. The Repurchases closed on May 31, 2022. The remaining Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased.

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Six months ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(29,870)	$(27,883)
Cash provided by (used in) investing activities	$101,635	$(279,904)
Cash provided by (used in) financing activities	$(175,747)	$933,014
Cash Flows from Operating Activities
For the six months ended June 30, 2022, cash used in operating activities was $29.9 million, consisting primarily of our net loss of $80.7 million, adjusted for non-cash items of $73.0 million, and net cash flows used in operating assets and liabilities of $22.1 million. The non-cash items includes a $54.4 million net gain from the extinguishment of our debt within the quarter. The main drivers of the changes in operating assets and liabilities were an increase in accounts receivable of $4.1 million primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $6.4 million due to advanced payments for fixed asset and an increase in commissions being capitalized, and an increase of $4.8 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. We also had $12.8 million of operating lease payments. This was offset by a net increase of $6.0 million in accounts payable, accrued expenses, and other liabilities due to the timing of payments.
For the six months ended June 30, 2021, cash used in operating activities was $27.9 million, consisting primarily of our net loss of $109.0 million, adjusted for non-cash items of $105.0 million, and net cash flows used in operating assets and liabilities of $23.9 million. The main drivers of the changes in operating assets and liabilities were an increase in accounts receivable of $5.6 million, primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $5.1 million due to commissions capitalized in the period, and an increase of $5.5 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. We also had $12.9 million of operating lease payments. This was offset by a net increase of $5.1 million in accounts payable, accrued expenses, and other liabilities due to timing of payments and increases in accrued commissions.
Cash Flows from Investing Activities
For the six months ended June 30, 2022, cash provided by investing activities was $101.6 million, primarily consisting of $529.7 million of maturities and sales of marketable securities, offset by $355.5 million of purchases of marketable securities. This was also partially offset by $29.3 million used for the advance payments for purchase of property and equipment, as well as $26.0 million related to business acquisitions. We also had $8.7 million of additions to capitalized internal-use software and $8.8 million of payments related to purchases of property and equipment to expand our network.
For the six months ended June 30, 2021, cash used in investing activities was $279.9 million, primarily consisting of $333.9 million of purchases of marketable securities, $11.0 million of payments related to purchases of property and equipment to expand our network, $2.7 million of additions to capitalized internal-use software, and $2.1 million in purchases of intangible assets. This was partially offset by $69.8 million of maturities and sales of marketable securities.
Cash Flows from Financing Activities
For the six months ended June 30, 2022, cash used in financing activities was $175.7 million, primarily consisting of $177.1 million used for the debt extinguishment, $11.0 million of finance lease payments and $7.0 million in repayments to employees for restricted share awards. This decrease was partially offset by $10.7 million in proceeds from the early sale of restricted shares, $4.8 million in proceeds from stock option exercises by our employees, and $4.0 million in proceeds from the employee stock purchase plan ("ESPP").
For the six months ended June 30, 2021, cash provided by financing activities was $933.0 million, primarily consisting of $930.8 million of proceeds from the issuance of the Notes, net of issuance costs, $1.4 million payments of other debt issuance costs, $5.6 million in proceeds from stock option exercises by our employees, and $4.6 million in proceeds from the ESPP. This was partially offset by $6.6 million of finance lease payments.

Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations for capital expenditures, purchase obligations for contracts with our cloud infrastructure provider, network service providers, and other vendors, and outstanding debt. As of June 30, 2022, we have $43.2 million of purchase obligations under contracts for capital expenditures. Other than the aforementioned, there have not been any other material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except for those described under Note 7, Note 9, and Note 10 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $0.8 billion as of June 30, 2022, which primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our existing lease arrangements. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2022, its principal executive officer and principal financial officer concluded that, as of such date, due to the material weaknesses described below, the Company's disclosure controls and procedures were not effective.
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

These remediation actions are ongoing and include or are expected to include the following:

Actions related to the remediation of all material weaknesses in internal control over financial reporting, including the material weakness related to a lack of sufficient, qualified finance and accounting resources commensurate with the complexity of the Company's operations and financial reporting requirements:

•The Company has since established a formal hiring plan and has increased its number of qualified accounting resources. During the six months ended June 30, 2022, the Company recruited and hired several key senior leaders in the finance and accounting teams, including its new Chief Accounting Officer, VP of Global Accounting Operations and VP Corporate Controller who have the requisite accounting and financial reporting knowledge and experience to bridge the skill gaps needed. The Company will continue to hire, retain and oversee qualified finance and accounting resources at all levels, including external advisors where appropriate, to support the Company.

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

As the Company continues to evaluate and work to improve its internal control over financial reporting, it may decide to take additional measures to address control deficiencies or modify the remediation plans described above. The Company believes that these actions will remediate the material weaknesses. However, the weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes the foregoing plans will effectively remediate the deficiencies constituting the material weaknesses. However, there is no assurance as to when such remediation will be completed.

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

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings
The information set forth under "Legal Matters" in Note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
Select Risk Factors Affecting Our Business
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:

•If our platform fails to perform properly due to defects, interruptions, outages, delays in performance, or similar problems, and if we fail to develop enhancements to resolve any defect, interruption, delay, or other problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.*

•If we are unable to attract new customers, in particular, enterprise customers, and to have existing enterprise customers continue and increase their use of our platform, our business will likely be harmed.

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

•Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, and dilute stockholder value.*

•The failure to attract and retain qualified personnel could prevent us from executing our business strategy.*

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

•Our stock price may be volatile, and the value of our Class A common stock may decline.*

Risks Related to Our Business, Industry and Technology
If our platform fails to perform properly due to defects, interruptions, outages, delays in performance, or similar problems, and if we fail to develop enhancements to resolve any defect, interruption, delay, or other problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.*
Our operations are dependent upon our ability to prevent system interruption. The applications underlying our edge cloud computing platform are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects and errors in our platform and may discover additional defects or errors in the future that could result in data unavailability, unauthorized access to, loss, corruption, or other harm to our customers’ data. These defects or errors could also be found in third-party applications or open source software on which we rely. We may not be able to detect and correct defects or errors before implementing our products. Consequently, we or our customers may discover defects or errors after our products have been deployed.
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
Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 33% and 35% of our revenue in the trailing 12 months ended June 30, 2022 and 2021, respectively. Our 5 largest customers generated an aggregate of 24% and 23% of our revenue in the trailing 12 months ended June 30, 2022 and 2021, respectively. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ business may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. For example, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and resulted in customers, including some of our largest customers, reducing or removing traffic from our platform and service level agreement claims. While these customers have returned traffic to our platform, not all customer traffic has returned to pre-outage levels. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
Component delays, shortages or price increases could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.*
Our business is dependent upon the timely supply of certain parts and components to construct our servers. We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components, including pricing changes as a result of inflationary pressures. The ongoing COVID-19 pandemic has resulted, and we expect will continue to result, in disruptions and delays for these components and the delivery and installation of such components at our colocation facilities, in addition to pricing increases. For example, throughout 2021, a global shortage of microchips has resulted in supply constraints for a number of electronics firms, including manufacturers that supply the components to construct our servers. If our supply of certain components is disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may limit capacity expansion or replacement of defective or obsolete equipment, or cause other constraints on our operations that could damage our customer relationships and harm our business.
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
We generated a net loss of $16.4 million and $80.7 million for the three and six months ended June 30, 2022, and as of June 30, 2022, we had an accumulated deficit of $591.6 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

Further, we have limited historical financial data and operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, our business could experience a materially adverse impact, including significant costs and disruptions that could harm our business, financial results, and reputation.*
Our business is dependent on providing our customers with fast, efficient, and reliable distribution of applications and content over the internet. We transmit and store our customers’ information, data, and encryption keys as well as our own; customer information and data may include personally identifiable data of and about their end-users. Maintaining the security and availability of our platform, network, and internal IT systems and the security of information we hold on behalf of our customers is a critical issue for us and our customers, and we may expend significant resources, fundamentally change our business activities and practices, or modify our operations in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Attacks on our customers and our own network are frequent and take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms, and malicious software programs. For example, during 2021 we experienced DDoS attacks of increased size and severity that caused us to invest resources into improving our systems, and we expect to continue to be subject to DDoS and other forms of attacks in the future, particularly as they have become more prevalent in our industry. Malicious actors can attempt to fraudulently induce employees or suppliers to disclose sensitive information through spamming, phishing, or other tactics. For example, we have been, and in the future may be, the target of phishing and social engineering schemes that may be designed to, among other things, improperly gain access to our confidential information or fraudulently obtain payments or funds from us. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. For example, in December 2021, the Apache Software Foundation publicly disclosed a remote code execution vulnerability in its Log4j 2 product (Log4j), an open-source component widely used in Java-based software applications to log and track error messages, which affected large amounts of systems worldwide. While we have identified and remediated all known Log4j vulnerabilities in our systems, we expect to continue to encounter vulnerabilities and potential attacks related to open source libraries integrated in our systems. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are also becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling to make such payments, or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our information systems. We have in the past been subject to cyber-attacks from third parties, including parties who we believe are sponsored by government actors. Since our customers share our multi-tenant architecture, an attack on any one of our customers could have a negative effect on other customers. These attacks have significantly increased the bandwidth used on our platform and have strained our network. If attacks like these were to occur in the future and if we do not have the systems and processes in place to respond to them, our business could be harmed. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Additionally, the COVID-19 pandemic and our largely remote workforce poses increased risks to our information technology and network, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
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
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, and dilute stockholder value.*
We have in the past acquired, and we may in the future seek to acquire or invest in, businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing acquisitions, whether or not such acquisitions are completed. In addition, we have limited experience in acquiring other businesses and we may not successfully identify desirable acquisition targets or, when we acquire additional businesses, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. We may also incur significant, and sometimes unanticipated costs in connection with these acquisitions or in integration with our business. In addition, if an acquired business fails to meet our expectations or we do not realize sufficient value, our business may be harmed.
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
Health epidemics, including the ongoing COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and customers operate.*
The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers or potential customers experience downturns or uncertainty in their own business operations and revenue resulting from the impact of COVID-19, they have and may continue to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek renegotiation of their contracts. Usage of our platform has fluctuated during the COVID-19 pandemic, and we cannot predict how usage levels will be impacted given that the long term impact of the pandemic remains uncertain. As a result, it has been difficult to accurately forecast our revenues or financial results, and our results of operations could be materially below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.
In addition, our suppliers have been impacted by the COVID-19 pandemic, which has reduced the availability or resulted in delays, and may continue to reduce the availability or result in delays, of parts and components to us. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the COVID-19 pandemic, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.
The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time. We do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, which could harm our business.
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
We rely on the performance of highly skilled personnel, including our senior management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.*
We believe that our success has depended, and continues to depend, on the efforts and talents of senior management and key employees, including Artur Bergman, our Chief Architect and Executive Chairman. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. On August 3, 2022, we announced that Todd Nightingale has been appointed to serve as our new Chief Executive Officer, replacing Joshua Bixby. Mr. Nightingale will begin serving in this role effective September 1, 2022. Such changes in our executive management team may be disruptive to our business. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. We are also dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management, including Mr. Bergman, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

Our past rapid growth may not be indicative of our future growth and, if we resume growing rapidly, we may not be able to manage our growth effectively.
We have experienced substantial growth in various aspects of our business in prior periods. For example, for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, our revenue was $354.3 million, $290.9 million, and $200.5 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. For example, from December 31, 2020 to December 31, 2021, our edge network increased from 40 to 51 markets and from 25 to 31 countries that are outside of the United States. We have also experienced significant growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
We believe our culture has been a key contributor to our success to date and that the critical nature of the products that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop the systems and processes associated with being a public company, we may find it difficult to maintain these important aspects of our culture. The recent increase in employee attrition we have experienced in part due to the ongoing “great resignation” has adversely affected our corporate culture, particularly since our workforce has been largely virtual since March 2020 due to the COVID-19 pandemic. In addition, while we have historically benefited from having a dispersed workforce, as we have grown and our resources have become more globally dispersed and our organizational management structures have become more complex, we have found it increasingly difficult to maintain these beneficial aspects of our corporate culture. In addition, we may seek to acquire or invest in businesses, products or technologies with differing corporate cultures that could be difficult to integrate. If we fail to maintain our company culture, our business may be harmed.
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
Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.*
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three months ended June 30, 2022, the percentage of revenue generated from customers outside the United States was 26% of our total revenue. For the six months ended June 30, 2022, the percentage of revenue generated from customers outside the United States was 26% of our total revenue. As of June 30, 2022, our edge network spans across 57 markets and 33 countries that are outside of the United States. Additionally, we have employees located throughout the world. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of June 30, 2022, approximately 20% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
•inflationary pressures, such as those the global market is currently experiencing, labor shortages and supply chain disruptions, which may increase costs for certain services;
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
We may need to engage in equity or debt financings to secure additional funds. In addition, increases in interest rate levels could increase our cost of capital. Additional financing may not be available on favorable terms, if at all and any additional financing will need to be in compliance with the terms of our Credit Agreement, dated as of February 16, 2021, by and among us as borrower, the lenders from time to time party thereto, and Silicon Valley Bank as a lender, the issuing lender and the swingline lender, and as administrative agent and collateral agent for the lenders ("Credit Agreement"). If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Any debt financing we secure could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate such restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business. Because our decision to issue securities in future offerings will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

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
Our Credit Agreement with SVB contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, grant liens, pay dividends and make distributions, transfer property, make investments, and take other actions that may otherwise be in our best interests. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. Our ability to meet these financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. In addition, a breach of a covenant under our Credit Agreement or any other current or future credit facility of ours may result in a cross-default under any such separate credit facility. If we seek to enter into one or more additional credit facilities in the future, we may not be able to obtain debt financing on terms that are favorable to us, if at all. Holders of our existing debt have, and holders of any future debt we may incur would have, rights senior to holders of common stock to make claims on our assets. In addition, the terms of our existing debt do, and the terms of any future debt could, restrict our operations, including our ability to pay dividends on our Class A common stock. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expand significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. We continue to evaluate and take actions to improve our internal control over financial reporting. To remediate the material weakness related to a lack of sufficient, qualified finance and accounting resources commensurate with the complexity of our operations and financial reporting requirements, we will continue to hire, retain and oversee qualified finance and accounting resources to support us, including external advisors when appropriate, and add enhanced quarterly reporting of the remediation measures and process to the Audit Committee of the Board of Directors. To remediate the material weakness in internal control over financial reporting related to our accounting for internal-use software costs, we will continue to enhance our process and expand our review controls to ensure complete and timely identification of internal use software costs subject to capitalization, implement additional training of finance, accounting and other Company personnel involved in this process, and work with qualified external advisors to support these efforts. To remediate the material weakness in internal control over financial reporting related to the design of controls for system implementations associated with a migration of our stock plan administration system, we will update the design and review of controls for system implementations, continue to leverage internal expertise in systems implementation for the design of controls, and work with qualified external advisors to support these efforts.
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
The CCPA marks a trend toward more stringent privacy, data protection, critical infrastructure, and information security legislation in the United States. Privacy, data protection, and information security laws have been proposed at the federal, state, and local levels that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. For example, Virginia passed the Consumer Data Protection Act. Colorado passed the Colorado Privacy Act, and Utah and Connecticut recently enacted similar laws, all of which differ from the CPRA and become effective in 2023. Additionally, several states and localities have enacted measures related to the use of artificial intelligence (“AI") and machine learning in products and services.
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
In addition, an increasing number of foreign laws and regulations apply to privacy, data protection, and information security. For example, the EU GDPR, the U.K. GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canada’s Anti-Spam Legislation (“CASL”), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing the personal information of individuals. European legislative proposals and existing laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Furthermore, there is a proposed regulation in the EU related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems that may require us to change our business practices. Under the EU GDPR and U.K. GDPR, government regulators may impose restrictions or injunctions on data processing, and fines of up to 20 million euros (£17.5 million for the U.K. GDPR) or 4% of annual global revenue, whichever is greater. The EU GDPR also provides for private litigation related to the processing of personal information, which can be brought by classes of data subjects or consumer protection organizations authorized by law to represent the interests of such classes.
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
The success of our business depends on customers’ continued and unimpeded access to our platform on the internet.*
Our customers must have internet access in order to use our platform. Some internet providers may take measures that affect their customers’ ability to use our platform, such as degrading the quality of the content we transmit over their lines, giving that content lower priority, giving other content higher priority than ours, blocking our content entirely, or attempting to charge their customers more for using our platform.
In January 2018, the Federal Communications Commission, or the FCC, repealed the “network neutrality” rules adopted during the Obama Administration, which barred internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the United States Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. Petitions for reconsideration of this decision are pending. President Biden supported restoration of the network neutrality rules during his Presidential campaign, and such action is supported by the current Democratic FCC commissioners. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A federal court judge denied a request for injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law. Trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. The trade associations sought rehearing with the full court of appeal, and on April 20, 2022 it declined to rehear the case. The appellants did not appeal to the U.S. Supreme Court. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. For instance, a temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, but the challenge to that law remains pending. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.

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
In addition, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" is generally subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. A detailed analysis was performed through December 31, 2021 for us to determine whether an ownership change under Section 382 of the Code has occurred and ownership changes were identified in 2013 and 2020. We are in the process of determining the limitation on the utilization of the net operating losses, but we do not believe the limitation will have a material impact on cash taxes paid. A detailed analysis was performed for the period March 1, 2014 to October 1, 2020 for Signal Sciences to determine whether an ownership change under Section 382 of the Code has occurred and an ownership change was identified in 2020. As a result, there is a limitation on the use of net operating loss carryforwards acquired from Signal Sciences. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.
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

We are exposed to fluctuations in currency exchange rates.*
Our sales contracts are primarily denominated in U.S. dollars, and therefore a majority of our revenue is not subject to foreign currency revaluation. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could cause an increase requests to renegotiate contracts and adversely affect our operating results. Foreign currency exchange rates have recently been and could continue to be subject to increased volatility. In addition, increased international sales in the future may result in greater foreign currency denominated sales, increasing our foreign currency risk. In addition, an increasing portion of our operating expenses is incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. As these expenses become more material and if there are significant fluctuations in foreign currency exchange rates, the risk of not hedging or not hedging effectively could harm our business.
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
Unfavorable conditions in our industry or the global economy, including those caused by the Russian military operations and related geopolitical situation in Ukraine, rising inflation or reductions in information technology spending could harm our business.*
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. The U.S. capital markets experienced and continue to experience extreme volatility following the global outbreak of the COVID-19 pandemic in 2020 and the Russian invasion of Ukraine in 2022. While our ability to do business has not been materially affected, the Russian invasion of Ukraine and the global restrictive measures that have been taken, and could be taken in the future, have created significant global economic uncertainty that could prolong and escalate tensions and expand the geopolitical conflict, which could have a lasting impact on regional and global economies, any of which could harm our business and operating results. Further, due to political uncertainty and military actions involving Russia, Ukraine, and surrounding regions, we and the third parties upon which we rely may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to do business.. These attacks are expected to occur in the future. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades, prompting the

Federal Reserve to increase interest rates. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, currency and interest rate fluctuations, political turmoil, natural catastrophes, warfare, public health issues, such as the COVID-19 pandemic, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a downturn or recession and a decrease in business investments, including spending on information technology, which would harm our business. To the extent that our platform and our products are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

Risks Related to Ownership of Our Class A Common Stock
Our stock price may be volatile, and the value of our Class A common stock may decline.*
Historically, our stock price has been volatile. During the year ended December 31, 2021, our stock traded as high as $122.75 per share and as low as $33.55 per share, and from January 1, 2022 to August 3, 2022, our stock price has ranged from $36.61 per share to $9.50 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
•changes in the anticipated future size and growth rate of our market; and
•general political, social, economic, regulatory, and market conditions, in both domestic and our foreign markets, including the effects of global events like the war in Ukraine on the global economy, labor shortages, supply chain disruptions, inflation, increased interest rates and slow or negative growth of our markets.

Broad market and industry fluctuations, as well as general economic, political, social, regulatory, and market conditions, may impact the market price of our Class A common stock. For example, in connection with the COVID-19 pandemic, we initially experienced an increase in the usage of our platform, and as a result, the trading price of our Class A common stock significantly increased, and has since experienced significant volatility, along with the broader market. Following the announcement of our results for our third and fourth quarters of 2021, the trading price of our Class A common stock significantly decreased. There are no assurances that the trading price of our Class A common stock will recover to prior levels for any period of time. Moreover, the trading price of our Class A common stock could experience a significant decrease once the scope and impact of the ongoing COVID-19 pandemic and current market conditions, including inflation, supply chain disruptions and increased interest rates, is better understood. These fluctuations could cause you to lose all or part of your investment in our Class A common stock.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including ours. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance.
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
In March 2021, we entered into a purchase agreement for the sale of an aggregate of $948.8 million principal amount of our 0% convertible senior notes due 2026 (the “Notes”). On May 25, 2022, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase (the “Repurchases”) approximately $235.0 million aggregate outstanding principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million. The Repurchases closed on May 31, 2022. The remaining Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. If we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Class A common stock could depress the price of our Class A common stock.

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
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our Class A common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Notes to effect short sales of our Class A common stock, borrow our Class A common stock or enter into swaps on our Class A common stock could adversely affect the trading price and the liquidity of the Notes.
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
Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. For example, we may issue approximately 7.3 million shares of our Class A common stock upon conversion of the Notes, subject to customary anti-dilution adjustments. We may sell Class A common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.
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
As of June 30, 2022, we have outstanding a total of 121.9 million shares of Class A common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	10-Q	001-38897	3.3	August 7, 2020
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
10.1+	Offer Letter by and between Fastly, Inc. and Todd Nightingale, dated August 1, 2022	8-K	001-38897	10.1	August 3, 2022
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

August 4, 2022	By:	/s/ Joshua Bixby
Joshua Bixby Chief Executive Officer (Principal Executive Officer)

August 4, 2022	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)