Form 10-Q
period 2022-09-30
Fastly, Inc.
filed 2022-11-04
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022, 123.0 million shares of the registrants’ Class A common stock were outstanding.

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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.investors.fastly.com), our filings with the Securities and Exchange Commission, our corporate Twitter account (@Fastly), our blog (www.fastly.com/blog), webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about us, our products, and other issues. It is possible that the information that we make available on these mediums may be deemed to be material information. We therefore encourage investors and others interested in us to review the information that we make available through these channels.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$87,897	$166,068
Marketable securities, current	445,048	361,795
Accounts receivable, net of allowance for credit losses of $4,949 and $3,311 as of September 30, 2022 and December 31, 2021, respectively	72,914	64,625
Prepaid expenses and other current assets	31,321	32,160
Total current assets	637,180	624,648
Property and equipment, net	179,080	166,961
Operating lease right-of-use assets, net	72,374	69,631
Goodwill	670,158	636,805
Intangible assets, net	88,482	102,596
Marketable securities, non-current	186,066	528,911
Other assets	73,258	29,468
Total assets	$1,906,598	$2,159,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,265	$9,257
Accrued expenses	54,186	36,112
Finance lease liabilities, current	27,807	21,125
Operating lease liabilities, current	20,919	20,271
Other current liabilities	33,422	45,107
Total current liabilities	144,599	131,872
Long-term debt	704,042	933,205
Finance lease liabilities, noncurrent	21,027	22,293
Operating lease liabilities, noncurrent	62,750	55,114
Other long-term liabilities	7,201	2,583
Total liabilities	939,619	1,145,067
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock	2	2
Additional paid-in capital	1,634,666	1,527,468
Accumulated other comprehensive loss	(12,678)	(2,627)
Accumulated deficit	(655,011)	(510,890)
Total stockholders’ equity	966,979	1,013,953
Total liabilities and stockholders’ equity	$1,906,598	$2,159,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$108,504	$86,735	$313,404	$256,613
Cost of revenue	55,825	41,244	166,206	119,058
Gross profit	52,679	45,491	147,198	137,555
Operating expenses:
Research and development	38,957	32,528	118,111	91,862
Sales and marketing	47,006	39,288	135,246	110,494
General and administrative	32,481	28,609	91,578	97,564
Total operating expenses	118,444	100,425	344,935	299,920
Loss from operations	(65,765)	(54,934)	(197,737)	(162,365)
Net gain on extinguishment of debt	—	—	54,391	—
Interest income	1,967	280	4,150	730
Interest expense	(1,381)	(1,555)	(4,533)	(3,652)
Other income (expense)	1,877	41	(75)	155
Loss before income taxes	(63,302)	(56,168)	(143,804)	(165,132)
Income tax expense	118	30	317	44
Net loss	$(63,420)	$(56,198)	$(144,121)	$(165,176)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.48)	$(1.19)	$(1.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	122,339	116,475	121,094	115,320

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(63,420)	$(56,198)	$(144,121)	$(165,176)
Other comprehensive loss:
Foreign currency translation loss	(22)	(186)	(192)	(228)
Loss on investments in available-for-sale-securities	(114)	27	(9,859)	(198)
Total other comprehensive loss	$(136)	$(159)	$(10,051)	$(426)
Comprehensive loss	$(63,556)	$(56,357)	$(154,172)	$(165,602)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended September 30, 2022
	Common Stock—Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	121,885	$2	$1,597,869	$(12,542)	$(591,591)	$993,738
Exercise of vested stock options	88	—	555	—	—	555
Vesting of restricted stock units	835	—	—	—	—	—
Vesting of restricted stock awards	37	—	—	—	—	—
Stock-based compensation	—	—	36,242	—	—	36,242
Net loss	—	—	—	—	(63,420)	(63,420)
Other comprehensive loss	—	—	—	(136)	—	(136)
Balance at September 30, 2022	122,845	$2	$1,634,666	$(12,678)	$(655,011)	$966,979

	Three months ended September 30, 2021
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	106,259	$1	9,708	$1	$1,426,520	$(261)	$(397,171)	$1,029,090
Exercise of vested stock options	498	—	—	—	3,489	—	—	3,489
Vesting of early exercised stock options	—	—	14	—	64	—	—	64
Vesting of restricted stock units	611	—	—	—	—	—	—	—
Vesting of restricted stock awards	112	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	39,293	—	—	39,293
Conversion of Class B to Class A Stock	9,723	1	(9,723)	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	(56,198)	(56,198)
Other comprehensive loss	—	—	—	—	—	(159)	—	(159)
Balance as of September 30, 2021	117,203	$2	—	$—	$1,469,366	$(420)	$(453,369)	$1,015,579

	Nine months ended September 30, 2022
	Common Stock—Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	118,811	$2	$1,527,468	$(2,627)	$(510,890)	$1,013,953
Exercise of vested stock options	1,712	—	5,324	—	—	5,324
Vesting of restricted stock units	1,918	—	—	—	—	—
Vesting of restricted stock awards	112	—	—	—	—	—
Shares issued under ESPP	292	—	2,962	—	—	2,962
Stock-based compensation	—	—	98,912	—	—	98,912
Net loss	—	—	—	—	(144,121)	(144,121)
Other comprehensive loss	—	—	—	(10,051)	—	(10,051)
Balance at September 30, 2022	122,845	$2	$1,634,666	$(12,678)	$(655,011)	$966,979

	Nine months ended September 30, 2021
	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	103,394	$1	10,229	$1	$1,350,050	$6	$(288,193)	$1,061,865
Exercise of vested stock options	1,527	—	—	—	9,094	—	—	9,094
Vesting of early exercised stock options	—	—	43	—	192	—	—	192
Vesting of restricted stock units	1,520	—	—	—	—	—	—	—
Vesting of restricted stock awards	336	—	—	—	—	—	—	—
Shares issued under ESPP	154	—	—	—	5,719	—	—	5,719
Stock-based compensation	—	—	—	—	104,311	—	—	104,311
Conversion of Class B to Class A Stock	10,272	1	(10,272)	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	(165,176)	(165,176)
Other comprehensive income	—	—	—	—	—	(426)	—	(426)
Balance as of September 30, 2021	117,203	$2	—	$—	$1,469,366	$(420)	$(453,369)	$1,015,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(144,121)	$(165,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	31,248	20,710
Amortization of intangible assets	16,114	15,929
Amortization of right-of-use assets and other	21,879	19,818
Amortization of debt discount and issuance costs	2,454	2,235
Amortization of deferred contract costs	6,020	4,567
Stock-based compensation	114,378	100,900
Provision for credit losses	1,782	41
Interest on finance lease	(1,843)	(1,259)
Loss on disposals of property and equipment	854	(177)
Amortization and accretion of discounts and premiums on investments	2,622	—
Net gain on extinguishment of debt	(54,391)	—
Other adjustments	(292)	1,496
Changes in operating assets and liabilities:
Accounts receivable	(10,071)	(4,017)
Prepaid expenses and other current assets	(5,787)	(5,502)
Other assets	(19,904)	(7,320)
Accounts payable	(3,457)	(1,653)
Accrued expenses	4,490	2,713
Operating lease liabilities	(20,667)	(19,735)
Other liabilities	1,188	5,856
Net cash used in operating activities	(57,504)	(30,574)
Cash flows from investing activities:
Purchases of marketable securities	(355,479)	(777,569)
Sales of marketable securities	161,853	64,236
Maturities of marketable securities	440,737	72,853
Business acquisitions, net of cash acquired and other related payments	(27,745)	—
Advance payment for purchase of property and equipment	(31,274)	—
Purchases of property and equipment	(11,446)	(31,267)
Proceeds from sale of property and equipment	366	291
Capitalized internal-use software	(13,856)	(10,299)
Purchase of intangible assets	—	(2,092)
Net cash provided by (used in) investing activities	163,156	(683,847)
Cash flows from financing activities:
Issuance of convertible note, net of issuance costs	—	930,775
Payments of other debt issuance costs	—	(1,351)
Net cash paid for debt extinguishment	(177,082)	—
Repayments of finance lease liabilities	(18,105)	(10,564)
Cash received for restricted stock sold in advance of vesting conditions	10,655	—
Cash paid for early sale of restricted shares	(10,655)	—
Proceeds from exercise of vested stock options	5,324	9,094
Proceeds from employee stock purchase plan	5,726	5,994
Net cash provided by (used in) financing activities	(184,137)	933,948
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(429)	(383)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(78,914)	219,144
Cash, cash equivalents, and restricted cash at beginning of period	166,961	63,880
Cash, cash equivalents, and restricted cash at end of period	$88,047	$283,024

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Nine months ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,969	$1,379
Cash paid for income taxes, net of refunds received	$225	$240
Property and equipment additions not yet paid in cash	$8,497	$443
Stock-based compensation capitalized to internal-use software	$6,034	$3,411
Assets obtained in exchange for operating lease obligations	$28,788	$25,745
Assets obtained in exchange for finance lease obligations	$23,521	$28,399
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$3,132	$—
Purchase consideration associated with business combination, accrued but not paid	$8,000	$—
Costs associated with business combination, accrued but not paid	$30	$—
Deployments of prepaid capital equipment	$926	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$87,897	$282,131
Restricted cash, current	150	—
Restricted cash, non-current	—	893
Total cash, cash equivalents, and restricted cash	$88,047	$283,024

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. As of September 30, 2022, the Company's edge network spans across 79 markets around the world. The Company was incorporated in Delaware in 2011 and is headquartered in San Francisco, California.
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
Due to the Coronavirus (“COVID-19”) pandemic there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2022. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company's consolidated financial statements in future reporting periods.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies as compared to those described in “Note 2 – Summary of Significant Accounting Policies” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recently Adopted and Issued Accounting Pronouncements
The Company has not adopted any new accounting pronouncements in the three and nine months ended September 30, 2022. Other recently issued accounting pronouncements are not expected to have a material impact on its condensed consolidated financial statements.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company's customer base consists of a large number of geographically dispersed customers diversified across several industries. In the three and nine months ended September 30, 2022 and September 30, 2021, no customer accounted for more than 10% of revenue. As of September 30, 2022, one customer accounted for more than 10% of the total accounts receivable balance. As of December 31, 2021, no customer accounted for more than 10% of the total accounts receivable balance.
3.     Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for both the three and nine months ended September 30, 2022 and September 30, 2021. The following table presents the Company's net revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
United States	$80,173	$62,287	$231,838	$179,860
Asia Pacific	14,365	9,804	38,954	27,969
Europe	9,536	8,550	28,131	25,969
All other	4,430	6,094	14,481	22,815
Total revenue	$108,504	$86,735	$313,404	$256,613
The majority of the Company's revenue is derived from enterprise customers, which are defined as customers with revenue in excess of $100,000 over the previous 12-month period. The following table presents the Company's net revenue for enterprise and non-enterprise customers:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Enterprise customers	$97,265	$76,006	$279,619	$226,622
Non-enterprise customers	11,239	10,729	33,785	29,991
Total revenue	$108,504	$86,735	$313,404	$256,613

Contract balances
The following table presents the Company's contract assets and contract liabilities as of September 30, 2022 and as of December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Contract assets	$26	$89
Contract liabilities	$25,940	$28,907
The Company's payment terms and conditions vary by contract type. Payment terms on invoiced amounts are at a weighted average of 40 days.
The following table presents the revenue recognized during the three and nine months ended September 30, 2022 and 2021 from amounts included in the contract liability at the beginning of the period:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$10,627	$8,815	$23,231	$13,942
Remaining performance obligations
As of September 30, 2022, the Company had $173.0 million of remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. As of September 30, 2022, the Company expects to recognize approximately 78% of this balance over the next 12 months in the Company's condensed consolidated statement of operations and comprehensive loss. The typical contract term with the Company's customers is one year, although terms may vary by contract.
Costs to obtain a contract
As of September 30, 2022 and December 31, 2021, the Company's costs to obtain contracts were as follows:

	As of September 30,	As of December 31,
	2022	2021
	(in thousands)
Deferred contract costs, net	$35,524	$23,830
During the three months ended September 30, 2022 and 2021, the Company recognized $2.0 million and $1.6 million of amortization related to deferred contract costs, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized $6.0 million and $4.6 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying Condensed Consolidated Statements of Operations.

4.     Investments and Fair Value Measurements
The Company's total cash, cash equivalents and marketable securities as of September 30, 2022 and December 31, 2021 consisted of the following:

	As of September 30,	As of December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents:
Cash	$42,673	$134,774
Money market funds	45,224	31,294
Total cash and cash equivalents (1)	$87,897	$166,068
Marketable securities:
U.S. Treasury securities	$327,868	$184,946
Corporate notes and bonds	84,342	11,327
Commercial paper	6,498	124,089
Asset-backed securities	6,464	21,576
Municipal securities	—	2,250
Foreign government and supranational securities	19,876	17,607
Total marketable securities, current (2)	$445,048	$361,795
U.S. Treasury securities	—	239,528
Corporate notes and bonds	152,773	197,298
Asset-backed securities	31,077	77,142
Municipal securities	2,216	2,312
Foreign government and supranational securities	—	12,631
Total marketable securities, non-current (3)	$186,066	$528,911
Total marketable securities	$631,114	$890,706
Total cash, cash equivalents and marketable securities	$719,011	$1,056,774
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
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$333,851	$—	$(5,983)	$327,868
Corporate notes and bonds	242,536	—	(5,421)	237,115
Commercial paper	6,498	—	—	6,498
Asset-backed securities	37,938	—	(397)	37,541
Municipal securities	2,323	—	(107)	2,216
Foreign government and supranational securities	20,070	—	(194)	19,876
Total available-for-sale investments	$643,216	$—	$(12,102)	$631,114

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$425,560	$1	$(1,086)	$424,475
Corporate notes and bonds	209,550	—	(925)	208,625
Commercial paper	124,098	—	(9)	124,089
Asset-backed securities	98,857	—	(140)	98,717
Municipal securities	4,577	—	(15)	4,562
Foreign government and supranational securities	30,306	—	(68)	30,238
Total available-for-sale investments	$892,948	$1	$(2,243)	$890,706
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive (loss) income into investment income during the three and nine months ended September 30, 2022 and 2021.
There were 19 securities in a continuous loss position for 12 months or longer as of September 30, 2022. No securities were in a continuous loss position for 12 months or longer as of December 31, 2021. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities included in either of the periods as the Company believes that the decrease in fair value of these securities is temporary. The Company does not intend to sell the impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$45,224	$—	$—	$45,224
Total cash equivalents	45,224	—	—	45,224
Marketable securities:
Corporate notes and bonds	—	237,115	—	237,115
Commercial paper	—	6,498	—	6,498
U.S. Treasury securities	—	327,868	—	327,868
Municipal securities	—	2,216	—	2,216
Asset-backed securities	—	37,541	—	37,541
Foreign government and supranational securities	—	19,876	—	19,876
Total marketable securities	—	631,114	—	631,114
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$45,374	$631,114	$—	$676,488

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$31,294	$—	$—	$31,294
Total cash equivalents	31,294	—	—	31,294
Marketable securities:
U.S. Treasury securities	—	424,475	—	424,475
Corporate notes and bonds	—	208,625	—	208,625
Commercial paper	—	124,089	—	124,089
Asset-backed securities	—	98,717	—	98,717
Municipal securities	—	4,562	—	4,562
Foreign government and supranational securities	—	30,238	—	30,238
Total marketable securities	—	890,706	—	890,706
Restricted cash:
Restricted cash, non-current	893	—	—	893
Total restricted cash	893	—	—	893
Total financial assets	$32,187	$890,706	$—	$922,893
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
Restricted cash was $0.2 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively. The restricted cash balance consisted of letters of credit related to lease arrangements that were collateralized by the Company's cash. The amounts as of September 30, 2022 and December 31, 2021, were classified as current and non-current, respectively, on the Company's Condensed Consolidated Balance Sheets.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and nine months ended September 30, 2022 and 2021.
5.     Business Combinations
Glitch, Inc.
On May 18, 2022, the Company acquired 100% of the voting equity interest of Glitch, Inc. ("Glitch"), a software company specializing in developer project management tools, for $34.9 million in cash, of which $8.0 million has been held back as security for indemnification claims under the terms of the merger agreement ("Holdback"). The Holdback will be distributed to the shareholders of Glitch between 12 and 24 months following acquisition closing date. The acquisition is expected to expand the Company's brand awareness within the developer community and bolster the Company's existing product offerings by making it easier to innovate at a layer in the Company's software stack.

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
For the three months ended September 30, 2022 we did not incur any acquisition-related expenses. For the nine months ended September 30, 2022 we incurred $2.0 million in acquisition-related expenses. The acquired intangible assets have a total weighted average amortization period of 3.6 years.

From the date of the acquisition, the financial results of Glitch have been included in and are not material to the Company’s condensed consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to the condensed consolidated financial statements in any period presented.

6.     Balance Sheet Information
Property and equipment, net
Property and equipment, net consisted of the following:

	As of September 30,	As of December 31,
	2022	2021
	(in thousands)
Computer and networking equipment	$215,102	$207,575
Leasehold improvements	7,970	4,631
Furniture and fixtures	1,599	1,606
Office equipment	1,214	654
Internal-use software	60,235	40,345
Property and equipment, gross	$286,120	$254,811
Accumulated depreciation and amortization	(107,040)	(87,850)
Property and equipment, net	$179,080	$166,961
Depreciation on property and equipment for the three months ended September 30, 2022 and 2021 was approximately $10.7 million and $7.4 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $2.4 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively.
Depreciation on property and equipment for the nine months ended September 30, 2022 and 2021 was approximately $31.2 million and $20.7 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $6.0 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company also recorded out-of-period adjustments in the quarter ended September 30, 2021 to correct and capitalize certain internal-use software costs that were previously expensed of $5.1 million, of which $2.4 million and $2.7 million related to the quarterly periods ended March 31, 2021 and June 30, 2021, respectively.
As of September 30, 2022 and December 31, 2021, the unamortized balance of capitalized internal-use software costs on the Company's Condensed Consolidated Balance Sheets was approximately $41.8 million and $27.9 million, respectively.
The Company leases certain networking equipment from various third parties through equipment finance leases. The Company's networking equipment assets as of September 30, 2022 and December 31, 2021, included a total of $87.2 million and $67.8 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $24.7 million and $14.4 million as of September 30, 2022 and December 31, 2021, respectively.
Other assets
Other assets consisted of the following:

	As of September 30,	As of December 31,
	2022	2021
	(in thousands)
Deferred contract costs, net	$35,524	$23,830
Advance payment for purchase of property and equipment	30,348	—
Other assets	7,386	5,638
Total other assets	$73,258	$29,468
Accrued expenses
Accrued expenses consisted of the following:

	As of September 30,	As of December 31,
	2022	2021
	(in thousands)
Accrued compensation and related benefits	$28,520	$13,543
Accrued colocation and bandwidth costs	9,684	10,205
Sales and use tax liabilities	9,414	8,070
Other accrued liabilities	6,568	4,294
Total accrued expenses	$54,186	$36,112
Other current liabilities
Other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2022	2021
	(in thousands)
Deferred revenue, current	$22,727	$26,421
Accrued computer and networking equipment	5,840	18,081
Holdback payable	4,013	—
Other current liabilities	842	605
Total other current liabilities	$33,422	$45,107

7.     Leases
The Company has operating leases for corporate offices and data centers ("colocation leases"), and finance leases for networking equipment. The Company's leases have remaining lease terms ranging from less than 1 year to 8 years, some of which include options to extend the leases. The Company also subleases a portion of its corporate office spaces. The Company's subleases have an average remaining lease terms of 2 years. The Company's sublease income was $0.2 million for both the three months ended September 30, 2022, and 2021. The Company's sublease income was $0.7 million for both the nine months ended September 30, 2022 and 2021.
The Company's components of lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost:
Operating lease cost	$9,336	$7,018	$23,578	$19,741
Variable lease cost	1,456	1,806	8,723	4,624
Total operating lease costs	$10,792	$8,824	$32,301	$24,365

Finance lease cost:
Amortization of assets under finance lease	$3,717	$4,124	$10,901	$6,608
Interest	602	524	1,843	1,259
Total finance lease costs	$4,319	$4,648	$12,744	$7,867
Other information related to leases was as follows:

	As of September 30,	As of As of December 31,
	2022	2021
Weighted Average Remaining Lease Term (in years):
Operating leases	4.34	4.41
Finance leases	1.95	2.23

Weighted Average Discount Rate:
Operating leases	5.28%	5.20%
Finance leases	4.74%	4.86%
Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2022	$6,099	$9,544
2023	23,351	25,640
2024	19,481	14,282
2025	17,463	1,618
2026	16,859	—
Thereafter	12,538	—
Total future minimum lease payments	$95,791	$51,084
Less: imputed interest	(10,673)	(2,250)
Total liability	$85,118	$48,834

As of September 30, 2022, the Company had undiscounted commitments of $1.8 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in the fourth quarter of 2022 with lease terms of 3 years.

8.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows:

Nine months ended September 30, 2022
(in thousands)
Balance as of December 31, 2021	$636,805
Goodwill acquired from business combinations	33,419
Foreign currency translation and other adjustments	(66)
Balance as of September 30, 2022	$670,158
The Company did not record an impairment charge on goodwill during either of the three and nine months ended September 30, 2022 or 2021.
As of September 30, 2022 and December 31, 2021, the Company's intangible assets consisted of the following:

	As of September 30, 2022			As of December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,860	$(17,359)	$52,501	$69,100	$(10,797)	$58,303
Developed technology	50,130	(19,853)	30,277	49,500	(12,375)	37,125
Trade names	3,910	(2,251)	1,659	3,300	(1,375)	1,925
Internet protocol addresses	4,984	(1,346)	3,638	4,984	(973)	4,011
Backlog	2,200	(2,200)	—	2,200	(1,375)	825
In-process research and development ("IPR&D")	368	—	368	368	—	368
Domain name	39	—	39	39	—	39
Total intangible assets	$131,491	$(43,009)	$88,482	$129,491	$(26,895)	$102,596
The Company's customer relationships, developed technology, trade names, internet protocol addresses, backlog and domain name intangible assets are subject to amortization. IPR&D is indefinite-lived that is not subject to amortization. Amortization expense was $5.5 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $16.1 million and $15.9 million for the nine months ended September 30, 2022 and 2021, respectively.
Other than the acquired intangible assets described in Note 5 - Business Combinations, the Company did not purchase any intangible assets during the three and nine months ended September 30, 2022. The Company did not record any impairment charges on its intangible assets during both the three and nine months ended September 30, 2022 and 2021.

The expected amortization expense of intangible assets subject to amortization as of September 30, 2022 is as follows:

As of September 30, 2022
(in thousands)
Remainder of 2022	$5,198
2023	20,437
2024	19,603
2025	16,977
2026	9,193
Thereafter	16,706
Total	$88,114
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
As of September 30, 2022, the Company was in compliance with all of its covenants. During the three and nine months ended September 30, 2022 and 2021, no amounts were drawn down on the Company's Credit Agreement. As of September 30, 2022 and December 31, 2021, no amounts were outstanding under the Credit Agreement.
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
As of September 30, 2022, the conversion conditions had not been met and therefore the Notes were not yet convertible.
On May 25, 2022, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase (the “Repurchases”) approximately $235.0 million aggregate principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million. The Repurchases closed on May 31, 2022. The Repurchases were accounted for as a debt extinguishment that resulted in a net gain of $54.4 million, which was recorded as non-operating income on the Company's condensed consolidated statement of operations in the nine months ended September 30, 2022. For the three months ended September 30, 2022 the Company did not enter into transactions associated with its Notes.

The following table reflects the carrying values of the debt agreements as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)	(in thousands)
Convertible Senior notes (effective interest rate of 0.40%)
Principal amount	$713,753	$948,750
Less: unamortized debt issuance costs	(9,711)	(15,545)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$704,042	$933,205
For the three months ended September 30, 2022 and 2021, interest expense related to the Company's debt obligations was $0.8 million and $1.0 million, respectively. For the nine months ended September 30, 2022 and 2021, interest expense related to the Company's debt obligations was $2.7 million and $2.4 million, respectively.
10.     Commitments and Contingencies
Purchase Commitments
As of September 30, 2022, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, internet service providers ("ISPs") and other third-party vendors). The Company also has long-term commitments for various non-cancelable software as a service ("SaaS") agreements.
Aside from the Company's finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 7—Leases, the minimum future commitments related to its purchase commitments as of September 30, 2022 were as follows:

	Cost of Revenue Commitments	SaaS Agreements	Total Purchase Commitments
	(in thousands)
Remainder of 2022	$13,873	$7,333	$21,206
2023	32,962	17,882	50,844
2024	10,151	1,184	11,335
2025	311	277	588
2026	166	—	166
Thereafter	89	—	89
Total	$57,552	$26,676	$84,228
In addition to the commitments disclosed above, as of September 30, 2022, the Company has $26.7 million of long-term purchase obligations under contracts for capital expenditures and $4.6 million for other long-term contracts.
Sales and Use Tax Reserve
The Company conducts its operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company's operations. The Company is subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, the Company has not billed or collected these taxes and, in accordance with U.S. GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, the Company has recorded a liability of $8.5 million and $7.5 million as of September 30, 2022 and December 31, 2021, respectively. These estimates are based on several key assumptions, including the taxability of the Company's products, the jurisdictions in which the Company believe it has nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge the Company's assumptions and analysis, its actual exposure could differ materially from its current estimates.

Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material effect on the Company's business, results of operations, financial condition, or cash flows. As of September 30, 2022, the Company has not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
Indemnification
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with its provision of its services. Generally, these obligations are limited to claims relating to infringement of a patent, copyright, or other intellectual property right, breach of the Company's security or data protection obligations, or its gross negligence, willful misconduct, or violation of law. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally for the duration of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third-party claims relating to the Company's services and could limit its exposure in that respect.
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
As of September 30, 2022 and December 31, 2021, there were 9.8 million and 15.9 million Class A common stock available for issuance under the 2019 Plan, respectively. As of September 30, 2022 and December 31, 2021, 122.8 million and 118.8 million shares of Class A common stock were issued and outstanding, respectively.
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

The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2021	4,369	5.07	5.10	$132,721
Granted	—	—
Exercised	(1,712)	3.11
Cancelled/forfeited	(143)	12.14
Outstanding at September 30, 2022	2,514	6.01	5.10	$9,912
Vested and exercisable at September 30, 2022	2,328	5.58	5.00	$9,805
During the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense from stock options of approximately $1.9 million and $5.3 million, respectively.
During the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense from stock options of approximately $5.1 million and $13.4 million, respectively.
During the three and nine months ended September 30, 2022, we modified the terms of options awarded to certain employees upon their change in employment status. As a result, we recorded incremental stock-based compensation expense in relation to these modifications of $0.7 million and $0.8 million, respectively, during the three and nine months ended September 30, 2022.
During the three and nine months ended September 30, 2021, we modified the terms of options awarded to certain employees upon their change in employment status. As a result, we recorded stock-based compensation expense of $2.4 million and $3.7 million during three and nine months ended September 30, 2021, respectively, in relation to such modifications. Included in the expense for the three and nine months ended September 30, 2021 are incremental fair value adjustments of $2.1 million and $3.3 million, respectively.
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
The following table summarizes RSU activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2021	5,285	$42.80
Granted	11,088	15.00
Vested	(1,918)	35.41
Cancelled/forfeited	(1,474)	32.54
Unvested RSUs as of September 30, 2022	12,981	$21.32
During the three months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense related to RSUs of $27.8 million and $23.0 million, respectively.

During the nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense related to RSUs of $72.9 million and $52.0 million, respectively.
During the three and nine months ended September 30, 2022, we modified the terms of RSUs awarded to certain employees upon their change in employment status. As a result, we recorded incremental stock-based compensation expense in relation to the modification of $1.9 million in both the three and nine months ended September 30, 2022.
During the three and nine months ended September 30, 2021, we modified the terms of RSUs awarded to an employee upon his changes in employment status. As a result, we recorded incremental stock-based compensation expense in relation to the modification of $3.9 million in both the three and nine months ended September 30, 2021.

Stock Subject to Revest ("Revest Shares")
In conjunction with a prior acquisition in fiscal 2020, a restriction was placed on 896,499 shares belonging to the three co-founders which are subject to revesting on a quarterly basis over a 2 year period.
The following table summarizes the activity related to the revest shares during the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested revest shares as of December 31, 2021	336	$97.84
Granted	—	—
Modification of shares subject to revest	(224)	97.84
Vested	(112)	97.84
Cancelled/forfeited	—	—
Unvested revest shares as of September 30, 2022	—	$—
For the three months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense related to revest shares of $7.3 million and $11.0 million, respectively.
For the nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense related to revest shares of $27.6 million and $32.9 million, respectively.
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
In February 2022, one of the stockholders had a change in employment status and the Company accelerated the remaining stock-based compensation associated with his awards on his last day of service as an employee as his services under the modified arrangement were not substantive. For the three months ended September 30, 2022, the Company did not recognize any stock-based compensation expense associated with the modification of these awards. For the nine months ended

September 30, 2022, the Company recognized stock-based compensation expense of $5.6 million associated with the modification of these awards.
Performance-Based Restricted Stock Units ("PSUs")
Performance stock awards
In February 2021, pursuant to the Company’s 2019 Equity Incentive Plan, the Company granted shares of PSUs to certain employees of the Company, which are to vest based on the level of achievement of certain Company and individual targets related to the Company's operating plan for the fiscal year 2021 ("2021 Operating Plan"). In addition, the awards are subject to each recipient’s continuous service through each applicable vest dates. In February, 2022, the Company concluded that the minimum target performance to be eligible for vesting under the 2021 Operating Plan was not attained, and as such, none of the 2021 PSUs were eligible to vest and the awards were cancelled.
In February 2022, pursuant to the Company's 2019 Equity Incentive Plan, the Company granted certain employees shares of PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company's operating plan for the fiscal year 2022. In addition, the awards are subject to each recipient’s continuous service through each applicable vest dates. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees' requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.
For the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $1.1 million of stock-based compensation expense associated with these awards, respectively. For the three and nine months ended September 30, 2021, the Company recognized $(0.5) million and $3.8 million of stock-based compensation expense (benefit), respectively.
During the three and nine months ended September 30, 2022, we modified the terms of PSUs awarded to an employee upon their change in employment status. As a result, we recorded incremental stock-based compensation expense in relation to the modification of $0.4 million in both the three and nine months ended September 30, 2022.
2022 Bonus Program
On February 11, 2022, the Compensation Committee approved a company-wide bonus program ("2022 Bonus Program"), including performance targets, for the current fiscal year to most of the Company's employees on active payroll in fiscal year 2022. Shares awarded under the program will be in the Company's RSUs ("Payout") and will be based on the final attainment of Company-wide performance targets which are tied to its operating plan for fiscal year 2022. Payout will vary linearly between 50%, 100% and 150% based on the achievement of these targets. In addition, the awards are subject to each recipient’s continuous service through each applicable vest date.

In addition, certain employees were granted dollar bonus amounts, which are to be paid out in RSUs. The number of RSUs released will be determined using the average trading price of the Company's stock in the month prior to the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees requisite service period, based on the expected attainment of the Company-wide targets as of the end of each reporting period.
During the three and nine months ended September 30, 2022, the Company had recognized $3.9 million and $10.9 million, respectively, of stock-based compensation expense associated with the 2022 Bonus Program.
Market-based Performance stock awards ("MPSUs")
In September 2022, pursuant to the Company's 2019 Equity Incentive Plan, the Company granted certain employees shares of MPSUs, which are to vest upon the satisfaction of the Company’s achievement of specified Fastly Class A common stock price targets during the applicable performance period. In addition, the awards are subject to each recipient’s continuous service through each applicable vest dates. The Company determined the fair value and derived service period as of the grant date using a Monte Carlo simulation valuation model. For both the three and nine months ended September 30, 2022, the Company recognized $0.4 million of stock-based compensation expense associated with the MPSUs.

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
    During the three and nine months ended September 30, 2022, the Company withheld $1.2 million and $1.2 million in contributions from employees, respectively, and recognized $0.5 million and $2.3 million in stock-based compensation expense related to the ESPP, respectively. During the three and nine months ended September 30, 2021, the Company withheld $3.5 million and $6.0 million in contributions from employees, respectively, and recognized $0.6 million and $2.7 million in stock-based compensation expense related to the ESPP, respectively.
During the three and nine months ended September 30, 2022, 0.3 million shares of the Company's Class A common stock was purchased under the offering period that commenced on May 21, 2022. During the three and nine months ended September 30, 2021, 0.2 million shares of the Company's Class A common stock was purchased under the offering period that commenced on November 21, 2020 and May 20, 2021.
Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,978	$1,897	$9,112	$4,911
Research and development	14,488	14,752	46,966	31,344
Sales and marketing	10,920	9,121	31,198	19,760
General and administrative	10,992	10,866	27,102	44,885
Total stock-based compensation expense	$39,378	$36,636	$114,378	$100,900
For the three and nine months ended September 30, 2022, the Company capitalized $2.5 million and $6.0 million of stock-based compensation expense, respectively. For the three and nine months ended September 30, 2021, the Company capitalized $2.6 million and $3.4 million of stock-based compensation expense, respectively.
For the three and nine months ended September 30, 2022, the Company recognized $5.6 million and $21.5 million of stock-based compensation expense associated with liability classified awards related to the 2022 Bonus Program and certain of the Company's Revest Shares that were modified, respectively. For the three and nine months ended September 30, 2021, the Company did not recognize any stock-based compensation expense associated with liability classified awards.
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

The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021		2022	2021
	Class A	Class A	Class B	Class A	Class A	Class B
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(63,420)	$(55,109)	$(1,089)	$(144,121)	$(154,623)	$(10,553)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	122,339	114,218	2,257	121,094	107,952	7,368
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.48)	$(0.48)	$(1.19)	$(1.43)	$(1.43)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Number of Shares
	As of September 30,
	2022	2021
	(in thousands)
Stock options	2,514	5,175
RSUs	12,981	4,458
PSUs	267	109
MPSUs	2,174	—
Revest shares	—	448
Early exercised stock options	—	48
Shares issuable pursuant to the ESPP	194	83
Convertible senior notes (if-converted)	7,338	9,229
Total	25,468	19,550
The dilution table above excludes RSUs to be awarded under the Company's 2022 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2023. Refer to Note 11 — Stockholders' Equity for further details on the Company's 2022 Bonus Program.

Accumulated Other Comprehensive (Loss) Income
For the three and nine months ended September 30, 2022 and 2021, components of accumulated other comprehensive (loss) income, net of taxes, were as follows (in thousands):

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustment	Total
Balance, June 30, 2022	(11,987)	(555)	(12,542)
Foreign currency translation adjustment	—	(22)	(22)
Unrealized loss on available-for-sale securities	(114)	—	(114)
Balance, September 30, 2022	(12,101)	(577)	(12,678)

	Unrealized Gain on Available-for-Sale Securities	Foreign Currency Translation Adjustment	Total
Balance, June 30, 2021	(120)	(141)	(261)
Foreign currency translation adjustment	—	(186)	(186)
Unrealized loss on available-for-sale securities	27	—	27
Balance, September 30, 2021	(93)	(327)	(420)

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustment	Total
Balance, December 31, 2021	(2,242)	(385)	(2,627)
Foreign currency translation adjustment	—	(192)	(192)
Unrealized loss on available-for-sale securities	(9,859)	—	(9,859)
Balance, September 30, 2022	(12,101)	(577)	(12,678)

	Unrealized Gain on Available-for-Sale Securities	Foreign Currency Translation Adjustment	Total
Balance, December 31, 2020	105	(99)	6
Foreign currency translation adjustment	—	(228)	(228)
Unrealized loss on available-for-sale securities	(198)	—	(198)
Balance, September 30, 2021	(93)	(327)	(420)
There were no material reclassifications out of accumulated other comprehensive (loss) income during three and nine months ended September 30, 2022 and 2021. Additionally, there was no material tax impact on the amounts presented.

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
In the three months ended September 30, 2022 and 2021, the Company recorded income tax expense of $0.1 million and less than $0.1 million, respectively. In the nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of $0.3 million and income tax expense of less than $0.1 million, respectively.
The Company continues to maintain a full valuation allowance on the Company's U.S. Federal and state net deferred tax assets. The tax expense for the three and nine months ended September 30, 2022 and 2021 was primarily due to foreign tax expense.

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
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of September 30,	As of December 31,
	2022	2021
	(in thousands)
United States	$178,473	$177,990
All other countries	72,438	58,602
Total long-lived assets	$250,911	$236,592

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
Organizations must keep up with complex and ever-evolving end-user requirements. We help them surpass their end-users’ expectations by powering fast, secure, and scalable digital experiences. We built a powerful edge cloud platform, designed from the ground up to be programmable and support agile software development. We believe that our platform gives our customers a significant competitive advantage, whether they were born into the digital age or are just embarking on their digital transformation journey. Our platform consists of four key components: a programmable edge, a software-defined modern network, safety in depth, and a philosophy of customer empowerment. Programmable edge provides developers with real-time visibility and granular control, where they can write and deploy code in a serverless environment and to push application logic to the edge. It provides tooling and templates to deploy some of the most commonly used workflows and leverages modern application delivery processes, thus freeing developers to innovate without constraints. Our software-defined modern network is built for the software-defined future. Our network is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers and never be a barrier to their growth. Our 233 terabit software-centric network is located across 79 markets as of September 30, 2022. We define markets as unique metropolitan areas where we have one or more Points of Presence ("POPs"). Our safety in depth approach integrates security into multiple layers of development: architecture, engineering, and operations. That's why we invest in building security into the fabric of our platform, alongside performance. We provide developers and security operations teams with a fast, safe environment to create, build, and run modern applications.
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
We generate substantially all of our revenue from charging our customers based on their usage of our platform, and we generate a substantial majority of our revenue from customers that have negotiated contracts with us. Initially, customers typically choose to become platform customers, for which we charge fees based on their committed or actual use of our platform, as measured in gigabytes and requests. Many of our customers generate billings in excess of their minimum commitment. We also generate revenue from additional products, as well as professional and other services, such as implementation, account management and enhanced customer support. We charge a flat one-time or recurring monthly fee depending on the additional products and services selected. Typically, the term of our contracts with customers is 12 months and includes a minimum monthly billing commitment in exchange for more favorable pricing terms. In addition, customers can sign up online by providing their credit card information and agreeing to a minimum monthly fee. Beginning in the fourth quarter of 2020, we also began offering subscriptions to access a unified security web application and application programming interface at a fixed rate.
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
These direct selling efforts are reflected by our 482 enterprise customers as of September 30, 2022 that generated 89% of our total revenue for the trailing 12 months ended September 30, 2022, up from 430 enterprise customers as of September 30, 2021 that generated 88% of our revenue for the trailing 12 months ended September 30, 2021. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period.
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
For the three months ended September 30, 2022 and 2021, our revenue was $108.5 million and $86.7 million, respectively, an increase of 25%. For the nine months ended September 30, 2022 and 2021, our revenue was $313.4 million and $256.6 million, respectively, an increase of 22%. Our 10 largest customers generated an aggregate of 34% and 31% of our revenue in the trailing 12 months ended September 30, 2022 and 2021, respectively. Our 5 largest customers generated an aggregate of 25% and 22% of our revenue in the trailing 12 months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, we incurred a net loss of $63.4 million and a net loss of $56.2 million, respectively. For the nine months ended September 30, 2022 and 2021, we incurred a net loss of $144.1 million and a net loss of $165.2 million, respectively.

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
International Customer Growth
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations. As of September 30, 2022, our edge network spans across 58 markets and 34 countries that are outside of the United States. As of December 31, 2021, our edge network spans across 51 markets and 31 countries that are outside of the United States.
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
We are closely monitoring the unfolding events of the Russian invasion of Ukraine and its global impacts. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets as of December 31, 2021 and total consolidated revenue both as of and for the three and nine months ended September 30, 2022.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended September 30, 2022 and 2021, our research and development expenses as a percentage of revenue were 36% and 38%, respectively. For the nine months ended September 30, 2022 and 2021, our research and development expenses as a percentage of revenue were 38% and 36%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools to bolster our existing product offerings, by making it easier to innovate at a layer in the Fastly software stack.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our cash outflows for investments in property and equipment for the three months ended September 30, 2022 and 2021 were $14.7 million and $27.9 million, respectively, representing 14% and 32% of our revenue in such periods. Our cash outflows for investments in property and equipment for the nine months ended September 30, 2022 and 2021 were $56.6 million and $41.6 million, respectively, representing 18% and 16% of our revenue in such periods. We expect our investment in property and equipment, which includes purchase of property and equipment, capitalized internal use software, and advance payments for capital expenditures, to increase on an absolute basis in future periods. Our gross margins and operating results are impacted by these investments. As of September 30, 2022, our edge network is located in 79 markets across 35 countries.
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

	As of September 30,
	2022	2021
Number of customers (as of end of period)	2,925	2,748
Number of enterprise customers (as of end of period)	482	430
Dollar-Based Net Expansion Rate ("DBNER") (trailing 12 months)	121.5%	118.4%
NRR (as of end of period)	114.6%	112.5%
LTM NRR (trailing 12 months)	118.0%	114.4%
Number of Customers
We believe that the number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the period. An identifiable operating entity is defined as a company, a government entity, or a distinct business unit of a larger company that has a relationship with us through direct sale or through one of our reseller partners where charges are identified on an end-customer basis. In cases where charges are identified through a reseller partner rather than on an end-customer basis, we record a single customer record for the reseller partner. Our customer groupings may be impacted by changes to our customers’ business, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. Our ability to retain our customers could be impaired by a variety of reasons, including but not limited to customer budget constraints, customer satisfaction, changes in the customers' business and market competition. We operate globally and as a result, the success of our ability to retain our customers is also affected by general economic and market conditions. As of September 30, 2022 and 2021, we had 2,925 and 2,748 customers, respectively.

Number of Enterprise Customers
Historically our revenue has been driven primarily by a subset of customers who have leveraged our platform substantially from a usage standpoint. These enterprise customers are defined as customers with revenue in excess of $100,000 over the previous 12-month period. As of September 30, 2022, we had 482 enterprise customers which generated 89% of our revenue for the trailing 12 months ended September 30, 2022. As of September 30, 2021, we had 430 enterprise customers which generated 88% of our revenue for the trailing 12 months ended September 30, 2021. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success.

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
We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period ("current period") by the revenue from the same customers for the same period measured one year prior ("base period"). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended September 30, 2022, we divide (i) revenue, for the trailing 12 months ended September 30, 2022, from customers that entered into a customer agreement on or before September 30, 2021, and that remained customers as of September 30, 2022, by (ii) revenue, for the trailing 12 months ended September 30, 2021, from the same set of customers.
For the trailing 12 months ended September 30, 2022 and 2021 our DBNER was 121.5% and 118.4%, respectively. We believe that an annual cohort analysis of our customers demonstrates customer expansion. Customer accounts acquired in 2019, 2020, and 2021 are referred to as the 2019 Cohort, 2020 Cohort, and 2021 Cohort, respectively. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. For example, the DBNER for the 2019 Cohort was 580.8% for the year ended December 31, 2020. However, the DBNER for the 2019 Cohort was only 150.8% for the year ended December 31, 2021, which generally represents their third year as a customer. Depending on when they entered into a customer agreement. DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts. We expects our DBNER for individual cohorts to decrease once customers in that cohort have used our platform for more than two years and become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
Net Retention Rate ("NRR") and Last-Twelve Months Net Retention Rate ("LTM NRR")
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current" period month) compared to the last month of the same period one year prior (the “prior" period month) and includes revenue contraction due to billing decreases or customer churn, revenue expansion due to billing increases, but excludes revenue from new customers. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the month ended September 30, 2022 and 2021 our NRR was 114.6% and 112.5%, respectively.

Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended September 30, 2022 and 2021 our LTM NRR was 118.0% and 114.4%, respectively.
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

Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$108,504	$86,735	$313,404	$256,613
Cost of revenue(1)	55,825	41,244	166,206	119,058
Gross profit	52,679	45,491	147,198	137,555
Operating expenses:
Research and development(1)	38,957	32,528	118,111	91,862
Sales and marketing(1)	47,006	39,288	135,246	110,494
General and administrative(1)	32,481	28,609	91,578	97,564
Total operating expenses	118,444	100,425	344,935	299,920
Loss from operations	(65,765)	(54,934)	(197,737)	(162,365)
Net gain on extinguishment of debt	—	—	54,391	—
Interest income	1,967	280	4,150	730
Interest expense	(1,381)	(1,555)	(4,533)	(3,652)
Other income (expense)	1,877	41	(75)	155
Loss before income taxes	(63,302)	(56,168)	(143,804)	(165,132)
Income tax expense	118	30	317	44
Net loss attributable to common stockholders	$(63,420)	$(56,198)	$(144,121)	$(165,176)
__________
(1)Includes stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,978	$1,897	$9,112	$4,911
Research and development	14,488	14,752	46,966	31,344
Sales and marketing	10,920	9,121	31,198	19,760
General and administrative	10,992	10,866	27,102	44,885
Total stock-based compensation expense	$39,378	$36,636	$114,378	$100,900

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	51	48	53	46
Gross profit	49	52	47	54
Operating expenses:
Research and development	36	38	38	36
Sales and marketing	43	45	43	43
General and administrative	30	33	29	38
Total operating expenses	109	116	110	117
Loss from operations	(61)	(63)	(63)	(63)
Net gain on extinguishment of debt	—	—	17	—
Interest income	2	—	1	—
Interest expense	(1)	(2)	(1)	(1)
Other income (expense)	2	—	—	—
Loss before income taxes	(58)	(65)	(46)	(64)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	(58)%	(65)%	(46)%	(64)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Revenue	$108,504	$86,735	25%	$313,404	$256,613	22%
Revenue was $108.5 million for the three months ended September 30, 2022 compared to $86.7 million for the three months ended September 30, 2021, an increase of $21.8 million, or 25%. Revenue was $313.4 million for the nine months ended September 30, 2022 compared to $256.6 million for the nine months ended September 30, 2021, an increase of $56.8 million, or 22%. Revenue growth was driven by the further adoption of our modern edge platform and products as well as Signal Sciences products. Revenue increases attributed to Signal Sciences products were $4.1 million and $13.4 million for the three months and nine months September 30, 2022, respectively.
We had 2,925 customers and 482 enterprise customers as of September 30, 2022, compared to 2,748 customers and 430 enterprise customers as of September 30, 2021. This represents an increase of 177, or 6%, in customers and 52, or 12%, in enterprise customers from September 30, 2021.
In both the three and nine months ended September 30, 2022, approximately 94% of our revenue was driven by usage on our platform. In the three and nine months ended September 30, 2021, approximately 93% and 94% of our revenue was driven by usage on our platform, respectively. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.

U.S. revenue was $80.2 million, or 74% of revenue, for the three months ended September 30, 2022, compared to $62.3 million, or 72% of revenue, for the three months ended September 30, 2021. This represents an increase of $17.9 million, or 29%. International revenue was $28.3 million, or 26% of revenue, for the three months ended September 30, 2022, compared to $24.4 million, or 28%, of revenue for the three months ended September 30, 2021. This represents an increase of $3.9 million, or 16%.
U.S. revenue was $231.8 million, or 74% of revenue, for the nine months ended September 30, 2022, compared to $179.9 million, or 70%, of revenue for the nine months ended September 30, 2021. This represents an increase of $52.0 million, or 29%. International revenue was $81.6 million or 26% of revenue for the nine months ended September 30, 2022, compared to $76.8 million, or 30%, of revenue for the nine months ended September 30, 2021. This represents an increase of $4.8 million, or 6%.
We had 2,074 domestic customers and 851 international customers as of September 30, 2022, and 2,088 domestic customers and 660 international customers as of September 30, 2021. There was a decrease in domestic customers of 14, or 1%, and an increase in international customers of 191, or 29%, compared to September 30, 2021.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Cost of revenue	$55,825	$41,244	35%	$166,206	$119,058	40%
    Cost of revenue was $55.8 million for the three months ended September 30, 2022 compared to $41.2 million for the three months ended September 30, 2021, an increase of $14.6 million, or 35%. The increase in cost of revenue is a result of an increase in bandwidth costs of $4.5 million, hosting services of $1.8 million and colocation costs of $2.2 million. Depreciation and amortization expense increased by $3.1 million as a result of increased investments in our platform. There was also a $3.2 million increase in personnel related costs and stock-based compensation due to an increase in headcount to support the growth of our business and equity awards granted to new and existing employees.
Cost of revenue was $166.2 million for the nine months ended September 30, 2022 compared to $119.1 million for the nine months ended September 30, 2021, an increase of $47.1 million, or 40%. The increase in cost of revenue is a result of an increase in bandwidth costs of $16.9 million, colocation costs of $7.6 million, hosting services of $3.4 million and other network costs of $2.5 million to support the increased traffic on our platform. Depreciation and amortization expense increased by $10.4 million as a result of increased investments in our platform. There was also a $7.4 million increase in personnel related costs and stock-based compensation due to an increase in headcount to support the growth of our business and equity awards granted to new and existing employees. This was offset by a decrease in software costs of $0.7 million.
Gross Profit and Gross Margin

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Gross profit	$52,679	$45,491	16%	$147,198	$137,555	7%
Gross margin	49%	52%	(3)%	47%	54%	(7)%
Gross profit was $52.7 million for the three months ended September 30, 2022 compared to $45.5 million for the three months ended September 30, 2021, an increase of $7.2 million, or 16%. Gross margin was 49% for the three months ended September 30, 2022 compared to 52% for the three months ended September 30, 2021, a decrease of 3%. The decrease in gross margin was driven by increases in bandwidth, colocation costs and SaaS costs, an increase of depreciation expense associated with our network equipment and an increase in personnel related costs, as part of our continued investment in infrastructure and capacity to build out our platform to support future customer traffic.
Gross profit was $147.2 million for the nine months ended September 30, 2022 compared to $137.6 million for the nine months ended September 30, 2021, an increase of $9.6 million, or 7%. Gross margin was 47% for the nine months ended September 30, 2022 compared to 54% for the nine months ended September 30, 2021, a decrease of 7%. The decrease in gross margin was driven by increases in bandwidth, colocation costs, hosting services and other network costs, an increase depreciation expense associated with our network equipment and an increase in personnel related costs, as part of our continued investment in infrastructure and capacity to build out our platform to support future customer traffic.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Research and development	$38,957	$32,528	20%	$118,111	$91,862	29%
Sales and marketing	47,006	39,288	20%	135,246	110,494	22%
General and administrative	32,481	28,609	14%	91,578	97,564	(6)%
Total operating expenses	$118,444	$100,425	18%	$344,935	$299,920	15%
Percentage of revenue:
Research and development	36%	38%	(2)%	38%	36%	2%
Sales and marketing	43%	45%	(2)%	43%	43%	—%
General and administrative	30%	33%	(3)%	29%	38%	(9)%
Research and development
Research and development expenses were $39.0 million for the three months ended September 30, 2022 compared to $32.5 million for the three months ended September 30, 2021, an increase of $6.5 million, or 20%. This was primarily driven by a $3.1 million decrease in capitalization of costs related to the timing of capitalization of our development of internal-use software. There was also an increase of $2.5 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and equity awards granted to employees supporting our research and development efforts. There was also an increase of $0.5 million in hosting services as we continue to develop new products and features for our next-generation edge computing solutions.
Research and development expenses were $118.1 million for the nine months ended September 30, 2022 compared to $91.9 million for the nine months ended September 30, 2021, an increase of $26.2 million, or 29%. This is primarily due to an increase of $23.1 million of personnel-related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and equity awards granted to employees supporting our research and development efforts. There was also an increase of $1.8 million in hosting services and 1.3 million in SaaS costs as we continue to develop new products and features for our next-generation edge computing solutions.
Sales and marketing
Sales and marketing expenses were $47.0 million for the three months ended September 30, 2022 compared to $39.3 million for the three months ended September 30, 2021, an increase of $7.7 million, or 20%. This is primarily due to a $3.7 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and equity awards granted to employees supporting our sales and marketing efforts. There was also an increase of $0.8 million in spending related to the SaaS used in our sales generation efforts. There was also an increase of $1.4 million related to employee time and expenses as work-related travel has started to increase with the lift of prior travel-related restrictions associated with the COVID-19 pandemic. There was also a $1.7 million increase in marketing spend associated with brand campaign and advertising.
Sales and marketing expenses were $135.2 million for the nine months ended September 30, 2022 compared to $110.5 million for the nine months ended September 30, 2021, an increase of $24.7 million, or 22%. This is primarily due to a $17.4 million increase in personnel related costs, such as salaries, sales commissions, benefits, and stock-based compensation, due to an increase in headcount and equity awards granted to employees supporting our sales and marketing efforts. There was also an increase of $5.3 million related to employee time and expenses as work-related travel has started to pick up with the lift of prior travel-related restrictions associated with the COVID-19 pandemic. There was also an increase of $1.5 million in spending related to the SaaS used in our sales generation efforts.

General and administrative
General and administrative costs were $32.5 million for the three months ended September 30, 2022 compared to $28.6 million for the three months ended September 30, 2021, an increase of $3.9 million, or 14%. This is primarily due to executive transition costs of $4.2 million. There was also an increase of $1.0 million in allowance for credit losses due to a higher aged receivable balance in the last twelve months. There was also an increase of $0.8 million in professional service fees due to temporary agency costs. This was partially offset by a $2.9 million decrease of stock-based compensation and personnel costs mainly driven by employee attrition.
General and administrative costs were $91.6 million for the nine months ended September 30, 2022 compared to $97.6 million for the nine months ended September 30, 2021, a decrease of $6.0 million, or 6%. The net decrease of $6.0 million is primarily due to $20.9 million lower stock-based compensation expenses attributed to the function. This was offset by $4.2 million in executive transition costs and a $2.2 million increase in personnel costs due to an increase in headcount. The decrease was also partially offset by an increase of $3.5 million in professional services such as legal, accounting and enterprise systems, an increase of $1.2 million due to purchase of office supplies, a $1.1 million increase in SaaS costs, and a $0.6 million increase in business insurance to support the growth of our operations. The increase was further offset by a $1.7 million increase in the allowance for credit losses due the increase in aged receivable balances in the last twelve months.
Net Gain on Extinguishment of Debt

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Net gain on extinguishment of debt	$—	$—	100%	$54,391	$—	100%
We recognized a net gain of $54.4 million for the nine months ended September 30, 2022 relating to our repurchase at a discount in May 2022 of approximately $235 million aggregate principal amount of our outstanding of 0% convertible senior unsecured notes due in 2026. For the three months ended September 30, 2022, the Company did not enter into any settlements related to its convertible notes.

Other Income and Expense, net
Interest Income

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Interest income	$1,967	$280	603%	$4,150	$730	468%
Interest income was $2.0 million for the three months ended September 30, 2022 compared to $0.3 million for the three months ended September 30, 2021, an increase of $1.7 million, or 603%. This increase is due to a recent increase in interest rates, impacting our marketable securities portfolio.
Interest income was $4.2 million for the nine months ended September 30, 2022 compared to $0.7 million for the nine months ended September 30, 2021, an increase of $3.5 million, or 468%. This increase is due to an increase in our investment portfolio as well as a recent increase in interest rates, impacting our marketable securities portfolio.
Interest Expense

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Interest expense	$1,381	$1,555	(11)%	$4,533	$3,652	24%
Interest expense was $1.4 million for the three months ended September 30, 2022 compared to $1.6 million for the three months ended September 30, 2021, a decrease of $0.2 million, or 11%. Interest expense decreased slightly from prior year mainly due to our repurchase of our outstanding convertible notes in the current year.

Interest expense was $4.5 million for the nine months ended September 30, 2022 compared to $3.7 million for the nine months ended September 30, 2021, an increase of $0.8 million, or 24%. This increase is primarily due to a full quarter's amortization of debt issuance costs related to the convertible debt and revolving credit facility that were entered into in the middle of the first quarter of 2021. The increase was partially offset by the effect from the convertible notes repurchase mentioned above.
Other income (expense), net

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Other income (expense), net	$1,877	$41	4478%	$(75)	$155	(148)%
Other income, net was $1.9 million for the three months ended September 30, 2022 compared to other income, net of $0.04 million for the three months ended September 30, 2021, an increase in other income, net of $1.8 million, or 4478%. The change is mainly driven by our foreign currency transaction gains between the periods.
Other expense, net was $0.1 million for the nine months ended September 30, 2022 compared to other income, net of $0.2 million for the nine months ended September 30, 2021, a decrease in other income, net of $0.2 million, or 148%. The change is mainly driven by our foreign currency transaction losses between the periods.
Liquidity and Capital Resources
As of September 30, 2022, we had cash, cash equivalents, and marketable securities and restricted cash totaling $719.0 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. As of September 30, 2022, our marketable securities balance includes $186.1 million of marketable securities that were classified as non-current.
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
We believe that our cash and cash equivalents balances, and available borrowing capacity under our credit facility, net of the cash outflows used in our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and for the foreseeable future. We have generated losses from operations in the past and expect to continue to incur operating losses for the foreseeable future due to the investments and strategic initiatives we intend to make to grow our business. Our uses of cash beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are uncertain. We may also use our cash to buy back any outstanding debt on our convertible notes.
Senior Secured Credit Facilities Agreement
On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement ("Credit Agreement") with Silicon Valley Bank for an aggregate commitment amount of $100.0 million, with a maturity date of February 16, 2024. During the three and nine months ended September 30, 2022 and 2021, no amounts were drawn down on the Credit Agreement.
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

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(57,504)	$(30,574)
Cash provided by (used in) investing activities	$163,156	$(683,847)
Cash provided by (used in) financing activities	$(184,137)	$933,948
Cash Flows from Operating Activities
For the nine months ended September 30, 2022, cash used in operating activities was $57.5 million, consisting primarily of our net loss of $144.1 million, adjusted for non-cash items of $140.8 million, and net cash flows used in operating assets and liabilities of $54.2 million. The non-cash items includes a $54.4 million net gain from the extinguishment of our debt within the quarter. The main drivers of the changes in operating assets and liabilities were an increase in accounts receivable of $10.1 million, primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $19.9 million primarily due to increase in commissions being capitalized, and an increase of $5.8 million in prepaid expenses and other current assets primarily driven by pre-payments for SaaS licenses and marketing spend. We also had $20.7 million of operating lease payments. This was offset by a net increase of $2.2 million in accounts payable, accrued expenses, and other liabilities due to timing of payments and increases in accrued commissions.
For the nine months ended September 30, 2021, cash used in operating activities was $30.6 million, consisting primarily of our net loss of $165.2 million, adjusted for non-cash items of $164.3 million, and net cash flows used in operating assets and liabilities of $29.7 million. The main drivers of the changes in operating assets and liabilities were an increase in accounts receivable of $4.0 million, primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $7.3 million due to increase in commissions being capitalized, and an increase of $5.5 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. We also had $19.7 million of operating lease payments. This was offset by a net increase of $6.9 million in accounts payable, accrued expenses, and other liabilities due to timing of payments and increases in accrued commissions.
Cash Flows from Investing Activities
For the nine months ended September 30, 2022, cash provided by investing activities was $163.2 million, primarily consisting of $602.6 million of maturities and sales of marketable securities, offset by $355.5 million of purchases of marketable securities. This was also partially offset by $31.3 million used for the advance payments for purchase of property and equipment, as well as $27.7 million related to business acquisitions. We also had $13.9 million of additions to capitalized internal-use software and $11.4 million of payments related to purchases of property and equipment to expand our network.
For the nine months ended September 30, 2021, cash used in investing activities was $683.8 million, primarily consisting of $777.6 million of purchases of marketable securities, $31.3 million of payments related to purchases of property and equipment to expand our network, $10.3 million of additions to capitalized internal-use software, and $2.1 million in purchases of intangible assets. This was partially offset by $137.1 million of maturities and sales of marketable securities.
Cash Flows from Financing Activities
For the nine months ended September 30, 2022, cash used in financing activities was $184.1 million, primarily consisting of $177.1 million used for the debt extinguishment, $18.1 million of finance lease payments and $10.7 million in repayments to employees for restricted share awards. This decrease was partially offset by $10.7 million in proceeds from the early sale of restricted shares, $5.3 million in proceeds from stock option exercises by our employees, and $5.7 million in proceeds from the employee stock purchase plan ("ESPP").
For the nine months ended September 30, 2021, cash provided by financing activities was $933.9 million, primarily consisting of $930.8 million of proceeds from the issuance of the Notes, net of issuance costs, $1.4 million payments of other debt issuance costs, $9.1 million in proceeds from stock option exercises by our employees, and $6.0 million in proceeds from the ESPP. This was partially offset by $10.6 million of finance lease payments.

Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations for capital expenditures, purchase obligations for contracts with our cloud infrastructure provider, network service providers, and other vendors, and outstanding debt. As of September 30, 2022, we have $26.7 million of purchase obligations under contracts for capital expenditures and $4.6 million for other long-term contracts. Other than the aforementioned, there have not been any other material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except for those described under Note 7, Note 9, and Note 10 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $719.0 million as of September 30, 2022, which primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our existing lease arrangements. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2022, its principal executive officer and principal financial officer concluded that, as of such date, due to the material weaknesses described below, the Company's disclosure controls and procedures were not effective.
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

These remediation actions are ongoing and include or are expected to include the following:

Actions related to the remediation of all material weaknesses in internal control over financial reporting, including the material weakness related to a lack of sufficient, qualified finance and accounting resources commensurate with the complexity of the Company's operations and financial reporting requirements:

•The Company has since established a formal hiring plan and has increased its number of qualified accounting resources. During the nine months ended September 30, 2022, the Company recruited and hired several key senior leaders in the finance and accounting teams, including its new Chief Accounting Officer, VP of Global Accounting Operations and VP Corporate Controller who have the requisite accounting and financial reporting knowledge and experience to bridge the skill gaps needed. The Company will continue to hire, retain and oversee qualified finance and accounting resources at all levels, including external advisors where appropriate, to support the Company.

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
Select Risk Factors Affecting Our Business
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:

•If our platform fails to perform properly due to defects, interruptions, outages, delays in performance, or similar problems, and if we fail to develop enhancements to resolve any defect, interruption, delay, or other problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.*

•If we are unable to attract new customers, in particular, enterprise customers, and to have existing enterprise customers continue and increase their use of our platform, our business will likely be harmed.*

•If we fail to forecast our revenue accurately, or if we fail to manage our expenditures, our operating results could be adversely affected.

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
We design our system infrastructure and procure and own or lease the computer hardware used for our platform. Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions on our platform. Moreover, we have experienced and may in the future experience system failures or interruptions in our platform as a result of human error. For example, in January 2021, an undiscovered bug in a software update caused a platform interruption that affected many of our customers, resulting in service level agreement claims. In addition, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and resulted in customers reducing or removing traffic from our platform and service level agreement claims. Any interruptions or delays in our platform, whether caused by our products or our data centers, third-party error, our own error, natural disasters, the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), security breaches, or whether accidental or willful, could harm our relationships with customers, reduce customers’ usage of our platform, cause our revenue to decrease and our expenses to increase, and divert resources away from product development. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue service credits or cause customers to fail to renew their customer contracts, any of which could harm our business.
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
If we are unable to attract new customers, in particular, enterprise customers, and to have existing enterprise customers continue and increase their use of our platform, our business will likely be harmed.*
To grow our business, we must continue to attract new customers, in particular, enterprise customers and generate revenue from those new customers. To do so, we must successfully convince potential customers of the benefits and the value of our platform. This may require significant and costly sales efforts that are targeted at larger enterprises and senior management of these potential customers. Sales to enterprise customers may involve longer sales cycles as a result of customers requiring considerable time to evaluate our platform, requiring participation in a competitive purchasing process, having more formal processes for approval of purchases, and more complex requirements. These factors significantly impact our ability to add new customers and increase the time, resources, and sophistication required to do so. In addition, numerous other factors, some of which are out of our control, may now or in the future impact our ability to acquire new customers, including potential customers’ commitments to other providers, real or perceived costs of switching to our platform, our failure to expand, retain, and motivate our sales and marketing personnel, our failure to develop or expand relationships with potential customers and channel partners, failure by us to help our customers to successfully deploy our platform, negative media or industry or financial analyst commentary regarding us or our solutions, litigation, and deteriorating general economic conditions. If we fail to attract new customers, particularly enterprise customers, as a result of these and other factors our business will likely be harmed.
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
Our future success also depends in part on our ability to expand our existing customer relationships, in particular, with enterprise customers, by increasing their usage of our platform, selling them additional products and upgrading their existing products. The rate at which our customers increase their usage of our platform and purchase products from us depends on a number of factors, including our ability to grow our platform and maintain the security and availability of it, develop and deliver new features and products, maintain customer satisfaction, general economic conditions and pricing and services offered by our competitors. If our efforts to increase usage of our platform by, or sell new and additional products to, our enterprise customers are not successful, our business would be harmed. In addition, even if our largest customers increase their usage of our platform, we cannot guarantee that they will maintain those usage levels for any meaningful period of time. In addition, because many of our products endeavor to deliver increased efficiency and functionality, the successful sale of a new or additional product to an existing customer could result in a reduction of the customer's overall usage of our platform.
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
Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 34% and 31% of our revenue in the trailing 12 months ended September 30, 2022 and 2021, respectively. Our 5 largest customers generated an aggregate of 25% and 22% of our revenue in the trailing 12 months ended September 30, 2022 and 2021, respectively. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ business may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. For example, on June 8, 2021, we experienced a global platform outage due to an undiscovered software bug caused by human error. The outage was triggered by a valid customer configuration change and resulted in customers, including some of our largest customers, reducing or removing traffic from our platform and service level agreement claims. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
Component delays, shortages or price increases could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.*
Our business is dependent upon the timely supply of certain parts and components to construct our servers. We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components, including pricing changes as a result of inflationary pressures. The ongoing COVID-19 pandemic has resulted, and we expect will continue to result, in disruptions and delays for these components and the delivery and installation of such components at our colocation facilities, in addition to pricing increases. For example, throughout 2021, a global shortage of microchips resulted in supply constraints for a number of electronics firms, including manufacturers that supply the components to construct our servers. If our supply of certain components is disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may limit capacity expansion or replacement of defective or obsolete equipment, or cause other constraints on our operations that could damage our customer relationships and harm our business.
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
We generated a net loss of $63.4 million and $144.1 million for the three and nine months ended September 30, 2022, and as of September 30, 2022, we had an accumulated deficit of $655.0 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

Further, we have limited historical financial data and operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, our business could experience a materially adverse impact, including significant costs and disruptions that could harm our business, financial results, and reputation.*
Our business is dependent on providing our customers with fast, efficient, and reliable distribution of applications and content over the internet. We transmit and store our customers’ information, data, and encryption keys as well as our own; customer information and data may include personally identifiable data of and about their end-users. Maintaining the security and availability of our platform, network, and internal IT systems and the security of information we hold on behalf of our customers is a critical issue for us and our customers, and we may expend significant resources, fundamentally change our business activities and practices, or modify our operations in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Attacks on our customers and our own network are frequent and take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms, and malicious software programs. For example, during 2021 we experienced DDoS attacks of increased size and severity that caused us to invest resources into improving our systems, and we expect to continue to be subject to DDoS and other forms of attacks in the future, particularly as they have become more prevalent in our industry. Malicious actors can attempt to fraudulently induce employees or suppliers to disclose sensitive information through spamming, phishing, or other tactics. For example, we have been, and in the future may be, the target of phishing and social engineering schemes that may be designed to, among other things, improperly gain access to our confidential information or fraudulently obtain payments or funds from us. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. For example, in December 2021, the Apache Software Foundation publicly disclosed a remote code execution vulnerability in its Log4j 2 product (Log4j), an open-source component widely used in Java-based software applications to log and track error messages, which affected large amounts of systems worldwide. We expect to continue to encounter vulnerabilities and potential attacks related to open source libraries integrated in our systems and may not be able to identify and remediate those vulnerabilities promptly or at all and without our customers being impacted.
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
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and regulatory changes, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new products that satisfy and are adopted by our customers and provide enhancements, new features, and capabilities to our platform that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that enable large internet platform companies to utilize their own data centers and implement delivery approaches that limit or eliminate reliance on third-party providers like us, or that enable our competitors to deliver competitive products and applications at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete. If our platform does not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our platform and new customers will be less likely to adopt our platform.
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
We have historically benefited from word-of-mouth and other organic marketing to attract new customers. Through this word-of-mouth marketing, we have been able to build our brand with relatively low marketing and sales costs. This strategy has allowed us to build a substantial customer base and community of users who use our products and act as advocates for our brand and our platform, often within their own corporate organizations. However, our ability to further increase our customer base and achieve broader market acceptance of our edge cloud platform will significantly depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to continue to dedicate significant resources to sales, marketing, and demand-generation programs, including various online marketing activities as well as targeted account-based advertising. The effectiveness of our targeted account-based advertising has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers, our business will be harmed. We have also used a strategy of offering free trial versions of our platform in order to strengthen our relationship and reputation within the developer community by providing these developers with the ability to familiarize themselves with our platform without first becoming a paying customer. However, these developers may not perceive value in the additional benefits and services we offer beyond the free trial versions of our platform and may choose not to pay for those additional benefits. Moreover, some existing paying customers may choose not to renew their commitment with us in favor of relying on the free version of our platform. Most trial accounts do not convert to paid versions of our platform, and to date, only a few users who have converted to paying customers have gone on to generate meaningful revenue. If our other lead generation methods do not result in broader market acceptance of our platform and the users of trial versions of our platform do not become, or are unable to convince their organizations to become, paying customers, or if paying customers choose to convert to the free versions of our platform, we will not realize the intended benefits of this strategy, and our business will be harmed.
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
The market for cloud computing platforms, particularly enterprise grade products, is highly fragmented, competitive, and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Legacy CDNs, such as Akamai, Edgio, Level3, and Imperva (for security), and small business-focused CDNs, such as Cloudflare, StackPath, and Section.io, offer products that compete with ours. We also compete with application and API security vendors like Akamai, Cloudflare, Imperva, Amazon Web Services and F5 (Shape), with cloud providers who are starting to offer compute functionality at the edge like Amazon’s CloudFront, Microsoft's Azure, AWS Lambda, and Google Cloud Platform, as well as traditional data center and appliance vendors like F5, Citrix, A10 Networks, Cisco, Imperva, Radware, and Arbor Networks, who offer a range of on-premise solutions for load balancing, WAF, and DDoS. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered. Such acquisitions or partnerships may help competitors achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. We compete on the basis of a number of factors, including:
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
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, and dilute stockholder value.*
We have in the past acquired, and we may in the future seek to acquire or invest in, businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools. And in October 2020 we acquired Signal Sciences for an aggregate purchase price of $759.4 million, consisting of approximately $223.0 million in cash and 6,367,709 shares of our Class A common stock. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing acquisitions, whether or not such acquisitions are completed. In addition, we have limited experience in acquiring other businesses and we may not successfully identify desirable acquisition targets or, when we acquire additional businesses, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. We may also incur significant, and sometimes unanticipated costs in connection with these acquisitions or in integration with our business. In addition, if an acquired business fails to meet our expectations or we do not realize sufficient value, our business may be harmed.
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
We rely on the performance of highly skilled personnel, including our senior management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.*
We believe that our success has depended, and continues to depend, on the efforts and talents of senior management and key employees, including Artur Bergman, our Chief Architect and Executive Chairman. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, Todd Nightingale began serving as our new Chief Executive Officer, replacing Joshua Bixby, effective September 1, 2022. Such changes in our executive management team may be disruptive to our business. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. We are also dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management, including Mr. Bergman, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

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
Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.*
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three months ended September 30, 2022, the percentage of revenue generated from customers outside the United States was 26% of our total revenue. For the nine months ended September 30, 2022, the percentage of revenue generated from customers outside the United States was 26% of our total revenue. As of September 30, 2022, our edge network spans across 58 markets and 34 countries that are outside of the United States. Additionally, we have employees located throughout the world. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of September 30, 2022, approximately 21% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
Our Credit Agreement with SVB contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, grant liens, pay dividends and make distributions, transfer property, make investments, and take other actions that may otherwise be in our best interests. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1:75 to 1:00 on the last day of any fiscal quarter. Our ability to meet these financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. In addition, a breach of a covenant under our Credit Agreement or any other current or future credit facility of ours may result in a cross-default under any such separate credit facility. If we seek to enter into one or more additional credit facilities in the future, we may not be able to obtain debt financing on terms that are favorable to us, if at all. Holders of our existing debt have, and holders of any future debt we may incur would have, rights senior to holders of common stock to make claims on our assets. In addition, the terms of our existing debt do, and the terms of any future debt could, restrict our operations, including our ability to pay dividends on our Class A common stock. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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
Any failure or perceived failure by us or third parties upon whom we rely to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions (including, for example, a ban by EU Supervisory Authorities), litigation, fines and penalties, additional reporting requirements and/or oversight, orders to destroy or not use personal information or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. Our obligation to assist our customers in their compliance with laws, regulations, and policies, like data processing and data protection requirements under the EU GDPR and U.K. GDPR may also result in government enforcement actions litigation, fines and penalties, or adverse publicity.
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
On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” or the Tax Act, which significantly revises the Code. The overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our Class A common stock is also uncertain and could be adverse. More recently, on March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. We evaluated the provisions of the FFCR Act and CARES Act in our tax computation and determined that the items do not have a material impact on our financial statements as of and for the year ended December 31, 2021. Most recently, the Inflation Reduction Act of 2022 was enacted, which includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Future regulatory guidance under the FFCR Act, the CARES Act, and the Inflation Reduction Act, as well as under the Tax Act, or other executive or Congressional actions in the United States remain forthcoming, and such guidance could ultimately increase or lessen the impact on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could materially impact our operations and financial results. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Class A common stock.

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
In addition, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" is generally subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. A detailed analysis was performed through December 31, 2021 for us to determine whether an ownership change under Section 382 of the Code has occurred and ownership changes were identified in 2013 and 2020. As a result of this analysis, we concluded that there is no longer any limitation on the utilization of the net operating losses. A detailed analysis was performed for the period March 1, 2014 to October 1, 2020 for Signal Sciences to determine whether an ownership change under Section 382 of the Code has occurred and an ownership change was identified in 2020. As a result of this analysis, we concluded that there is no longer any limitation on the utilization of the net operating losses. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.
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

We are exposed to fluctuations in currency exchange rates.*
Our sales contracts are primarily denominated in U.S. dollars, and therefore a majority of our revenue is not subject to foreign currency revaluation. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could cause an increase in requests to renegotiate contracts and adversely affect our operating results. Foreign currency exchange rates have recently been and could continue to be subject to increased volatility. In addition, increased international sales in the future may result in greater foreign currency denominated sales, increasing our foreign currency risk. In addition, an increasing portion of our operating expenses is incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. As these expenses become more material and if there are significant fluctuations in foreign currency exchange rates, this could result in significant fluctuations in our operating expenses and results of operations, which could harm our business.
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
Risks Related to Ownership of Our Class A Common Stock
Our stock price may be volatile, and the value of our Class A common stock may decline.*
Historically, our stock price has been volatile. During the year ended December 31, 2021, our stock traded as high as $122.75 per share and as low as $33.55 per share, and from January 1, 2022 to November 2, 2022, our stock price has ranged from $36.61 per share to $7.32 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
As of September 30, 2022, we have outstanding a total of 122.8 million shares of Class A common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	10-Q	001-38897	3.3	August 7, 2020
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
10.1+	Offer Letter by and between Fastly, Inc. and Todd Nightingale, dated August 1, 2022	8-K	001-38897	10.1	August 3, 2022
10.2+	Transition and Separation Agreement by and between Fastly, Inc. and Joshua Bixby, dated September 6, 2022	8-K	001-38897	10.1	September 6, 2022
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

November 3, 2022	By:	/s/ Todd Nightingale
Todd Nightingale Chief Executive Officer (Principal Executive Officer)

November 3, 2022	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)