Form 10-Q
period 2023-03-31
Fastly, Inc.
filed 2023-05-03
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 28, 2023, 127.0 million shares of the registrants’ Class A common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” “target,” or the negative of these terms or other similar expressions.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, amongst other things:
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$348,463	$143,391
Marketable securities, current	198,116	374,581
Accounts receivable, net of allowance for credit losses of $5,562 and $5,029 as of March 31, 2023 and December 31, 2022, respectively	85,344	89,578
Prepaid expenses and other current assets	29,717	28,933
Total current assets	661,640	636,483
Property and equipment, net	179,922	180,378
Operating lease right-of-use assets, net	60,615	68,440
Goodwill	670,192	670,185
Intangible assets, net	77,725	82,900
Marketable securities, non-current	117,518	165,105
Other assets	94,798	92,622
Total assets	$1,862,410	$1,896,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,668	$4,786
Accrued expenses	42,311	61,161
Finance lease liabilities, current	24,763	28,954
Operating lease liabilities, current	20,516	23,026
Other current liabilities	32,942	34,394
Total current liabilities	125,200	152,321
Long-term debt	705,378	704,710
Finance lease liabilities, noncurrent	10,858	15,507
Operating lease liabilities, noncurrent	56,275	61,341
Other long-term liabilities	6,144	7,076
Total liabilities	903,855	940,955
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	1,710,498	1,666,106
Accumulated other comprehensive loss	(5,594)	(9,286)
Accumulated deficit	(746,351)	(701,664)
Total stockholders’ equity	958,555	955,158
Total liabilities and stockholders’ equity	$1,862,410	$1,896,113

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2023	2022
Revenue	$117,564	$102,382
Cost of revenue	57,310	53,915
Gross profit	60,254	48,467
Operating expenses:
Research and development	37,431	40,437
Sales and marketing	44,271	41,480
General and administrative	25,827	29,554
Total operating expenses	107,529	111,471
Loss from operations	(47,275)	(63,004)
Interest income	4,186	681
Interest expense	(1,213)	(1,622)
Other expense	(250)	(279)
Loss before income tax expense	(44,552)	(64,224)
Income tax expense	135	40
Net loss	$(44,687)	$(64,264)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.54)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	125,418	119,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended March 31,
	2023	2022
Net loss	$(44,687)	$(64,264)
Other comprehensive income (loss):
Foreign currency translation adjustment	84	(187)
Income (loss) on investments in available-for-sale-securities	3,608	(6,682)
Total other comprehensive income (loss)	$3,692	$(6,869)
Comprehensive loss	$(40,995)	$(71,133)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	124,336	$2	$1,666,106	$(9,286)	$(701,664)	$955,158
Exercise of vested stock options	44	—	336	—	—	336
Issuance of restricted stock units	1,211	—	—	—	—	—
Issuance of restricted stock units related to bonus program	1,193	—	16,599	—	—	16,599
Stock-based compensation	—	—	27,457	—	—	27,457
Net loss	—	—	—	—	(44,687)	(44,687)
Other comprehensive income	—	—	—	3,692	—	3,692
Balance at March 31, 2023	126,784	$2	$1,710,498	$(5,594)	$(746,351)	$958,555

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	118,811	$2	$1,527,468	$(2,627)	$(510,890)	$1,013,953
Exercise of vested stock options	1,351	—	3,048	—	—	3,048
Issuance of restricted stock units	577	—	—	—	—	—
Issuance of restricted stock awards	38	—	—	—	—	—
Stock-based compensation	—	—	30,855	—	—	30,855
Net loss	—	—	—	—	(64,264)	(64,264)
Other comprehensive loss	—	—	—	(6,869)	—	(6,869)
Balance at March 31, 2022	120,777	$2	$1,561,371	$(9,496)	$(575,154)	$976,723

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,687)	$(64,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,040	9,850
Amortization of intangible assets	5,175	5,309
Non-cash lease expense	6,115	5,914
Amortization of debt discount and issuance costs	716	964
Amortization of deferred contract costs	3,425	1,851
Stock-based compensation	28,151	40,022
Provision for credit losses	533	127
Loss on disposals of property and equipment	251	268
Amortization and accretion of discounts and premiums on investments	449	957
Other adjustments	(243)	128
Changes in operating assets and liabilities:
Accounts receivable	3,701	(9,219)
Prepaid expenses and other current assets	(634)	(2,111)
Other assets	(7,212)	(2,451)
Accounts payable	(175)	(2,492)
Accrued expenses	(6,827)	4,891
Operating lease liabilities	(5,750)	(5,632)
Other liabilities	(3,889)	2,698
Net cash used in operating activities	(8,861)	(13,190)
Cash flows from investing activities:
Purchases of marketable securities	—	(148,193)
Sales of marketable securities	—	2,301
Maturities of marketable securities	227,211	240,547
Business acquisitions, net of cash acquired	—	(775)
Purchases of property and equipment	(3,494)	(2,387)
Proceeds from sale of property and equipment	22	—
Capitalized internal-use software	(4,209)	(3,810)
Net cash provided by investing activities	219,530	87,683
Cash flows from financing activities:
Repayments of finance lease liabilities	(8,645)	(7,159)
Cash received for restricted stock sold in advance of vesting conditions	—	10,655
Cash paid for early sale of restricted shares	—	(3,498)
Proceeds from exercise of vested stock options	336	3,048
Proceeds from employee stock purchase plan	2,596	2,406
Net cash provided by (used in) financing activities	(5,713)	5,452
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	116	(219)
Net increase in cash, cash equivalents, and restricted cash	205,072	79,726
Cash, cash equivalents, and restricted cash at beginning of period	143,541	166,961
Cash, cash equivalents, and restricted cash at end of period	$348,613	$246,687

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Three months ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$497	$592
Cash paid for income taxes, net of refunds received	$182	$174
Cash paid for finance lease interest	$633	$591
Property and equipment additions not yet paid in cash	$1,368	$9,084
Stock-based compensation capitalized to internal-use software	$1,286	$1,415
Assets obtained in exchange for operating lease obligations	$1,324	$2,088
Assets obtained in exchange for finance lease obligations	$—	$19,374
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$3,027	$—
Prepaid capital equipment received	$1,413	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$348,463	$245,794
Restricted cash, current	150	—
Restricted cash, non-current	—	893
Total cash, cash equivalents, and restricted cash	$348,613	$246,687

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customers' applications as close to their end users as possible. As of March 31, 2023, the Company's edge network spans across 79 markets around the world. The Company was incorporated in Delaware in 2011 and is headquartered in San Francisco, California.
As used herein, “Fastly,” “the Company,” “its” and similar terms include Fastly, Inc. and its subsidiaries, unless the context indicates otherwise.
2.     Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements and footnotes have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023. The Company's condensed consolidated financial statements include its accounts and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company's condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of its quarterly results. The Company's condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Certain changes to presentation have been made to conform the prior period presentation to the current period reporting. The Company has made certain presentation changes to consolidate the interest paid on finance lease line into other liabilities working capital changes and components of the non-cash lease expense related to operating lease liability changes into operating lease liability working capital changes within operating cash flows in the consolidated statements of cash flows. Such reclassifications did not affect the condensed consolidated balance sheets, total revenues, operating income, net income, or cash flows from operating, investing or financing activities.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results and outcomes could differ significantly from the Company's estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, internal-use software development costs, the incremental borrowing rate related to the Company’s lease liabilities, fair value of assets acquired and liabilities assumed during business combinations, useful lives of acquired intangible assets and property and equipment, fair value of the Company's reporting unit, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2023. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company's consolidated financial statements in future reporting periods.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies as compared to those described in “Note 2 – Summary of Significant Accounting Policies” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recently Adopted and Issued Accounting Pronouncements
The Company has not adopted any new accounting pronouncements in the three months ended March 31, 2023. Other recently issued accounting pronouncements are not expected to have a material impact on its condensed consolidated financial statements.
Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable.
The Company's cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions that the Company believes to be of high credit standing. The primary focus of its investment strategy is to preserve capital and meet liquidity requirements. The Company's investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. While the Company has not experienced any losses in such accounts and the Company has historically maintained its cash in multiple financial institutions, the recent failure of Silicon Valley Bank (“SVB”), at which the Company held cash and cash equivalents in multiple accounts, exposed the Company to limited credit risk prior to the completion by the Federal Deposit Insurance Corporation (“FDIC”) of the resolution of SVB in a manner that fully protected all depositors.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company's customer base consists of a large number of geographically dispersed customers diversified across several industries. In the three months ended March 31, 2023 and March 31, 2022, no single customer accounted for more than 10% of revenue. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 10% and 12% of the Company's revenue for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, one customer accounted for more than 10% of the total accounts receivable balance. As of December 31, 2022, no single customer accounted for more than 10% of the total accounts receivable balance. The same affiliated customers, as referenced earlier on in the paragraph, accounted for an aggregate of 13% and 15% of the Company's accounts receivable balance as of March 31, 2023 and December 31, 2022 respectively.
3.     Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for both the three months ended March 31, 2023 and March 31, 2022. The following table presents the Company's net revenue by geographic region:

	Three months ended March 31,
	2023	2022
	(in thousands)
United States	$85,364	$75,614
Asia Pacific	16,431	11,720
Europe	10,515	9,353
All other	5,254	5,695
Total revenue	$117,564	$102,382

The majority of the Company's revenue is derived from enterprise customers. In the first quarter of 2023, the Company updated its methodology (“new methodology”) by which it calculates its customer count metrics, including Total Customer Count, Enterprise Customer Count and associated metrics.
Under the prior methodology, enterprise customers is defined as customers with revenue in excess of $100,000 over the trailing 12-month period. The following table presents the Company's net revenue for enterprise and non-enterprise customers based on the prior methodology:

	Three months ended March 31,
	2023	2022
	(in thousands)
Enterprise customers	$106,058	$91,101
Non-enterprise customers	11,506	11,281
Total revenue	$117,564	$102,382
Under the new methodology, enterprise customers is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the sum of revenue for each customer within the quarter and multiplying it by four. The following table presents the Company's net revenue for enterprise and non-enterprise customers based on the new methodology:

	Three months ended March 31,
	2023	2022
	(in thousands)
Enterprise customers	$107,373	$92,512
Non-enterprise customers	10,191	9,870
Total revenue	$117,564	$102,382
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

The following table presents the Company's contract assets and contract liabilities as of March 31, 2023 and as of December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Contract assets	$371	$19
Contract liabilities	$26,756	$30,544

The following table presents the revenue recognized during the three months ended March 31, 2023 and 2022 from amounts included in the contract liability at the beginning of the period:

	Three months ended March 31,
	2023	2022
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$12,221	$9,238
Remaining performance obligations
As of March 31, 2023, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $242.4 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. The Company has elected to not provide certain information about its remaining performance obligations for service contracts with an original contract duration of one year or less. As of March 31, 2023, the Company expects to recognize approximately 80% of its remaining performance obligations over the next 12 months. The Company's typical contractual term with its customers is one year, although terms may vary by contract.
Costs to obtain a contract
As of March 31, 2023 and December 31, 2022, the Company's costs to obtain contracts were as follows:

	As of March 31,	As of December 31,
	2023	2022
	(in thousands)
Deferred contract costs, net	$54,701	$50,523
During the three months ended March 31, 2023 and 2022, the Company recognized $3.4 million and $1.9 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.

4.     Investments and Fair Value Measurements
The Company's total cash, cash equivalents and marketable securities consisted of the following:

	As of March 31,	As of December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents:
Cash	$69,959	$46,516
Money market funds	278,504	96,875
Total cash and cash equivalents(1)	$348,463	$143,391
Marketable securities:
U.S. Treasury securities	$131,678	$287,988
Corporate notes and bonds	64,195	71,744
Asset-backed securities	—	175
Municipal securities	2,243	2,221
Foreign government and supranational securities	—	12,453
Total marketable securities, current(2)	$198,116	$374,581
Corporate notes and bonds	101,776	140,949
Asset-backed securities	15,742	24,156
Total marketable securities, non-current(3)	$117,518	$165,105
Total marketable securities	$315,634	$539,686
Total cash, cash equivalents and marketable securities	$664,097	$683,077
(1) The Company's cash equivalents include investments with an original maturity date of three months or less.
(2) The Company classifies its marketable securities as current, where it intends to hold the securities for less than 12 months.
(3) The Company classifies its marketable securities are non-current, where it intends to hold the securities for longer than 12 months.

Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$133,034	$—	$(1,356)	$131,678
Corporate notes and bonds	169,437	—	(3,466)	165,971
Asset-backed securities	15,881	—	(139)	15,742
Municipal securities	2,321	—	(78)	2,243
Total available-for-sale investments	$320,673	$—	$(5,039)	$315,634

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$291,685	$—	$(3,697)	$287,988
Corporate notes and bonds	217,187	—	(4,494)	212,693
Asset-backed securities	24,617	—	(286)	24,331
Municipal securities	2,322	—	(101)	2,221
Foreign government and supranational securities	12,522	—	(69)	12,453
Total available-for-sale investments	$548,333	$—	$(8,647)	$539,686
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income (loss) into other income during the three months ended March 31, 2023 and 2022. There were 61 securities in a continuous loss position for 12 months or longer as of March 31, 2023 and 76 securities in a continuous loss position for 12 months or longer as of December 31, 2022. Investments are reviewed periodically to identify possible other-than-temporary impairments. For the three months ended March 31, 2023 and 2022, the Company did not record any impairment charges for its marketable debt securities in its condensed consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis. Furthermore, the Company has determined that the decline in fair value of the investment is not due to credit related factors.
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
The Company classifies its investments, which are comprised of corporate notes and bonds, U.S. treasury securities, foreign government and supranational securities and asset-backed securities within Level 2 of the fair value hierarchy because the fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments.
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$278,504	$—	$—	$278,504
Total cash equivalents	278,504	—	—	278,504
Marketable securities:
Corporate notes and bonds	—	165,971	—	165,971
U.S. Treasury securities	—	131,678	—	131,678
Municipal securities	—	2,243	—	2,243
Asset-backed securities	—	15,742	—	15,742
Foreign government and supranational securities	—	—	—	—
Total marketable securities	—	315,634	—	315,634
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$278,654	$315,634	$—	$594,288

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$96,875	$—	$—	$96,875
Total cash equivalents	96,875	—	—	96,875
Marketable securities:
U.S. Treasury securities	—	287,988	—	287,988
Corporate notes and bonds	—	212,693	—	212,693
Asset-backed securities	—	24,331	—	24,331
Municipal securities	—	2,221	—	2,221
Foreign government and supranational securities	—	12,453	—	12,453
Total marketable securities	—	539,686	—	539,686
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$97,025	$539,686	$—	$636,711
Restricted cash was $0.2 million as of both March 31, 2023 and December 31, 2022. The restricted cash balance consisted of letters of credit related to lease arrangements that were collateralized by the Company's cash. The amounts as of March 31, 2023 and December 31, 2022, were both classified as current on the Company's condensed consolidated balance sheets.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three months ended March 31, 2023 and 2022.
5.     Business Combinations
Glitch, Inc.
On May 18, 2022, the Company acquired 100% of the voting equity interest of Glitch, Inc. (“Glitch”), a software company specializing in developer project management tools, for $34.9 million in cash, of which $8.0 million has been held back as security for indemnification claims under the terms of the merger agreement (“Holdback”). The Holdback will be distributed to the shareholders of Glitch between 12 and 24 months following the acquisition closing date. The acquisition expands the Company's brand awareness within the developer community and bolster the Company's existing product offerings by making it easier to innovate at a layer in the Company's software stack.

The Company accounted for the transaction as a business combination. The purchase price was allocated based on the estimated fair value of the identified intangible assets of $2.0 million, cash of $1.6 million and other net assets of $0.6 million, and goodwill of $32.6 million.

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
For both the three months ended March 31, 2023 and 2022, we did not incur any acquisition-related expenses. The acquired intangible assets have a total weighted average amortization period of 3.6 years.

From the date of the acquisition, the financial results of Glitch have been included in and are not material to the Company’s condensed consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to the condensed consolidated financial statements in any period presented.
6.     Balance Sheet Information
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of March 31,	As of December 31,
	2023	2022
	(in thousands)
Computer and networking equipment	$227,480	$225,009
Leasehold improvements	8,367	8,374
Furniture and fixtures	1,892	1,792
Office equipment	1,175	1,176
Internal-use software	71,983	66,488
Property and equipment, gross	$310,897	$302,839
Accumulated depreciation and amortization	(130,975)	(122,461)
Property and equipment, net	$179,922	$180,378
Depreciation on property and equipment for the three months ended March 31, 2023 and 2022 was approximately $12.0 million and $9.9 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $2.9 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the unamortized balance of capitalized internal-use software costs on the Company's condensed consolidated balance sheets was approximately $48.1 million and $45.5 million, respectively.
The Company leases certain networking equipment from various third parties through equipment finance leases. The Company's networking equipment assets as of March 31, 2023 and December 31, 2022, included a total of $76.7 million and $77.3 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $31.2 million and $28.1 million as of March 31, 2023 and December 31, 2022, respectively.

Other Assets
Other assets consisted of the following:

	As of March 31,	As of December 31,
	2023	2022
	(in thousands)
Deferred contract costs, net	$54,701	$50,523
Advance payment for purchase of property and equipment	35,968	37,013
Other assets	4,129	5,086
Total other assets	$94,798	$92,622
Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31,	As of December 31,
	2023	2022
	(in thousands)
Accrued compensation and related benefits	$19,392	$20,204
Accrued bonus	381	15,818
Accrued colocation and bandwidth costs	10,735	10,448
Other tax liabilities	6,511	8,698
Other accrued liabilities	5,292	5,993
Total accrued expenses	$42,311	$61,161
Other Current Liabilities
Other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2023	2022
	(in thousands)
Deferred revenue	$24,600	$28,047
Accrued computer and networking equipment	2,479	1,467
Holdback payable	4,013	4,013
Other current liabilities	1,850	867
Total other current liabilities	$32,942	$34,394

Accumulated Other Comprehensive Income (Loss)
For the three and three months ended March 31, 2023 and 2022, components of accumulated other comprehensive (loss) income, net of taxes, were as follows (in thousands):

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(577)	$(8,709)	$(9,286)
Other comprehensive income (loss)	84	3,608	3,692
Balance, March 31, 2023	$(493)	$(5,101)	$(5,594)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$(385)	$(2,242)	$(2,627)
Other comprehensive income (loss)	(187)	(6,682)	(6,869)
Balance, March 31, 2022	$(572)	$(8,924)	$(9,496)
There were no material reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2023 and 2022. Additionally, there was no material tax impact on the amounts presented.

7.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases), and finance leases for networking equipment. The Company's operating leases have remaining lease terms ranging from less than 1 year to 7 years, some of which include options to extend the leases. The Company's finance leases have remaining lease terms ranging from less than 1 year to 2 years. The Company also subleases a portion of its corporate office spaces. The Company's subleases have average remaining lease terms of 2.2 years. The Company's sublease income was $0.3 million and $0.3 million for the three months ended March 31, 2023, and 2022, respectively.
The components of lease cost were as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
Operating lease costs:
Operating lease cost	$7,201	$6,802
Variable lease cost	3,576	2,772
Total operating lease costs	$10,777	$9,574

Finance lease costs:
Amortization of assets under finance lease	$3,623	$3,263
Interest	439	655
Total finance lease costs	$4,062	$3,918
The short-term lease costs were not material for the three months ended March 31, 2023, and 2022. The Company did not recognize any impairment on its operating lease right-of-use assets for either of the three months ended March 31, 2023, and 2022.

	As of March 31,	As of December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years):
Operating leases	4.05	4.09
Finance leases	1.53	1.74

Weighted Average Discount Rate:
Operating leases	5.67%	5.36%
Finance leases	4.72%	4.73%
Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2023	$19,358	$21,008
2024	18,999	14,282
2025	18,033	1,618
2026	17,142	—
2027	9,843	—
Thereafter	2,937	—
Total future minimum lease payments	$86,312	$36,908
Less: imputed interest	(9,521)	(1,287)
Total liability	$76,791	$35,621

As of March 31, 2023, the Company did not have any undiscounted commitments for operating leases that have not yet commenced.

8.     Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2023 are as follows:

Three months ended March 31, 2023
(in thousands)
Balance as of December 31, 2022	$670,185
Foreign currency translation and other adjustments	7
Balance as of March 31, 2023	$670,192
The Company did not record an impairment charge on goodwill during both the three months ended March 31, 2023 or 2022.
Intangible Assets, net
As of March 31, 2023 and December 31, 2022, the Company's intangible assets consisted of the following:

	As of March 31, 2023			As of December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,860	$(21,805)	$48,055	$69,860	$(19,582)	$50,278
Developed technology	50,130	(24,881)	25,249	50,130	(22,367)	27,763
Trade names	3,910	(2,877)	1,033	3,910	(2,564)	1,346
Internet protocol addresses	4,984	(1,596)	3,388	4,984	(1,471)	3,513
Backlog	—	—	—	2,200	(2,200)	—
Total intangible assets	$128,884	$(51,159)	$77,725	$131,084	$(48,184)	$82,900
The Company's customer relationships, developed technology, trade names, backlog and internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $5.2 million and $5.3 million for the three months ended March 31, 2023 and 2022, respectively.
The Company did not purchase any intangible assets during both the three months ended March 31, 2023 and 2022. The Company did not record any impairment charges on its intangible assets during both the three months ended March 31, 2023 and 2022.

The expected amortization expense of intangible assets subject to amortization as of March 31, 2023 is as follows:

As of March 31, 2023
(in thousands)
Remainder of 2023	$15,249
2024	19,599
2025	16,976
2026	9,193
2027	9,051
Thereafter	7,657
Total	$77,725
9.     Debt Instruments
Senior Secured Credit Facilities Agreement
On February 16, 2021, the Company entered into a Senior Secured Credit Facilities Agreement (“Credit Agreement”) with SVB for an aggregate commitment amount of $100.0 million with a maturity date of February 16, 2024. The Company recorded $0.6 million of debt issuance costs associated with the Credit Agreement in other assets on the Company's condensed consolidated balance sheet. The Credit Agreement bears interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% - 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% - 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The agreement allows for an alternative rate to be used. In addition, the Company's Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if the Company's consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. The Credit Agreement requires the Company to comply with these affirmative and negative covenants.
As of March 31, 2023, the Company was in compliance with all of its covenants. During the three months ended March 31, 2023 and 2022, no amounts were drawn down on the Company's Credit Agreement. As of March 31, 2023 and December 31, 2022, no amounts were outstanding under the Credit Agreement.
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
The Company may not redeem the Notes prior to March 20, 2024. On or after March 20, 2024, the Company may redeem for cash, all or any portion of the Notes, at the Company's option, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is provided for the Notes.
Holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price, as defined in the indenture agreement governing the Note filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2021, per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (iii) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election. The initial conversion rate is 9.7272 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $102.80 per share of common stock. The conversion rate is subject to adjustment as described in the indenture governing the Notes but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date of the Notes or if the Company delivers a notice of redemption in respect of the Notes, the Company will, in certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes, in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
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
As of March 31, 2023, the conversion conditions had not been met and therefore the Notes were not yet convertible.
On May 25, 2022, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase (the “Repurchases”) approximately $235.0 million aggregate principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million. The Repurchases closed on May 31, 2022. The Repurchases were accounted for as a debt extinguishment that resulted in a net gain of $54.4 million, which was recorded as non-operating income on the Company's condensed consolidated statement of operations in the three months ended June 30, 2022.

The following table reflects the carrying values of the debt agreements as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)	(in thousands)
Convertible Senior notes (effective interest rate of 0.40%)
Principal amount	$713,753	$713,753
Less: unamortized debt issuance costs	(8,375)	(9,043)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$705,378	$704,710
For the three months ended March 31, 2023 and 2022, interest expense related to the Company's debt obligations was $0.8 million and $1.0 million, respectively. As of March 31, 2023 and December 31, 2022, the total estimated fair value of the Notes were $566.0 million and $517.5 million, respectively.
10.     Commitments and Contingencies
Purchase Commitments
As of March 31, 2023, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable software as a service and managed services agreements.
Aside from the Company's finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 7—Leases, the minimum future commitments related to its purchase commitments as of March 31, 2023 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
Remainder of 2023	$27,347	$14,129	$41,476
2024	12,573	2,617	15,190
2025	367	1,135	1,502
2026	204	88	292
2027	111	—	111
Thereafter	32	—	32
Total	$40,634	$17,969	$58,603
In addition to the commitments disclosed above, as of March 31, 2023, the Company has $3.0 million of long-term purchase obligations under contracts for capital expenditures and $1.2 million for other long-term contracts.
Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company's operations. The Company is subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, the Company has not billed or collected these taxes and, in accordance with GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, the Company has recorded a liability of $5.7 million and $7.6 million as of March 31, 2023 and December 31, 2022, respectively. These estimates are based on several key assumptions, including the taxability of the Company's products, the jurisdictions in which the Company believes it has nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge the Company's assumptions and analysis, its actual exposure could differ materially from its current estimates.

Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material effect on the Company's business, results of operations, financial condition, or cash flows. As of March 31, 2023, the Company has not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
11.     Stockholders' Equity
Equity Incentive Plans
The Company maintains four equity incentive plans: the 2019 Equity Incentive Plan (the “2019 Plan”), 2011 Equity Incentive Plan (“2011 Plan”), Employee Stock Purchase Plan and the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”). The 2019 Plan became effective in May 2019 and replaced the 2011 Plan. The Company's 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards, performance-based stock awards (“PSUs”), and other forms of equity compensation, which are collectively referred to as stock awards to its employees, directors, and consultants. The Signal Plan includes 251,754 registered shares which can be exercised to purchase shares of Fastly’s Class A common stock (“common stock”).
As of March 31, 2023 and December 31, 2022, there were 13.1 million and 9.6 million common stock available for issuance under the 2019 Plan, respectively. As of March 31, 2023 and December 31, 2022, 126.8 million and 124.3 million shares of common stock were issued and outstanding, respectively.
Stock Options
Options granted under the 2011 Plan and 2019 Plan are exercisable for common stock and generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service. Forfeitures are recognized as they occur.

The following table summarizes stock option activity during the three months ended March 31, 2023:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2022	2,443	6.01	4.7	$7,674
Granted	—	—
Exercised	(43)	7.69
Cancelled/forfeited	(38)	6.87
Outstanding at March 31, 2023	2,362	5.97	4.4	$28,088
Vested and exercisable at March 31, 2023	2,335	5.85	4.4	$28,031
During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense from stock options of approximately $0.7 million and $1.7 million, respectively.
Restricted Stock Units (“RSUs”)
The Company began granting RSUs under the 2019 Plan during the fiscal year ended December 31, 2019. The fair value of RSUs is based on the grant date fair value and is expensed on a straight-line basis over the applicable vesting period. RSUs granted to new hires typically vest over three or four years, at the rate of 33% or 25% on the first anniversary of the vest date and ratably on a quarterly basis over the remaining 24-month or 36-month period thereafter, respectively. RSUs granted to existing employees typically vest in equal quarterly installments over a three or four-year service period. All vesting is contingent on continued service. Forfeitures are recognized as they occur.
The following table summarizes RSU activity during the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2022	11,990	$20.10
Granted	2,725	13.95
Vested	(2,363)	17.83
Cancelled/forfeited	(553)	22.31
Unvested RSUs as of March 31, 2023	11,799	$19.03
During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense related to RSUs of $23.6 million and $21.8 million, respectively.
Stock Subject to Revest (“Revest Shares”)
In conjunction with a prior acquisition in fiscal 2020, a restriction was placed on 896,499 shares belonging to the three co-founders which are subject to revesting on a quarterly basis over a 2-year period.
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
In February 2022, one of the stockholders had a change in employment status and the Company accelerated the remaining stock-based compensation associated with his awards on his last day of service as an employee as his services under the modified arrangement were not substantive. For the three months ended March 31, 2022, the Company recognized stock-based compensation expense of $5.6 million associated with the modification of these awards. For the three months ended March 31, 2023, the Company did not recognize any stock-based compensation expense associated with the modification of these awards.
For the three months ended March 31, 2022, the Company recognized in total stock-based compensation expense related to revest shares of $12.9 million. The Company did not recognize any stock-based compensation expense related to revest shares for the three months ended March 31, 2023 as those awards were fully vested as of December 31, 2022.
Performance-Based Restricted Stock Units (“PSUs”)
Performance stock awards for executive officers (“Executive PSUs”)
In February 2022, pursuant to the Company's 2019 Equity Incentive Plan, the Company granted certain employees shares of PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company's operating plan for the fiscal year 2022. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees' requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.
On March 29, 2023, pursuant to the Company's 2019 Equity Incentive Plan, the Company granted certain employees shares of PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company's operating plan for the fiscal year 2023. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees' requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2022	267	$28.16
Granted	643	16.56
Vested	(41)	28.16
Cancelled/forfeited	(47)	28.16
Nonvested PSUs as of March 31, 2023	822	$19.08
For the three months ended March 31, 2023 and 2022, the Company recognized $0.3 million and $0.5 million of stock-based compensation expense associated with these awards, respectively.
Company-wide Bonus Program (“Bonus Program”)
On February 11, 2022, the Compensation Committee approved a company-wide bonus program, including performance targets, to most of the Company's employees on active payroll in fiscal year 2022. Shares awarded under the program were paid out in February 2023 in fully vested RSUs and based on the final attainment of Company-wide performance targets which were tied to its operating plan for fiscal year 2022. The Company recognized stock-based compensation expense over the employees requisite service period, based on the final attainment of the Company-wide targets. In February 2023, the Company paid out the bonus liability associated with the 2022 in 1.2 million of restricted stock units, and correspondingly recorded a charge to additional paid-in-capital of $16.6 million.
On March 29, 2023, the Compensation Committee approved a company-wide bonus program, including performance targets, for the current fiscal year to most of the Company's employees on active payroll in fiscal year 2023. Shares awarded under the program will be in fully vested RSUs and will be based on the final attainment of Company-wide performance targets which are tied to its operating plan for fiscal year 2023. The payout of the 2023 Company-wide bonus program will vary linearly between 50%, 100% and 150% based on the achievement of these targets. Employees are required to be employed through the payout date to earn the awards. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company is recognizing the stock-based compensation expense over the employees requisite service period, based on the expected attainment of the Company-wide targets as of the end of each reporting period.
During the three months ended March 31, 2023 and 2022, the Company recognized $2.0 million and $3.3 million, respectively, of stock-based compensation expense associated with the 2022 and 2023 Bonus Programs.
Market-Based Performance Stock Awards (“MPSUs”)
In September 2022 and January 2023, pursuant to the Company's 2019 Equity Incentive Plan, the Company granted certain employees shares of MPSUs, which are to vest upon the satisfaction of the Company’s achievement of specified Fastly common stock price targets during the applicable performance period. In addition, the awards are subject to each recipient’s continuous service through each applicable vest dates.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested MPSUs as of December 31, 2022	2,174	$6.80
Granted	87	—
Vested	—	—
Cancelled/forfeited	(100)	6.88
Nonvested MPSUs as of March 31, 2023	2,161	$6.81
Stock-based compensation expense relating to the MPSUs are recognized using the accelerated attribution method over the derived service period. For the three months ended March 31, 2023, the Company recognized $1.6 million stock-based compensation expense associated with these awards.
Employee Stock Purchase Program (“ESPP”)
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
    During the three months ended March 31, 2023 and 2022, the Company recognized $1.3 million and $1.1 million in stock-based compensation expense related to the ESPP, respectively. No common stock was issued under the ESPP in the three months ended March 31, 2023, nor in the three months ended March 31, 2022.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying condensed consolidated statements of operations:

	Three months ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$2,681	$2,946
Research and development	11,481	18,589
Sales and marketing	6,705	10,094
General and administrative	7,284	8,393
Total stock-based compensation expense	$28,151	$40,022

For the three months ended March 31, 2023 and 2022, the Company capitalized $1.3 million and $1.4 million of stock-based compensation expense, respectively.
For the three months ended March 31, 2023 and 2022, the Company recognized $2.0 million and $10.5 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program and certain of the Company's Revest Shares that were modified.
12.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock:

	Three months ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(44,687)	$(64,264)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	125,418	119,673
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.54)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	As of March 31,
	2023	2022
	(in thousands)
Stock options	2,362	2,950
RSUs	11,799	5,677
PSUs	822	218
MPSUs	2,161	—
Revest shares	—	74
Shares issuable pursuant to the ESPP	581	329
Convertible senior notes (if-converted)	7,338	9,229
Total	25,063	18,477
The dilution table above excludes RSUs to be awarded under the Company's 2023 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2024. Refer to Note 11 — Stockholders' Equity for further details on the Company's 2023 Bonus Program.
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
The Company continues to maintain a full valuation allowance on the Company's U.S. Federal and state net deferred tax assets. The tax expense for the three months ended March 31, 2023 and 2022 was primarily due to foreign tax expense. In the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $0.1 million and less than $0.1 million, respectively.

14.     Information About Revenue and Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3—Revenue for more information on net revenue by geographic area.
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of March 31,	As of December 31,
	2023	2022
	(in thousands)
United States	$173,801	$175,794
All other countries	66,736	73,024
Total long-lived assets	$240,537	$248,818

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
As used herein, “Fastly,” “we,” “our,” “the Company” and similar terms include Fastly, Inc. and its subsidiaries, unless the context indicates otherwise.
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
The edge cloud is an emerging category of Infrastructure as a Service (“IaaS”) that enables developers to build, secure, and deliver digital experiences, at the edge of the Internet. This service represents the convergence of the Content Delivery Network (“CDN”) with functionality that has been traditionally delivered by hardware-centric appliances such as Application Delivery Controllers (“ADC”), Web Application Firewalls (“WAF”), Bot Detection, Distributed Denial of Service (“DDoS”) and observability solutions. It also includes the emergence of a new, but growing, edge computing market which aims to move compute power and logic as close to the end user as possible. When milliseconds matter, processing at the edge is an ideal way to handle highly dynamic and time-sensitive data. This has led to its acceptance and adoption by organizations who monetize or grow their user base with every millisecond saved. Organizations that want to improve their user experience, whether it’s faster loading websites or reduced shopping cart abandonment, can benefit from processing at the edge. The edge cloud complements data center, central cloud, and hybrid solutions.
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
For the three months ended March 31, 2023 and 2022, our revenue was $117.6 million and $102.4 million, respectively, an increase of 15%. Our 10 largest customers generated an aggregate of 35% and 32% of our revenue in the trailing 12 months ended March 31, 2023 and 2022, respectively. Our 5 largest customers generated an aggregate of 26% and 22% of our revenue in the trailing 12 months ended March 31, 2023 and 2022, respectively. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 11% of our revenue in both the trailing 12 months ended March 31, 2023 and 2022. We incurred a net loss of $44.7 million and $64.3 million for the three months ended March 31, 2023 and 2022, respectively.
We focus our direct selling efforts on expanding our customer's use of our platform, which includes companies that are exhibiting significant growth. We engage with and support these customers with our field sales representatives, account managers, and technical account managers who focus on customer satisfaction and drive expansion of their usage of our platform and products. These teams work with technical and business leaders to help our customers’ end-users receive the best possible digital experience, while also lowering our customers’ total cost of ownership. These direct selling efforts are reflected by the revenue generated by our enterprise customers. Our Dollar-Based Net Expansion Rate (“DBNER”), Net Retention Rate (“NRR”) and Last-Twelve Months Net Retention Rate (“LTM NRR”) metrics also measure the revenue growth from existing customers attributable to increased usage of our platform and features, and purchase of additional products and services. For additional details on our key metrics, refer to the “Key Business Metrics” section.
Factors Affecting Our Performance
Winning New Customers
We are focused on continuing to attract new customers, including those in new vertical markets, and expanding our relationship with existing customers, by enhancing our product experience, investing in technology, and leveraging our partner ecosystem. Our customer base includes large, established enterprises that are undergoing digital transformation and emerging companies spanning a wide array of industries and verticals. Developers within these companies often use and advocate for the adoption of our platform by their companies and promotion across the broader developer community. We will continue to invest in our products and features and developer outreach, leveraging it as a cost-efficient approach to attracting new customers, and our sales and marketing programs, including various online marketing activities as well as targeted account-based advertising.
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
Many jurisdictions have enacted laws on data localization and cross-border data transfers, and the evolving enforcement and interpretation of such laws has created uncertainty regarding data stored abroad and transferred across borders, which could impact customer growth and acquisition for customers and potential customers conducting business in Europe and elsewhere outside of the United States. For additional details, refer to the section titled “Risk Factors.”
Expanding into New Vertical Markets and within Our Existing Customer Base
We aim to continue to add customers from a diverse set of industry verticals through our differentiated platform that offers a broad range of capabilities. By focusing on performance and security, we have an opportunity to continue to add customers from a diverse set of industries.
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
International Expansion
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations. As of both March 31, 2023 and December 31, 2022, our edge network spans across 58 markets and 34 countries that are outside of the United States.
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
We are closely monitoring the unfolding events of the Russian invasion of Ukraine and its global impacts. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. If the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets and total consolidated revenue as of the three months ended March 31, 2023.
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

Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended March 31, 2023 and 2022, our research and development expenses as a percentage of revenue were 32% and 39%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools to bolster our existing product offerings, by making it easier to innovate at a layer in the Fastly software stack.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our gross margins and operating results are impacted by these investments. As of March 31, 2023, our global network is located in 79 markets across 35 countries.
In the event that there are errors in software, failures of hardware, damages to a facility or misconfigurations of any of our services, whether caused by our own error, security breaches, third-party error, or natural disasters, we could experience lengthy interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. In addition, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly when customers experience cyber-attacks. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including service outages, payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits, or governments adopting regulations that impact network operations.

Key Business Metrics
We use the following key metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of these key metrics below may differ from other similarly titled metrics used by other companies, analysts, or investors.
In the first quarter of 2023, we updated the methodology (“new methodology”) by which we calculate our customer count metrics, including Total Customer Count, Enterprise Customer Count and associated metrics. We believe that the new methodology more accurately reflects the trends in our business, gives management more insight into these trends, including customer usage of our platform and the seasonality we experience, and reduces lagging indicators inherent in our previous methodology (“prior methodology”). In conjunction with this update, for comparability purposes we will continue to report our customer count metrics using both the prior and new methodology, for the current and comparative periods presented in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K through the end of the fiscal year ended December 31, 2023.

	As of March 31,
	2023	2022
Customer metrics (prior methodology):
Total Customer Count (based on last month revenue)	3,001	2,880
Enterprise Customer Count (based on trailing 12-month revenue)	514	457
Average Enterprise Customer Spend (based on trailing 12-month revenue; in thousands)	$778	$722

Customer metrics (new methodology):
Total Customer Count (based on current quarter revenue)	3,100	2,965
Enterprise Customer Count (based on annualized revenue)	540	488
Average Enterprise Customer Spend (based on annualized current quarter revenue; in thousands)	$795	$758

Other key metrics:
Dollar-Based Net Expansion Rate (“DBNER”)	121.4%	117.9%
Net Retention Rate (“NRR”)	104.5%	114.0%
Last-twelve Months Net Retention Rate (“LTM NRR”)	116.2%	115.0%
Due to the revisions reflected in the above methodology, the customer count metrics included above calculated using our new methodology are not comparable to the historical customer count metrics included in our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Form S-1 and Form S-3 Registration Statements, outside of the data included in the table above.
Total Customer Count
We believe that our total number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing and which we have recognized revenue from. An identifiable operating entity is defined as a company, a government entity, or a distinct business unit of a larger company that has a relationship with us through direct sale or through one of our reseller partners where charges are identified on an end-customer basis. We may treat separate subsidiaries, segments, divisions, or business units of a single organization that use our platform as unique customers where they have distinct account identifiers. In cases where charges are identified through a reseller partner rather than on an end-customer basis, we would count the reseller as a single customer in our customer count. Our customer groupings may be impacted by changes to our customers’ business, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future.
Our prior methodology by which we calculate total customer count, includes identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the last month of the quarter. As of March 31, 2023 and 2022, we had 3,001 and 2,880 customers, respectively.

Our new methodology by which we calculate total customer count, includes identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the quarter. As of March 31, 2023 and 2022, we had 3,100 and 2,965 customers, respectively.
In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. We operate globally and as a result, the success of our ability to retain our customers is also affected by general economic and market conditions around the world.
Enterprise Customer Count
Historically our revenue has been driven primarily by a subset of our customers, our enterprise customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success.

Under our prior methodology, our enterprise customer count is defined as customers with revenue in excess of $100,000 over the trailing 12-month period. As of March 31, 2023, we had 514 of such enterprise customers, which generated 89% of our revenue for the trailing 12 months ended March 31, 2023. As of March 31, 2022, we had 457 of such enterprise customers which generated 89% of our revenue for the trailing 12 months ended March 31, 2022.

Under our new methodology, our enterprise customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of March 31, 2023, we had 540 of such enterprise customers which generated 91% of the total annualized current quarter revenue for our total customers for the period ended March 31, 2023. As of March 31, 2022, we had 488 of such enterprise customers which generated 90% of the total annualized current quarter revenue for our total customers for the period ended March 31, 2022.
Average Enterprise Customer Spend
Our enterprise customers continue to leverage our platform, increasing their spend on our platform and driving our revenue growth year over year. The continued retention and growth of our enterprise customer spend is key to our long-term growth strategy.
Under the prior methodology, our average enterprise customer spend is calculated by taking the sum of the trailing 12-month revenue contributed by enterprise customers, as defined under our prior methodology as customers with revenue in excess of $100,000 over the trailing 12-month period, existing as of March 31, 2023, and dividing that by that same number of enterprise customers as of March 31, 2023. As of March 31, 2023, our average enterprise customer spend under the prior methodology was $778 thousand, as compared to $722 thousand as of March 31, 2022.
Under the new methodology, our average enterprise customer spend is calculated by taking the annualized current quarter revenue contributed by enterprise customers, as defined under our new methodology as customers with annualized current quarter revenue in excess of $100,000, existing as of March 31, 2023, and dividing that by that same number of enterprise customers as of March 31, 2023. As of March 31, 2023, our average enterprise customer spend under the new methodology was $795 thousand, as compared to $758 thousand as of March 31, 2022.
Dollar-Based Net Expansion Rate (“DBNER”)
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

We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period (“current period”) by the revenue from the same customers for the same period measured one year prior (“base period”). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended March 31, 2023, we divide (i) revenue, for the trailing 12 months ended March 31, 2023, from customers that entered into a customer agreement on or before March 31, 2022, and that remained customers as of March 31, 2023, by (ii) revenue, for the trailing 12 months ended March 31, 2022, from the same set of customers.
For the trailing 12 months ended March 31, 2023 and 2022 our DBNER was 121.4% and 117.9%, respectively. DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts. We expect our DBNER for individual cohorts to decrease once customers in that cohort have used our platform for more than two years and become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
Net Retention Rate (“NRR”) and Last-Twelve Months Net Retention Rate (“LTM NRR”)
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current” period month) compared to the last month of the same period one year prior (the “prior” period month) and includes revenue contraction due to billing decreases or customer churn and revenue expansion due to billing increases, but excludes revenue from new customers. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the last month of the period ended March 31, 2023 and 2022 our NRR was 104.5% and 114.0%, respectively.
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended March 31, 2023 and 2022 our LTM NRR was 116.2% and 115.0%, respectively.
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
Our gross margin has been and will continue to be affected by a number of factors, including utilization of our network, the timing of our investments in the expansion of our network, which can increase depreciation and colocation costs in advance of expected demand, our ability to manage our network service providers and cloud infrastructure-related fees, the timing of amortization of capitalized software development costs, changes in personnel costs to provide customer support and operate the network, and customer pricing. Over the long term we expect gross margin to increase as we continue to drive efficiencies in our operations and increase our revenue. However, our gross margin may fluctuate from period to period.
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
Income Taxes
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. The Company currently maintains a full valuation allowance on the Company's U.S. Federal and state net deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended March 31,
	2023	2022
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$117,564	$102,382
Cost of revenue	57,310	53,915
Gross profit	60,254	48,467
Operating expenses:
Research and development	37,431	40,437
Sales and marketing	44,271	41,480
General and administrative	25,827	29,554
Total operating expenses	107,529	111,471
Loss from operations	(47,275)	(63,004)
Interest income	4,186	681
Interest expense	(1,213)	(1,622)
Other expense	(250)	(279)
Loss before income tax expense	(44,552)	(64,224)
Income tax expense	135	40
Net loss attributable to common stockholders	$(44,687)	$(64,264)

	Three months ended March 31,
	2023	2022
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%
Cost of revenue	49	53
Gross profit	51	47
Operating expenses:
Research and development	32	39
Sales and marketing	38	41
General and administrative	22	29
Total operating expenses	91	109
Loss from operations	(40)	(62)
Interest income	4	1
Interest expense	(1)	(2)
Other expense	—	—
Loss before income tax expense	(37)	(63)
Income tax expense	—	—
Net loss attributable to common stockholders	(38)%	(63)%
__________
*    Columns may not add up to 100% due to rounding.

Revenue

	Three months ended March 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$117,564	$102,382	$15,182	15%
Revenue was $117.6 million for the three months ended March 31, 2023 compared to $102.4 million for the three months ended March 31, 2022, an increase of $15.2 million, or 15%. Revenue growth was driven by the further adoption of our edge platform and products as well as a $3.0 million increase in revenue related to products acquired from the acquisition of Signal Sciences.
Under the prior methodology, as defined earlier in the 'Key Business Metrics' section, we had 3,001 customers and 514 enterprise customers as of March 31, 2023, compared to 2,880 customers and 457 enterprise customers as of March 31, 2022. This represents an increase of 121, or 4%, in customers and 57, or 12%, in enterprise customers from March 31, 2022.
Under the new methodology, as defined earlier in the 'Key Business Metrics' section, we had 3,100 customers and 540 enterprise customers as of March 31, 2023, compared to 2,965 customers and 488 enterprise customers as of March 31, 2022. This represents an increase of 135, or 5%, in customers and 52, or 11%, in enterprise customers from March 31, 2022.
In both the three months ended March 31, 2023 and 2022, approximately 94% of our revenue was driven by usage on our platform. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by other products and services.
U.S. revenue was $85.4 million, or 73% of revenue, for the three months ended March 31, 2023, compared to $75.6 million, or 74% of revenue, for the three months ended March 31, 2022. This represents an increase of $9.8 million, or 13%. International revenue was $32.2 million, or 27% of revenue, for the three months ended March 31, 2023, compared to $26.8 million, or 26%, of revenue for the three months ended March 31, 2022. This represents an increase of $5.4 million, or 20%.
Under the prior methodology, as defined earlier in the 'Key Business Metrics' section, we had 2,058 domestic customers and 943 international customers as of March 31, 2023, and 2,168 domestic customers and 712 international customers as of March 31, 2022. There was a decrease in domestic customers of 110, or 5%, and an increase in international customers of 231, or 32%, compared to March 31, 2022.
Under the new methodology, as defined earlier in the 'Key Business Metrics' section, we had 2,111 domestic customers and 989 international customers as of March 31, 2023, and 2,253 domestic customers and 712 international customers as of March 31, 2022. There was an decrease in domestic customers of 142, or 6%, and an increase in international customers of 277, or 39%, compared to March 31, 2022.
Cost of Revenue

	Three months ended March 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Cost of revenue	$57,310	$53,915	$3,395	6%
    Cost of revenue was $57.3 million for the three months ended March 31, 2023 compared to $53.9 million for the three months ended March 31, 2022, an increase of $3.4 million, or 6%. The increase in cost of revenue is a result of an increase in depreciation and amortization of $1.8 million as a result of increased investments in our platform. There was also a $1.2 million increase in spending related to the software and hosting services and bandwidth costs of $0.7 million to support the growth of our business.

Gross Profit and Gross Margin

	Three months ended March 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Gross profit	$60,254	$48,467	$11,787	24%
Gross margin	51%	47%		4%
Gross profit was $60.3 million for the three months ended March 31, 2023 compared to $48.5 million for the three months ended March 31, 2022, an increase of $11.8 million, or 24%. Gross margin was 51% for the three months ended March 31, 2023 compared to 47% for the three months ended March 31, 2022, an increase of 4%. The increase in gross margin was driven by revenue growth due to the further adoption of our edge platform including our revenue from Signal Science's products as well as cost savings driven by our improved network efficiency.
Operating Expenses

	Three months ended March 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$37,431	$40,437	$(3,006)	(7)%
Sales and marketing	44,271	41,480	2,791	7%
General and administrative	25,827	29,554	(3,727)	(13)%
Total operating expenses	$107,529	$111,471	$(3,942)	(4)%
Percentage of revenue:
Research and development	32%	39%		(7)%
Sales and marketing	38%	41%		(3)%
General and administrative	22%	29%		(7)%
Research and development
Research and development expenses were $37.4 million for the three months ended March 31, 2023 compared to $40.4 million for the three months ended March 31, 2022, a decrease of $3.0 million, or 7%. The net decrease is primarily due to a $7.2 million decrease in stock-based compensation expenses attributed to the function, offset by increases of $4.4 million in personnel related costs, such as salaries and benefits. There was also a $0.8 million decrease in capitalization of costs related to the timing of capitalization of our development of internal-use software. The decrease was partially offset by $0.3 million in spending related to the software and hosting services costs used in our sales generation efforts.
Sales and marketing
Sales and marketing expenses were $44.3 million for the three months ended March 31, 2023 compared to $41.5 million for the three months ended March 31, 2022, an increase of $2.8 million, or 7%. The net increase is primarily due to a $4.3 million increase in personnel related costs, such as salaries, sales commissions, and benefits, offset by a $3.4 million decrease in stock-based compensation expenses attributed to the function. There was also an increase of $1.0 million related to employee time and expenses as work-related travel has started to increase with the lift of prior travel-related restrictions associated with the COVID-19 pandemic. There was also a $0.4 million increase in marketing spend associated with brand campaign and advertising.
General and administrative
General and administrative costs were $25.8 million for the three months ended March 31, 2023 compared to $29.6 million for the three months ended March 31, 2022, a decrease of $3.8 million, or 13%. The net decrease was primarily due to a $2.7 million decrease in professional services, including temporary agency costs. There was also a decrease due to a $1.1 million decrease in stock-based compensation expenses attributed to the function, offset by increases of $0.6 million in personnel related costs, such as salaries and benefits. There was also a $0.4 million decrease of equipment purchases as well as $0.3 million decrease in insurance costs.

Other Income and Expense
Interest Income

	Three months ended March 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Interest income	$4,186	$681	$3,505	515%
Interest income was $4.2 million for the three months ended March 31, 2023 compared to $0.7 million for the three months ended March 31, 2022, an increase of $3.5 million, or 515%. This increase is due to a recent increase in interest rates, impacting our marketable securities portfolio.
Interest Expense

	Three months ended March 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Interest expense	$1,213	$1,622	$(409)	(25)%
Interest expense was $1.2 million for the three months ended March 31, 2023 compared to $1.6 million for the three months ended March 31, 2022, a decrease of $0.4 million, or 25%. Interest expense decreased slightly from prior year mainly due to our repurchase of our outstanding convertible notes in the prior year.
Other income (expense), net

	Three months ended March 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Other expense	$(250)	$(279)	$29	(10)%
Other expense, net remained relatively flat and was $0.3 million for both the three months ended March 31, 2023 and 2022. There were nominal changes in the balance which is mainly driven by our foreign currency transaction gains between the periods.
Income Taxes

	Three months ended March 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Income tax expense	$135	$40	$95	238%
Income tax expense remained relatively flat and was $0.1 million both for the three months ended March 31, 2023 and 2022. The Company continues to maintain a full valuation allowance and the tax expense for the periods were primarily due to foreign tax expense.

Liquidity and Capital Resources
As of March 31, 2023, we had cash, cash equivalents, and marketable securities and restricted cash totaling $664.1 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. As of March 31, 2023, our marketable securities balance includes $117.5 million of marketable securities that were classified as non-current.
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
Senior Secured Credit Facilities Agreement
On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement (“Credit Agreement”) with Silicon Valley Bank for an aggregate commitment amount of $100.0 million, with a maturity date of February 16, 2024. The Credit Agreement bears interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The agreement allows for an alternative interest rate to be used. The Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. As of March 31, 2023, we were in compliance with the covenant and we expect to continue to be in compliance for at least the next 12 months. During the three and three months ended March 31, 2023 and 2022, no amounts were drawn down on the Credit Agreement.
Convertible Senior Notes
In March 2021, we issued approximately $948.8 million aggregate principal amount of 0% convertible senior unsecured notes due in 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. On May 25, 2022, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase (the “Repurchases”) approximately $235.0 million aggregate outstanding principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million. The Repurchases closed on May 31, 2022. The remaining Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased.
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(8,861)	$(13,190)
Net cash provided by investing activities	$219,530	$87,683
Net cash provided by (used in) financing activities	$(5,713)	$5,452

Cash Flows from Operating Activities
For the three months ended March 31, 2023, cash used in operating activities was $8.9 million, consisting primarily of our net loss of $44.7 million, adjusted for non-cash items of $56.6 million, and net cash flows used in operating assets and liabilities of $20.8 million. The main drivers of the changes in operating assets and liabilities were an increase in other long-term assets of $7.2 million primarily due to increase in commissions being capitalized and an increase of $10.7 million in accrued expenses and other liabilities due to timing of payments and release of accrued bonus. We also had $5.8 million of operating lease payments. This was offset by a net increase in accounts receivable of $3.7 million, primarily due to the growth of our business and the timing of cash receipts from our customers.
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
Cash Flows from Investing Activities
For the three months ended March 31, 2023, cash provided by investing activities was $219.5 million, primarily consisting of $227.2 million of maturities and sales of marketable securities, offset by $4.2 million of additions to capitalized internal-use software and $3.5 million of payments related to purchases of property and equipment to expand our network.
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
Cash Flows from Financing Activities
For the three months ended March 31, 2023, cash used in financing activities was $5.7 million, primarily consisting of $8.6 million of finance lease payments. This decrease was partially offset by $0.3 million in proceeds from stock option exercises by our employees and $2.6 million in proceeds from the employee stock purchase plan (“ESPP”).
For the three months ended March 31, 2022, cash provided by financing activities was $5.5 million, primarily consisting of $10.7 million in proceeds from the early sale of restricted shares, $3.0 million in proceeds from stock option exercises by our employees, and $2.4 million in proceeds from the ESPP. This increase was partially offset by $7.2 million of finance lease payments and $3.5 million in repayments to employees for restricted share awards.
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations for capital expenditures, purchase obligations for contracts with our cloud infrastructure provider, network service providers, and other vendors, and outstanding debt. As of March 31, 2023, we have $20.1 million of total purchase obligations under contracts for capital expenditures and $1.2 million for other long-term contracts. Other than the aforementioned, there have not been any other material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except for those described under Note 7, Note 9, and Note 10 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses, and related disclosures. Actual results and outcomes could differ significantly from our estimates, judgments, and assumptions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in “Management's Discussion and Analysis – Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recent Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $664.1 million as of March 31, 2023, which primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our existing lease arrangements. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no other changes in the Company's internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings
The information set forth under “Legal Matters” in Note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
In addition, from time to time, the Company may be subject to legal proceedings and claims arising from the normal course of business, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows, or financial position.

Item 1A.     Risk Factors
Investing in our Class A common stock involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding to invest in our Class A common stock. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, customer growth, results of operations, financial condition, or prospects. Any of these events could cause the trading price of our Class A common stock to decline, which would cause our stockholders to lose all or part of their investment. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
•If our information technology systems or data, or those of third parties upon which we rely, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, our business could experience materially adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties.
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
Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 35% and 32% of our revenue in the trailing 12 months ended March 31, 2023 and 2022, respectively. Our 5 largest customers generated an aggregate of 26% and 22% of our revenue in the trailing 12 months ended March 31, 2023 and 2022, respectively. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 11% of our revenue in both the trailing 12 months ended March 31, 2023 and 2022. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ business may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision-making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
Component delays, shortages or price increases could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers.
Our business is dependent upon the timely supply of certain parts and components to construct our servers. We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components, including pricing changes as a result of inflationary pressures. The COVID-19 pandemic has resulted, and we expect will continue to result, in disruptions and delays for these components and the delivery and installation of such components at our colocation facilities, in addition to pricing increases. If our supply of certain components is further disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components has in the past and may in the future limit capacity expansion or replacement of defective or obsolete equipment, or cause other constraints on our operations that could damage our customer relationships and harm our business.
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
We generated a net loss of $44.7 million for the period ended March 31, 2023 and, we had an accumulated deficit of $746.4 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past and will continue to face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products and services.

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
Moreover, our platform is highly technical and complex. For example, our delivery products rely on knowledge of the Varnish Configuration Language (“VCL”) to utilize many features of this platform. Potential developers may be unfamiliar or opposed to working with VCL and therefore decide to not adopt our platform, which may harm our business.

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
The market for edge computing is in an early stage of development. There is considerable uncertainty over the size and rate at which this market will grow, as well as whether our platform will be widely adopted. Our success will depend, to a substantial extent, on the widespread adoption of our platform as an alternative to other solutions, such as legacy CDNs, and CDNs focused on enterprise data centers, central cloud, and small businesses. Some organizations may be reluctant or unwilling to use our platform for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability, and security of cloud-based offerings or lack of awareness of the benefits of our platform. Moreover, many organizations have invested substantial personnel and financial resources to integrate traditional on-premise services into their businesses, and therefore may be reluctant or unwilling to migrate to cloud-based services. Our ability to expand sales of our product into new and existing markets depends on several factors, including potential customer awareness of our platform; the timely completion of data centers in those markets; introduction and market acceptance of enhancements to our platform or new applications that we may introduce; our ability to attract, retain and effectively train sales and marketing personnel; our ability to develop relationships with partners; the effectiveness of our marketing programs; the pricing of our services; and the success of our competitors. If we are unsuccessful in developing and marketing our product into new and existing markets, or if organizations do not perceive or value the benefits of our platform, the market for our product might not continue to develop or might develop more slowly than we expect, either of which may harm our business.
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
Additionally, certain large-scale events, such as major elections and sporting events, can significantly impact usage of our platform, which could cause fluctuations in our results of operations. While increased usage of our platform during these events could result in increased revenue, these seasonal and one-time events could also impact the performance of our platform during those events and lead to a sub-optimal experience for some customers. Such annual and one-time events may cause fluctuations in our results of operations as they would impact both our revenue and our operating expenses.
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
We have limited experience with respect to determining the optimal prices for our products and, as a result, we have in the past changed our pricing model and expect that we may need to do so in the future, including as a result of inflationary pressures. In addition, we recently rolled out product packages with single price points. We do not know whether our current or potential customers will accept these packages or the impact these packages will have on our existing usage-based pricing model. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
We rely on third-party hosting services such as Amazon Web Services (“AWS”), Google, Microsoft Azure, and other cloud providers that facilitate the offering of our platform. Some of these third-party hosting services offer competing products to ours and therefore may not continue to be available on commercially reasonable terms, or at all. These providers may be unwilling to do business with us if they view our platform as a threat. Any loss of the right to use any of the hosting providers could impair our ability to offer our platform and harm our business until we are able to obtain alternative hosting providers.
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
Health epidemics, including the COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and customers operate.*
The global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. Usage of our platform has fluctuated during the COVID-19 pandemic, and we cannot predict how usage levels will be impacted given that the long-term impact of the pandemic remains uncertain. As a result, it has been difficult to accurately forecast our revenues or financial results, and our results of operations could be materially below our forecasts, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.
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
We believe that our success has depended, and continues to depend, on the efforts and talents of senior management and key employees, including Artur Bergman, our Chief Architect and Todd Nightingale, our Chief Executive Officer. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, Todd Nightingale began serving as our new Chief Executive Officer, replacing Joshua Bixby, effective September 1, 2022. Such changes in our executive management team may be disruptive to our business. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. We are also dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management, including Mr. Nightingale and Mr. Bergman, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

Our past growth may not be indicative of our future growth and we may not be able to manage our growth effectively.
We have experienced growth in various aspects of our business in prior periods. For example, for the periods ended March 31, 2023, and March 31, 2022, our revenue was $117.6 million, and $102.4 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. For example, from December 31, 2021 to December 31, 2022, our edge network increased from 51 to 58 markets and from 31 to 34 countries that are outside of the United States. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
Risks Related to Our Financial Position and Need for Additional Capital
Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all, and debt or equity issued to raise additional capital may reduce the value of our Class A common stock.*
We have funded our operations since inception primarily through payments received from our customers, sales of equity and debt securities, and borrowings under our credit facilities. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business, or our debt obligations. We also intend to continue to make investments to support our business and may require additional funds to do so. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our growth rate, our operating cash flow, market acceptance of our platform, the expansion of sales and marketing activities, strategic transactions, as well as overall economic conditions.
We may need to engage in equity or debt financings to secure additional funds, in particular if we are required to repay our outstanding convertible notes in cash. Additional financing may not be available on favorable terms, if at all, and any additional financing will need to be in compliance with the terms of our Credit Agreement with Silicon Valley Bank (“SVB”). On March 10, 2023, SVB was announced as closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as a receiver. We have been informed that the credit facility remains available subject to lender discretion on the same terms as set forth in the Credit Agreement, notwithstanding the closure of SVB, however there can be no assurances that the closure of SVB or any related impacts across the financial services industry will not adversely affect our ability to access the funds available under the Credit Agreement.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the period ended March 31, 2023, the percentage of revenue generated from customers outside the United States was 27% of our total revenue. As of March 31, 2023, our edge network spans across 58 markets and 34 countries that are outside of the United States. Additionally, we have employees located throughout the world. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of March 31, 2023, approximately 20% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, fair value of assets acquired and liabilities assumed for business combinations, useful lives and realizability of long-lived assets including our goodwill and intangible assets, income tax reserves, and accounting for stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. For example, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act 9 (“Section 404”). Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting. We designed, implemented, and tested internal control over financial reporting required to comply with this obligation. That process is time-consuming, costly, and complicated.
We previously reported and have subsequently remediated material weaknesses in our internal control over financial reporting. We continue to evaluate and take actions to improve our internal control over financial reporting. However, we cannot assure you that the measures we have taken to date will be sufficient to avoid the identification of material weaknesses in the future.
If we fail to identify future material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. Moreover, any failure to identify new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected and cause us to fail to meet our reporting and financial obligations or incur significant additional costs to remediate new material weaknesses, each of which could harm our ability to raise capital on favorable terms in the future or otherwise have a negative impact on our financial condition. In addition, we could become subject to investigations by the New York Stock Exchange (the “NYSE”), the SEC, and other regulatory authorities, which could require additional financial and management resources.
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
Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy and data security laws, and similar laws have been proposed at the federal, state, and local levels that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Additionally, several states and localities have enacted measures related to the use of artificial intelligence (“AI”) and machine learning in products and services.
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
Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer information across jurisdictions. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal information to the United States and other countries whose privacy and data security laws are believed to be inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border personal information transfer laws. Although there are currently various mechanisms that may be used to lawfully transfer personal information to the United States, such as the standard contractual clauses for transfers from the EEA and UK, these mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States or elsewhere. Certain countries outside Europe (e.g., Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal information across borders, any of which could increase the cost and complexity of doing business.
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
An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could harm our business.
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
Legislation in 2017 informally titled the “Tax Act” significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Recently, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Future legislation or regulatory guidance, including under the Tax Act or the IRA, or other executive or Congressional actions in the United States may occur, and could ultimately increase or lessen the impact of such taxes on our business and financial condition. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Class A common stock.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
Our net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under United States tax law. For U.S. federal income tax purposes, our NOLs generated in tax years beginning before January 1, 2018 are permitted to be carried forward for 20 years. Our U.S. federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for tax years beginning after December 31, 2020, our use of such federal NOLs generally is limited to 80% of such year's taxable income, computed without regard to the NOL deduction and certain other deductions. It is uncertain if, and to what extent, various states will conform to these limitations on the use of federal NOLs.
In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. A detailed analysis was performed through December 31, 2021 for us to determine whether an ownership change under Section 382 of the Code has occurred, and ownership changes were identified in 2013 and 2020. As a result of this analysis, we concluded that there is no longer any limitation on our utilization of such NOLs. A detailed analysis was performed for the period March 1, 2014 to October 1, 2020 for Signal Sciences to determine whether an ownership change under Section 382 of the Code has occurred and an ownership change was identified in 2020. As a result of this analysis, we concluded that there is no longer any limitation on our utilization of the NOLs of Signal Sciences. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which shifts are outside our control. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.
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
Our products are subject to United States export controls, including the Export Administration Regulations administered by the United States Commerce Department, and economic sanctions administered by the Office of Foreign Assets Control of the United States Treasury Department (“OFAC”). We incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations. Other countries also regulate the import and export of certain encryption products and technology through import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Additionally, export restrictions recently imposed on Russia and Belarus in connection with the military conflict involving Ukraine specifically restrict the export of encryption software to these locations.
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
On July 27, 2017, the Financial Conduct Authority (the “FCA”), the authority that regulates LIBOR, announced that after December 31, 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and the FCA announced that all LIBOR settings would either cease to be provided by any administrator, or would no longer be representative, immediately after December 31, 2021 for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings. The interest rate under our Credit Agreement is calculated based on LIBOR. No modification has yet been made to the interest rate under the Credit Agreement, but changes will be required in the future. Currently, it is anticipated that the new benchmark for our U.S. dollar borrowings will be the Secured Overnight Financing Rate (“SOFR”). The shift to SOFR from LIBOR is complex and may adversely affect our business, financial condition, results of operations, liquidity, and cash flows.
Unfavorable conditions in our industry or the global economy, including those caused by the Russian military operations and related geopolitical situation in Ukraine, rising inflation or reductions in information technology spending could harm our business.*
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, banking instability and recession fears are creating a complex and challenging environment for us and our customers. Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. The U.S. capital markets experienced and continues to experience extreme volatility following the global outbreak of the COVID-19 pandemic in 2020 and the Russian invasion of Ukraine in 2022. While our ability to do business has not been materially affected, the Russian invasion of Ukraine and the global restrictive measures that have been taken, and could be taken in the future, have created significant global economic uncertainty that could prolong and escalate tensions and expand the geopolitical conflict, which could have a lasting impact on regional and global economies, any of which could harm our business and operating results. Further, due to political uncertainty and military actions involving Russia, Ukraine, and surrounding regions, we and the third parties upon which we rely may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to do business. These attacks are expected to continue to occur in the future. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades, prompting the Federal Reserve to increase interest rates. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, currency and interest rate fluctuations, political turmoil, natural catastrophes, warfare, public health issues, such as the COVID-19 pandemic, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a downturn or recession and a decrease in business investments, including spending on information technology, which would harm our business. To the extent that our platform and our products are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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

Risks Related to Ownership of Our Class A Common Stock
Our stock price may be volatile, and the value of our Class A common stock may decline.*
Historically, our stock price has been volatile. During the year ended December 31, 2022, our stock traded as high as $36.61 per share and as low as $7.15 per share, and from January 1, 2023 to May 2, 2023, our stock price has ranged from $18.08 per share to $7.97 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related fin complex ways, including:
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
•potential equity or debt financings;
•changes in the anticipated future size and growth rate of our market; and
•general political, social, economic, regulatory, and market conditions, in both domestic and our foreign markets, including the effects of global events like the war in Ukraine on the global economy, labor shortages, supply chain disruptions, inflation, increased interest rates, banking instability and slow or negative growth of our markets.
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
We expect that many investors in, and potential purchasers of, the Notes may employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short the Class A common stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our Class A common stock in lieu of or in addition to short selling the Class A common stock.

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
As of March 31, 2023, we have outstanding a total of 127 million shares of Class A common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	10-Q	001-38897	3.3	August 7, 2020
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
10.1 +	Non-Employee Director Compensation Policy, as amended					X
10.2 +	Modification of Offer Letter Agreement between Fastly, Inc. and Artur Bergman, dated April 12, 2023	8-K	001-38897	10.1	April 18, 2023
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

May 3, 2023	By:	/s/ Todd Nightingale
Todd Nightingale Chief Executive Officer (Principal Executive Officer)

May 3, 2023	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)