Form 10-Q
period 2023-06-30
Fastly, Inc.
filed 2023-08-02
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 28, 2023, 129.2 million shares of the registrants’ Class A common stock were outstanding.

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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.fastly.com/investors), our filings with the Securities and Exchange Commission, our corporate Twitter (currently rebranding to X Corp.) account (@Fastly), our blog (www.fastly.com/blog), webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about us, our products, and other issues. It is possible that the information that we make available on these mediums may be deemed to be material information. We therefore encourage investors and others interested in us to review the information that we make available through these channels.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$273,742	$143,391
Marketable securities, current	123,605	374,581
Accounts receivable, net of allowance for credit losses of $6,129 and $5,029 as of June 30, 2023 and December 31, 2022, respectively	78,295	89,578
Prepaid expenses and other current assets	29,500	28,933
Total current assets	505,142	636,483
Property and equipment, net	179,045	180,378
Operating lease right-of-use assets, net	56,733	68,440
Goodwill	670,356	670,185
Intangible assets, net	72,550	82,900
Marketable securities, non-current	78,042	165,105
Other assets	95,550	92,622
Total assets	$1,657,418	$1,896,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,561	$4,786
Accrued expenses	47,001	61,161
Finance lease liabilities, current	22,233	28,954
Operating lease liabilities, current	20,575	23,026
Other current liabilities	36,234	34,394
Total current liabilities	131,604	152,321
Long-term debt	472,369	704,710
Finance lease liabilities, non-current	7,026	15,507
Operating lease liabilities, non-current	51,448	61,341
Other long-term liabilities	7,217	7,076
Total liabilities	669,664	940,955
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	1,747,959	1,666,106
Accumulated other comprehensive loss	(3,152)	(9,286)
Accumulated deficit	(757,055)	(701,664)
Total stockholders’ equity	987,754	955,158
Total liabilities and stockholders’ equity	$1,657,418	$1,896,113

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$122,831	$102,518	$240,395	$204,900
Cost of revenue	58,617	56,466	115,927	110,381
Gross profit	64,214	46,052	124,468	94,519
Operating expenses:
Research and development	37,421	38,717	74,852	79,154
Sales and marketing	47,797	46,760	92,068	88,240
General and administrative	28,823	29,543	54,650	59,097
Total operating expenses	114,041	115,020	221,570	226,491
Loss from operations	(49,827)	(68,968)	(97,102)	(131,972)
Net gain on extinguishment of debt	36,760	54,391	36,760	54,391
Interest income	4,508	1,502	8,694	2,183
Interest expense	(1,232)	(1,530)	(2,445)	(3,152)
Other expense	(803)	(1,673)	(1,053)	(1,952)
Loss before income tax expense	(10,594)	(16,278)	(55,146)	(80,502)
Income tax expense	110	159	245	199
Net loss	$(10,704)	$(16,437)	$(55,391)	$(80,701)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.14)	$(0.44)	$(0.67)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,863	121,242	126,648	120,295

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(10,704)	$(16,437)	$(55,391)	$(80,701)
Other comprehensive income (loss):
Foreign currency translation adjustment	474	17	558	(170)
Gain (loss) on investments in available-for-sale-securities	1,968	(3,063)	5,576	(9,745)
Total other comprehensive income (loss)	$2,442	$(3,046)	$6,134	$(9,915)
Comprehensive loss	$(8,262)	$(19,483)	$(49,257)	$(90,616)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	126,784	$2	$1,710,498	$(5,594)	$(746,351)	$958,555
Exercise of vested stock options	77	—	535	—	—	535
Vesting of restricted stock units	1,469	—	—	—	—	—
Shares issued under ESPP	697	—	4,977	—	—	4,977
Stock-based compensation	—	—	31,949	—	—	31,949
Net loss	—	—	—	—	(10,704)	(10,704)
Other comprehensive income	—	—	—	2,442	—	2,442
Balance at June 30, 2023	129,027	$2	$1,747,959	$(3,152)	$(757,055)	$987,754

	Three months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	120,777	$2	$1,561,371	$(9,496)	$(575,154)	$976,723
Exercise of vested stock options	273	—	1,721	—	—	1,721
Vesting of restricted stock units	506	—	—	—	—	—
Issuance of restricted stock awards	37	—	—	—	—	—
Shares issued under ESPP	292	—	2,962	—	—	2,962
Stock-based compensation	—	—	31,815	—	—	31,815
Net loss	—	—	—	—	(16,437)	(16,437)
Other comprehensive loss	—	—	—	(3,046)	—	(3,046)
Balance at June 30, 2022	121,885	$2	$1,597,869	$(12,542)	$(591,591)	$993,738

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	124,336	$2	$1,666,106	$(9,286)	$(701,664)	$955,158
Exercise of vested stock options	121	—	871	—	—	871
Vesting of restricted stock units	2,680	—	—	—	—	—
Issuance of restricted stock units related to bonus program	1,193	—	16,599	—	—	16,599
Shares issued under ESPP	697	—	4,977	—	—	4,977
Stock-based compensation	—	—	59,406	—	—	59,406
Net loss	—	—	—	—	(55,391)	(55,391)
Other comprehensive income	—	—	—	6,134	—	6,134
Balance at June 30, 2023	129,027	$2	$1,747,959	$(3,152)	$(757,055)	$987,754

	Six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	118,811	$2	$1,527,468	$(2,627)	$(510,890)	$1,013,953
Exercise of vested stock options	1,624	—	4,769	—	—	4,769
Vesting of restricted stock units	1,083	—	—	—	—	—
Issuance of restricted stock awards	75	—	—	—	—	—
Shares issued under ESPP	292	—	2,962	—	—	2,962
Stock-based compensation	—	—	62,670	—	—	62,670
Net loss	—	—	—	—	(80,701)	(80,701)
Other comprehensive loss	—	—	—	(9,915)	—	(9,915)
Balance at June 30, 2022	121,885	$2	$1,597,869	$(12,542)	$(591,591)	$993,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(55,391)	$(80,701)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	24,960	20,586
Amortization of intangible assets	10,350	10,618
Non-cash lease expense	11,763	11,522
Amortization of debt discount and issuance costs	1,519	1,739
Amortization of deferred contract costs	7,171	3,989
Stock-based compensation	65,143	75,000
Provision for credit losses	1,100	529
Loss on disposals of property and equipment	547	854
Amortization and accretion of discounts and premiums on investments	747	1,851
Impairment of operating lease right-of-use assets	187	—
Net gain on extinguishment of debt	(36,760)	(54,391)
Other adjustments	(328)	61
Changes in operating assets and liabilities:
Accounts receivable	10,183	(4,122)
Prepaid expenses and other current assets	(417)	(4,812)
Other assets	(11,983)	(6,399)
Accounts payable	944	844
Accrued expenses	(6,593)	1,162
Operating lease liabilities	(12,432)	(10,981)
Other liabilities	5,419	2,781
Net cash provided by (used in) operating activities	16,129	(29,870)
Cash flows from investing activities:
Purchases of marketable securities	—	(355,479)
Sales of marketable securities	774	161,853
Maturities of marketable securities	342,095	367,880
Business acquisitions, net of cash acquired	—	(25,999)
Advance payment for purchase of property and equipment	—	(29,310)
Purchases of property and equipment	(7,958)	(8,815)
Proceeds from sale of property and equipment	36	241
Capitalized internal-use software	(10,439)	(8,736)
Net cash provided by investing activities	324,508	101,635
Cash flows from financing activities:
Cash paid for debt extinguishment	(196,934)	(177,082)
Repayments of finance lease liabilities	(15,202)	(11,029)
Cash received for restricted stock sold in advance of vesting conditions	—	10,655
Cash paid for early sale of restricted shares	—	(7,037)
Payment of deferred consideration for business acquisitions	(4,393)	—
Proceeds from exercise of vested stock options	871	4,769
Proceeds from employee stock purchase plan	4,787	3,977
Net cash used in financing activities	(210,871)	(175,747)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	585	(319)
Net increase in cash, cash equivalents, and restricted cash	130,351	(104,301)
Cash, cash equivalents, and restricted cash at beginning of period	143,541	166,961
Cash, cash equivalents, and restricted cash at end of period	$273,892	$62,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Six months ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$926	$1,304
Cash paid for income taxes, net of refunds received	$451	$180
Cash paid for finance lease interest	$806	$—
Property and equipment additions not yet paid in cash	$623	$3,636
Stock-based compensation capitalized to internal-use software	$3,227	$3,522
Assets obtained in exchange for operating lease obligations	$1,324	$15,676
Assets obtained in exchange for finance lease obligations	$—	$22,178
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$1,090	$2,960
Purchase consideration associated with business combination, accrued but not paid	$—	$8,126
Costs associated with business combination, accrued but not paid	$—	$1,873
Deployments of prepaid capital equipment	$1,639	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$273,742	$62,510
Restricted cash, current	150	150
Total cash, cash equivalents, and restricted cash	$273,892	$62,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customers' applications as close to their end users as possible. As of June 30, 2023, the Company’s edge network spans across 79 markets around the world. The Company was incorporated in Delaware in 2011 and is headquartered in San Francisco, California.
As used herein, “Fastly,” “the Company,” “its” and similar terms include Fastly, Inc. and its subsidiaries, unless the context indicates otherwise.
2.     Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements and footnotes have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023. The Company’s condensed consolidated financial statements include its accounts and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of its quarterly results. The Company’s condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, internal-use software development costs, the incremental borrowing rate related to the Company’s lease liabilities, fair value of assets acquired and liabilities assumed during business combinations, useful lives of acquired intangible assets and property and equipment, fair value of the Company’s reporting unit, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies as compared to those described in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recently Adopted and Issued Accounting Pronouncements
The Company has not adopted any new accounting pronouncements in the three and six months ended June 30, 2023. Other recently issued accounting pronouncements are not expected to have a material impact on its condensed consolidated financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable.
The Company’s cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions that the Company believes to be of high credit standing. The primary focus of its investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. While the Company has not experienced any losses in such accounts and the Company has historically maintained its cash in multiple financial institutions, the recent failure of Silicon Valley Bank (“SVB”), at which the Company held cash and cash equivalents in multiple accounts, exposed the Company to limited credit risk prior to the completion by the Federal Deposit Insurance Corporation (“FDIC”) of the resolution of SVB in a manner that fully protected all depositors.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. In the three and six months ended June 30, 2023 and June 30, 2022, no single customer accounted for more than 10% of revenue. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 12% and 11% of the Company’s revenue for the three months ended June 30, 2023 and 2022, respectively and 11% for both the six months ended June 30, 2023 and 2022. As of both June 30, 2023 and December 31, 2022, no customer accounted for more than 10% of the total accounts receivable balance. The same affiliated customers, as referenced earlier on in the paragraph, accounted for an aggregate of 5% and 15% of the Company’s accounts receivable balance as of June 30, 2023 and December 31, 2022 respectively.
3.     Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for both the three and six months ended June 30, 2023 and June 30, 2022. The following table presents the Company’s net revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
United States	$89,873	$76,052	$175,237	$151,666
Asia Pacific	17,267	12,869	33,698	24,589
Europe	10,868	9,242	21,384	18,595
All other	4,823	4,355	10,076	10,050
Total revenue	$122,831	$102,518	$240,395	$204,900

The majority of the Company’s revenue is derived from enterprise customers. In the first quarter of 2023, the Company updated its methodology (“new methodology”) by which it calculates its customer count metrics, including Total Customer Count, Enterprise Customer Count and associated metrics.
Under the prior methodology, enterprise customers is defined as customers with revenue in excess of $100,000 over the trailing 12-month period. The following table presents the Company’s net revenue for enterprise and non-enterprise customers based on the prior methodology:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Enterprise customers	$111,194	$91,253	$217,251	$182,354
Non-enterprise customers	11,637	11,265	23,144	22,546
Total revenue	$122,831	$102,518	$240,395	$204,900
Under the new methodology, enterprise customers is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the sum of revenue for each customer within the quarter and multiplying it by four. The following table presents the Company's net revenue for enterprise and non-enterprise customers based on the new methodology:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Enterprise customers	$112,660	$92,611	$220,033	$185,123
Non-enterprise customers	10,171	9,907	20,362	19,777
Total revenue	$122,831	$102,518	$240,395	$204,900
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
Deferred revenue includes amounts billed to customers for which revenue has not been recognized and consists of the unearned portions of edge cloud platform usage and billings to customers for the Company’s security subscription services. Amounts that have been invoiced for annual subscriptions, but not collected, are recorded in accounts receivable and in unearned revenue or in revenue depending on whether services have been delivered to the customer. The Company’s payment terms and conditions vary by contract type, and generally range from 30 to 90 days.

The following table presents the Company’s contract assets and contract liabilities as of June 30, 2023 and as of December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Contract assets	$193	$19
Contract liabilities	$35,250	$30,544

The following table presents revenue recognized during the three and six months ended June 30, 2023 and 2022 from amounts included in the contract liability at the beginning of the period:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$12,046	$10,674	$21,195	$19,164
Remaining performance obligations
As of June 30, 2023, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $230.9 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. The Company has elected to not provide certain information about its remaining performance obligations for service contracts with an original contract duration of one year or less. As of June 30, 2023, the Company expects to recognize approximately 85% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.
Costs to obtain a contract
As of June 30, 2023 and December 31, 2022, the Company's costs to obtain contracts were as follows:

	As of June 30,	As of December 31,
	2023	2022
	(in thousands)
Deferred contract costs, net	$60,034	$50,523
During the three months ended June 30, 2023 and 2022, the Company recognized $3.7 million and $2.1 million of amortization related to deferred contract costs, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized $7.2 million and $4.0 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.

4.     Investments and Fair Value Measurements
The Company's total cash, cash equivalents and marketable securities consisted of the following:

	As of June 30,	As of December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents:
Cash	$49,981	$46,516
Money market funds	223,761	96,875
Total cash and cash equivalents(1)	$273,742	$143,391
Marketable securities:
U.S. Treasury securities	$54,696	$287,988
Corporate notes and bonds	66,210	71,744
Asset-backed securities	427	175
Municipal securities	2,272	2,221
Foreign government and supranational securities	—	12,453
Total marketable securities, current(2)	$123,605	$374,581
Corporate notes and bonds	68,913	140,949
Asset-backed securities	9,129	24,156
Total marketable securities, non-current(3)	$78,042	$165,105
Total marketable securities	$201,647	$539,686
Total cash, cash equivalents and marketable securities	$475,389	$683,077
(1) The Company’s cash equivalents include investments with an original maturity date of three months or less.
(2) The Company classifies its marketable securities as current, where it intends to hold the securities for less than 12 months.
(3) The Company classifies its marketable securities are non-current, where it intends to hold the securities for longer than 12 months.

Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$55,027	$—	$(331)	$54,696
Corporate notes and bonds	137,775	1	(2,653)	135,123
Asset-backed securities	9,596	—	(40)	9,556
Municipal securities	2,320	—	(48)	2,272
Total available-for-sale investments	$204,718	$1	$(3,072)	$201,647

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$291,685	$—	$(3,697)	$287,988
Corporate notes and bonds	217,187	—	(4,494)	212,693
Asset-backed securities	24,617	—	(286)	24,331
Municipal securities	2,322	—	(101)	2,221
Foreign government and supranational securities	12,522	—	(69)	12,453
Total available-for-sale investments	$548,333	$—	$(8,647)	$539,686
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income (loss) into other income during the three and six months ended June 30, 2023 and 2022. There were 55 securities in a continuous loss position for 12 months or longer as of June 30, 2023 and 76 securities in a continuous loss position for 12 months or longer as of December 31, 2022. Investments are reviewed periodically to identify possible other-than-temporary impairments. For the three and six months ended June 30, 2023 and 2022, the Company did not record any impairment charges for its marketable debt securities in its condensed consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis. Furthermore, the Company has determined that the decline in fair value of the investment is not due to credit related factors.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$223,761	$—	$—	$223,761
Total cash equivalents	223,761	—	—	223,761
Marketable securities:
Corporate notes and bonds	—	135,123	—	135,123
U.S. Treasury securities	—	54,696	—	54,696
Municipal securities	—	2,272	—	2,272
Asset-backed securities	—	9,556	—	9,556
Foreign government and supranational securities	—	—	—	—
Total marketable securities	—	201,647	—	201,647
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$223,911	$201,647	$—	$425,558

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$96,875	$—	$—	$96,875
Total cash equivalents	96,875	—	—	96,875
Marketable securities:
U.S. Treasury securities	—	287,988	—	287,988
Corporate notes and bonds	—	212,693	—	212,693
Asset-backed securities	—	24,331	—	24,331
Municipal securities	—	2,221	—	2,221
Foreign government and supranational securities	—	12,453	—	12,453
Total marketable securities	—	539,686	—	539,686
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$97,025	$539,686	$—	$636,711
Restricted cash was $0.2 million as of both June 30, 2023 and December 31, 2022. The restricted cash balance consisted of letters of credit related to lease arrangements that were collateralized by the Company’s cash. The amounts as of June 30, 2023 and December 31, 2022, were both classified as current on the Company’s condensed consolidated balance sheets.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and six months ended June 30, 2023 and 2022.
5.     Business Combinations
Glitch, Inc.
On May 18, 2022, the Company acquired 100% of the voting equity interest of Glitch, Inc. (“Glitch”), a software company specializing in developer project management tools, for $34.9 million in cash, of which $8.0 million was held back as security for indemnification claims under the terms of the merger agreement (“Holdback”). During the three and six months ended June 30, 2023, $4.1 million of the Holdback was distributed to certain shareholders of Glitch and the remaining will be distributed 24 months following the acquisition closing date. The acquisition expands the Company’s brand awareness within the developer community and bolsters the Company’s existing product offerings by making it easier to innovate at a layer in the Company’s software stack.

The Company accounted for the transaction as a business combination. The purchase price was allocated based on the estimated fair value of the identified intangible assets of $2.0 million, cash of $1.6 million and other net assets of $0.6 million, and goodwill of $32.5 million.

The goodwill was primarily attributed to the value of synergies created with the acquisition of Glitch’s technology offering. Goodwill is not deductible for income tax purposes.
Identifiable finite-lived intangible assets were comprised of the following (in thousands):

	Total	Estimated useful life (in years)
Developed technology	$630	4
Customer relationships	760	3
Trade name	610	4
Total intangible assets acquired	$2,000

For both the three and six months ended June 30, 2022, we incurred $2.0 million in acquisition-related expenses. For both the three and six months ended June 30, 2023, we did not incur any acquisition-related expenses. The acquired intangible assets have a total weighted average amortization period of 3.6 years.

From the date of the acquisition, the financial results of Glitch have been included in and are not material to the Company’s condensed consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to the condensed consolidated financial statements in any period presented.
6.     Balance Sheet Information
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of June 30,	As of December 31,
	2023	2022
	(in thousands)
Computer and networking equipment	$228,482	$225,009
Leasehold improvements	8,565	8,374
Furniture and fixtures	2,051	1,792
Office equipment	1,178	1,176
Internal-use software	80,023	66,488
Property and equipment, gross	$320,299	$302,839
Accumulated depreciation and amortization	(141,254)	(122,461)
Property and equipment, net	$179,045	$180,378
Depreciation on property and equipment for the three months ended June 30, 2023 and 2022 was approximately $12.9 million and $10.7 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $3.2 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively.
Depreciation on property and equipment for the six months ended June 30, 2023 and 2022 was approximately $25.0 million and $20.6, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $6.1 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023 and December 31, 2022, the unamortized balance of capitalized internal-use software costs on the Company’s condensed consolidated balance sheets was approximately $52.9 million and $45.5 million, respectively.
The Company leases certain networking equipment from various third parties through equipment finance leases. The Company’s networking equipment assets as of June 30, 2023 and December 31, 2022, included a total of $76.7 million and $77.3 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $35.0 million and $28.1 million as of June 30, 2023 and December 31, 2022, respectively.

Other Assets
Other assets consisted of the following:

	As of June 30,	As of December 31,
	2023	2022
	(in thousands)
Deferred contract costs, net	$60,034	$50,523
Advance payment for purchase of property and equipment	32,657	37,013
Other assets	2,859	5,086
Total other assets	$95,550	$92,622
Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30,	As of December 31,
	2023	2022
	(in thousands)
Accrued compensation and related benefits	$16,736	$20,204
Accrued bonus	7,835	15,818
Accrued colocation and bandwidth costs	12,511	10,448
Other tax liabilities	5,099	8,698
Other accrued liabilities	4,820	5,993
Total accrued expenses	$47,001	$61,161
Other Current Liabilities
Other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2023	2022
	(in thousands)
Deferred revenue	$28,124	$28,047
Accrued computer and networking equipment	1,929	1,467
Holdback payable	3,771	4,013
Other current liabilities	2,410	867
Total other current liabilities	$36,234	$34,394

Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2023 and 2022, components of accumulated other comprehensive (loss) income, net of taxes, were as follows (in thousands):

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2023	$(493)	$(5,101)	$(5,594)
Other comprehensive income	474	1,968	2,442
Balance, June 30, 2023	$(19)	$(3,133)	$(3,152)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2022	$(572)	$(8,924)	$(9,496)
Other comprehensive income (loss)	17	(3,063)	(3,046)
Balance, June 30, 2022	$(555)	$(11,987)	$(12,542)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(577)	$(8,709)	$(9,286)
Other comprehensive income	558	5,576	6,134
Balance, June 30, 2023	$(19)	$(3,133)	$(3,152)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$(385)	$(2,242)	$(2,627)
Other comprehensive income loss	(170)	(9,745)	(9,915)
Balance, June 30, 2022	$(555)	$(11,987)	$(12,542)
There were no material reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2023 and 2022. Additionally, there was no material tax impact on the amounts presented.

7.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases), and finance leases for networking equipment. The Company’s operating leases have remaining lease terms ranging from less than 1 year to 7 years, some of which include options to extend the leases. The Company’s finance leases have remaining lease terms ranging from less than 1 year to 2 years. The Company also subleases a portion of its corporate office spaces. The Company’s subleases have remaining lease terms ranging from 1 year to 7 years. The Company’s sublease income was $0.3 million and $0.2 million for the three months ended June 30, 2023, and 2022, respectively. The Company’s sublease income was $0.6 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.
The components of lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease costs:
Operating lease cost	$6,832	$6,631	$14,033	$13,499
Variable lease cost	3,790	3,463	7,367	6,182
Total operating lease costs	$10,622	$10,094	$21,400	$19,681

Finance lease costs:
Amortization of assets under finance lease	$3,619	$3,818	$7,242	$7,080
Interest	367	650	806	1,241
Total finance lease costs	$3,986	$4,468	$8,048	$8,321
The short-term lease costs were not material for three and six months ended June 30, 2023, and 2022. The Company did not recognize any material impairment on its operating lease right-of-use assets for either of the three and six months ended June 30, 2023, and 2022.

	As of June 30,	As of December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years):
Operating leases	3.81	4.09
Finance leases	1.34	1.74

Weighted Average Discount Rate:
Operating leases	5.74%	5.36%
Finance leases	4.70%	4.73%

Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2023	$13,278	$14,278
2024	20,616	14,282
2025	17,957	1,618
2026	16,620	—
2027	9,619	—
Thereafter	2,935	—
Total future minimum lease payments	$81,025	$30,178
Less: imputed interest	(8,491)	(919)
Total liability	$72,534	$29,259
As of June 30, 2023, the Company has undiscounted commitments of $0.5 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in the third quarter of 2023 with lease terms of 2 years.

8.     Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2023 are as follows:

Six months ended June 30, 2023
(in thousands)
Balance as of December 31, 2022	$670,185
Foreign currency translation and other adjustments	171
Balance as of June 30, 2023	$670,356
The Company did not record an impairment charge on goodwill during both the three and six months ended June 30, 2023 or 2022.
Intangible Assets, net
As of June 30, 2023 and December 31, 2022, the Company’s intangible assets consisted of the following:

	As of June 30, 2023			As of December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,860	$(24,028)	$45,832	$69,860	$(19,582)	$50,278
Developed technology	50,130	(27,396)	22,734	50,130	(22,367)	27,763
Trade names	3,910	(3,190)	720	3,910	(2,564)	1,346
Internet protocol addresses	4,984	(1,720)	3,264	4,984	(1,471)	3,513
Backlog	$—	$—	$—	$2,200	$(2,200)	$—
Total intangible assets	$128,884	$(56,334)	$72,550	$131,084	$(48,184)	$82,900
The Company’s customer relationships, developed technology, trade names, backlog and Internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $5.2 million and $5.3 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $10.4 million and $10.6 million for the six months ended June 30, 2023 and 2022, respectively.
The Company did not purchase any intangible assets during both the three and six months ended June 30, 2023 and 2022. The Company did not record any impairment charges on its intangible assets during both the three and six months ended June 30, 2023 and 2022.
The expected amortization expense of intangible assets subject to amortization as of June 30, 2023 is as follows:

As of June 30, 2023
(in thousands)
Remainder of 2023	$10,075
2024	19,599
2025	16,976
2026	9,193
2027	9,051
Thereafter	7,656
Total	$72,550
9.     Debt Instruments
Senior Secured Credit Facilities Agreement
On February 16, 2021, the Company entered into a Senior Secured Credit Facilities Agreement (“Credit Agreement”) with the lenders from time to time party thereto (the “Lenders”) and Silicon Valley Bank, as a lender and as administrative agent and collateral agent for the Lenders, for an aggregate commitment amount of $100.0 million with a maturity date of February 16, 2024. The Company recorded $0.6 million of debt issuance costs associated with the Credit Agreement in other assets on the Company’s condensed consolidated balance sheet.

The Credit Agreement originally bore interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. On June 28, 2023, the Company entered into the First Amendment to Credit Agreement with the Lenders and First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, amended the interest rate provisions of the Credit Agreement to replace LIBOR with the Secured Overnight Finance Rate (“SOFR”) as the interest rate benchmark. As amended, the revolving loans bear interest, at the Company’s election, at an annual rate based on SOFR or a base rate. Loans based on SOFR bear interest at a rate per annum equal to SOFR, plus an adjustment of 0.10%, plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Loans based on the base rate bear interest at a rate per annum equal to the base rate plus 0.75% to 1.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement.

Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. In addition, the Company’s Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if the Company’s consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. The Credit Agreement requires the Company to comply with various affirmative and negative covenants, and contains customary events of default.

As of June 30, 2023, the Company was in compliance with all of the Credit Agreement’s covenants. During the three and six months ended June 30, 2023 and 2022, no amounts were drawn down on the Credit Agreement. As of June 30, 2023 and December 31, 2022, no amounts were outstanding under the Credit Agreement.

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
The Company may not redeem the Notes prior to March 20, 2024. On or after March 20, 2024, the Company may redeem for cash, all or any portion of the Notes, at the Company’s option, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is provided for the Notes.
Holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price, as defined in the indenture agreement governing the Note filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2021, per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 9.7272 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $102.80 per share of common stock. The conversion rate is subject to adjustment as described in the indenture governing the Notes but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date of the Notes or if the Company delivers a notice of redemption in respect of the Notes, the Company will, in certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes, in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
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
As of June 30, 2023, the conversion conditions had not been met and therefore the Notes were not yet convertible.
On May 25, 2022, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase (the “Repurchases”) approximately $235.0 million aggregate principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million. The Repurchases closed on May 31, 2022. The Repurchases were accounted for as a debt extinguishment that resulted in a net gain of $54.4 million, which was recorded as non-operating income on the Company’s condensed consolidated statement of operations in the three and six months ended June 30, 2022.
On May 9, 2023, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase approximately $236.4 million aggregate principal amount of the Notes for approximately $195.7 million and transaction costs of $1.2 million. The Repurchases closed on May 15, 2023. The Repurchases were accounted for as a debt extinguishment that resulted in a net gain of $36.8 million, which was recorded as non-operating income on the Company’s condensed consolidated statement of operations in the three and six months ended June 30, 2023.
The following table reflects the carrying values of the debt agreements as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)	(in thousands)
Convertible Senior notes (effective interest rate of 0.38%)
Principal amount	$477,390	$713,753
Less: unamortized debt issuance costs	(5,021)	(9,043)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$472,369	$704,710
For the three months ended June 30, 2023 and 2022, interest expense related to the Company’s debt obligations was $0.9 million and $0.9 million, respectively. For the six months ended June 30, 2023 and 2022, interest expense related to the Company’s debt obligations was $1.6 million and $1.9 million, respectively. As of June 30, 2023 and December 31, 2022, the total estimated fair value of the Notes were $393.6 million and $517.5 million, respectively.
10.     Commitments and Contingencies
Purchase Commitments
As of June 30, 2023, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, Internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.

Aside from the Company’s finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 7—Leases, the minimum future commitments related to its purchase commitments as of June 30, 2023 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
Remainder of 2023	$18,832	$8,131	$26,963
2024	15,639	4,785	20,424
2025	368	1,151	1,519
2026	210	131	341
2027	111	—	111
Thereafter	40	—	40
Total	$35,200	$14,198	$49,398
Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company’s operations. The Company is subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, the Company has not billed or collected these taxes and, in accordance with GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, the Company has recorded a liability of $4.5 million and $7.6 million as of June 30, 2023 and December 31, 2022, respectively. These estimates are based on several key assumptions, including the taxability of the Company’s products, the jurisdictions in which the Company believes it has nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge the Company’s assumptions and analysis, its actual exposure could differ materially from its current estimates.
Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material effect on the Company’s business, results of operations, financial condition, or cash flows. As of June 30, 2023, the Company has not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
Indemnification
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with its provision of its services. Generally, these obligations are limited to claims relating to infringement of a patent, copyright, or other intellectual property right, breach of the Company’s security or data protection obligations, or its negligence, willful misconduct, or violation of law. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally for the duration of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third-party claims relating to the Company’s services and could limit its exposure in that respect.
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
11.     Stockholders' Equity
Equity Incentive Plans
The Company maintains four equity incentive plans: the 2019 Equity Incentive Plan (the “2019 Plan”), 2011 Equity Incentive Plan (“2011 Plan”), Employee Stock Purchase Plan and the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”). The 2019 Plan became effective in May 2019 and replaced the 2011 Plan. The Company’s 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards, performance-based stock awards (“PSUs”), and other forms of equity compensation, which are collectively referred to as stock awards to its employees, directors, and consultants. The Signal Plan includes 251,754 registered shares which can be exercised to purchase shares of Fastly’s Class A common stock (“common stock”).
As of June 30, 2023 and December 31, 2022, there were 10.2 million and 9.6 million shares of common stock available for issuance under the 2019 Plan, respectively. As of June 30, 2023 and December 31, 2022, 129.0 million and 124.3 million shares of common stock were issued and outstanding, respectively.
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
The following table summarizes stock option activity during the six months ended June 30, 2023:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2022	2,443	6.01	4.7	$7,674
Granted	—	—
Exercised	(121)	7.24
Cancelled/forfeited	(42)	8.20
Outstanding at June 30, 2023	2,280	5.97	4.2	$22,971
Vested and exercisable at June 30, 2023	2,269	5.86	4.1	$22,957
During the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense from stock options of approximately $0.4 million and $1.4 million, respectively.
During the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense from stock options of approximately $1.1 million and $3.1 million, respectively.
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

The following table summarizes RSU activity during the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2022	11,990	$20.10
Granted	6,048	15.28
Vested	(3,801)	19.16
Cancelled/forfeited	(927)	23.66
Unvested RSUs as of June 30, 2023	13,310	$17.93
During the three months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense related to RSUs of $27.4 million and $23.3 million, respectively.
During the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense related to RSUs of approximately $51.0 million and $45.1 million, respectively.
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
For the three and six months ended June 30, 2022, the Company recognized in total stock-based compensation expense related to revest shares of $7.4 million and $14.7 million, respectively. The Company did not recognize any stock-based compensation expense related to revest shares for the three and six months ended June 30, 2023 as those awards were fully vested as of December 31, 2022.
Performance-Based Restricted Stock Units (“PSUs”)
Performance stock awards for executive officers (“Executive PSUs”)
In February 2022, pursuant to the Company’s 2019 Equity Incentive Plan, the Company granted certain employees shares of PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2022. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees' requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.
On March 29, 2023, May 4, 2023, and May 30, 2023, pursuant to the Company’s 2019 Equity Incentive Plan, the Company granted certain employees shares of PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2023. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees' requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2022	267	$28.16
Granted	762	15.88
Vested	(73)	28.16
Cancelled/forfeited	(116)	28.16
Nonvested PSUs as of June 30, 2023	840	$17.02
For the three months ended June 30, 2023 and 2022, the Company recognized $1.4 million and $0.5 million of stock-based compensation expense associated with these awards, respectively.
For the six months ended June 30, 2023 and 2022, the Company recognized $1.7 million and $1.1 million of stock-based compensation expense associated with these awards, respectively.
Company-wide Bonus Program (“Bonus Program”)
On February 11, 2022, the Compensation Committee approved a company-wide bonus program, including performance targets, to most of the Company’s employees on active payroll in fiscal year 2022. Shares awarded under the program were paid out in February 2023 in fully vested RSUs and based on the final attainment of Company-wide performance targets which were tied to its operating plan for fiscal year 2022. The Company recognized stock-based compensation expense over the employees requisite service period, based on the final attainment of the Company-wide targets. In February 2023, the Company paid out the bonus liability associated with the 2022 in 1.2 million of restricted stock units, and correspondingly recorded a charge to additional paid-in-capital of $16.6 million.
On March 29, 2023, the Compensation Committee approved a company-wide bonus program, including performance targets, for the current fiscal year to most of the Company’s employees on active payroll in fiscal year 2023. Shares awarded under the program will be in fully vested RSUs and will be based on the final attainment of Company-wide performance targets which are tied to its operating plan for fiscal year 2023. The payout of the 2023 Company-wide bonus program will vary linearly between 50%, 100% and 150% based on the achievement of these targets. Employees are required to be employed through the payout date to earn the awards. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company is recognizing the stock-based compensation expense over the employees requisite service period, based on the expected attainment of the Company-wide targets as of the end of each reporting period.
During the three months ended June 30, 2023 and 2022, the Company recognized $7.0 million and $3.7 million, respectively, of stock-based compensation expense associated with the Bonus Programs, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized $9.0 million and $7.0 million, respectively, of stock-based compensation expense associated with the Bonus Programs.
Market-Based Performance Stock Awards (“MPSUs”)
In September 2022 and January 2023, pursuant to the Company’s 2019 Equity Incentive Plan, the Company granted certain employees shares of MPSUs, which are to vest upon the satisfaction of the Company’s achievement of specified Fastly common stock price targets during the applicable performance period. In addition, the awards are subject to each recipient’s continuous service through each applicable vest dates.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested MPSUs as of December 31, 2022	2,174	$6.80
Granted	87	—
Vested	—	—
Cancelled/forfeited	(100)	6.88
Nonvested MPSUs as of June 30, 2023	2,161	$6.81
Stock-based compensation expense relating to the MPSUs are recognized using the accelerated attribution method over the derived service period. For the three and six months ended June 30, 2023, the Company recognized $1.8 million and $3.4 million stock-based compensation expense associated with these awards, respectively. The Company did not recognize any stock-based compensation expense related to MPSUs for the three and six months ended June 30, 2022.
Employee Stock Purchase Program (“ESPP”)
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation. The ESPP provides for six-month offering periods, commencing in May and November of each year. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the date of purchase.
During the three months ended June 30, 2023 and 2022 the Company recognized $1.0 million and $0.8 million in stock-based compensation expense related to the ESPP, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized $2.3 million and $1.9 million in stock-based compensation expense related to the ESPP, respectively.
During the three and six months ended June 30, 2023, 0.7 million shares of the Company’s common stock was purchased under the offering period that commenced on November 21, 2022. During the three and six months ended June 30, 2022, 0.3 million shares of the Company’s Class A common stock was purchased under the offering period that commenced on November 21, 2021.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$2,837	$3,188	$5,518	$6,134
Research and development	12,205	13,889	23,686	32,478
Sales and marketing	9,877	10,184	16,582	20,278
General and administrative	12,073	7,717	19,357	16,110
Total stock-based compensation expense	$36,992	$34,978	$65,143	$75,000
For the three months ended June 30, 2023 and 2022, the Company capitalized $1.9 million and $2.1 million of stock-based compensation expense, respectively. For the six months ended June 30, 2023 and 2022, the Company capitalized $3.2 million and $3.5 million of stock-based compensation expense, respectively.
For the three months ended June 30, 2023 and 2022, the Company recognized $7.0 million and $5.3 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program and certain of the Company’s Revest Shares that were modified. For the six months ended June 30, 2023 and 2022, the Company recognized $9.0 million and $15.9 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program and certain of the Company’s Revest Shares that were modified.

12.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(10,704)	$(16,437)	$(55,391)	$(80,701)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,863	121,242	126,648	120,295
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.14)	$(0.44)	$(0.67)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	As of June 30,
	2023	2022
	(in thousands)
Stock options	2,280	2,633
RSUs	13,310	10,872
PSUs	840	297
MPSUs	2,161	37
Shares issuable pursuant to the ESPP	345	44
Convertible senior notes (if-converted)	4,644	7,338
Total	23,580	21,221
The dilution table above excludes RSUs to be awarded under the Company’s 2023 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2024. Refer to Note 11 — Stockholders' Equity for further details on the Company’s 2023 Bonus Program.
13.     Income Taxes
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The Company continues to maintain a full valuation allowance on the Company’s U.S. Federal and state net deferred tax assets. The tax expense for the three and six months ended June 30, 2023 and 2022 was primarily due to foreign tax expense.
In the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of $0.1 million and $0.2 million, respectively. In the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $0.2 million and $0.2 million, respectively.

14.     Information About Revenue and Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3—Revenue for more information on net revenue by geographic area.
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of June 30,	As of December 31,
	2023	2022
	(in thousands)
United States	$169,270	$175,794
All other countries	66,508	73,024
Total long-lived assets	$235,778	$248,818

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
Developers on the Fastly platform have a high degree of flexibility with granular control and real-time visibility, where they can write and deploy code in a serverless environment and push application logic to the edge. Our infrastructure is built for the software-defined future. Our network is powerful, efficient, and flexible, designed to enable us to rapidly scale to meet the needs of the most demanding customers. Our approach to scalable, secure reliability integrates security into multiple layers of development: architecture, engineering, and operations. That’s why we invest in building security into the fabric of our platform, alongside performance. We provide developers and security operations teams with a fast and safe environment to create, build, and run modern applications.
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
Our customers’ ecommerce solutions use Fastly’s edge compute functionality to deliver very low latency customer experiences, including providing better recommendations to their shoppers, converting more shopping carts into sales and executing fast and secure financial transactions. Content streaming organizations leverage Fastly’s platform to deliver content to users around the world and those that livestream gain easy access to enormous edge compute resources for even greater reliability. The range of applications that developers build with our edge cloud platform continues to expand rapidly.

Our mission is to make the Internet a better place where all experiences are fast, safe, and engaging. We want all developers to have the ability to deliver the next transformative digital experience on a global scale. And because big ideas often start small, we love it when developers experiment and iterate on our platform, coming up with exciting new ways to solve today’s complex problems.
For the three months ended June 30, 2023 and 2022, our revenue was $122.8 million and $102.5 million, respectively, an increase of 20%. For the six months ended June 30, 2023 and 2022, our revenue was $240.4 million and $204.9 million, respectively, an increase of 17%.
Our 10 largest customers generated an aggregate of 36% and 33% of our revenue in the trailing 12 months ended June 30, 2023 and 2022, respectively. Our 5 largest customers generated an aggregate of 27% and 24% of our revenue in the trailing 12 months ended June 30, 2023 and 2022, respectively. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 11% of our revenue both in the trailing 12 months ended June 30, 2023 and 2022. For the three months ended June 30, 2023 and 2022, we incurred a net loss of $10.7 million and $16.4 million, respectively. For the six months ended June 30, 2023 and 2022, we incurred a net loss of $55.4 million and $80.7 million, respectively.
We focus our direct selling efforts on expanding our customer’s use of our platform, which includes companies that are exhibiting significant growth. We engage with and support these customers with our field sales representatives, account managers, and technical account managers who focus on customer satisfaction and drive expansion of their usage of our platform and products. These teams work with technical and business leaders to help our customers’ end-users receive the best possible digital experience, while also lowering our customers’ total cost of ownership. These direct selling efforts are reflected by the revenue generated by our enterprise customers. Our Dollar-Based Net Expansion Rate (“DBNER”), Net Retention Rate (“NRR”) and Last-Twelve Months Net Retention Rate (“LTM NRR”) metrics also measure the revenue growth from existing customers attributable to increased usage of our platform and features, and purchase of additional products and services. For additional details on our key metrics, refer to the “Key Business Metrics” section.
Factors Affecting Our Performance
Winning New Customers
We are focused on continuing to attract new customers, including those in diverse vertical markets, and expanding our relationship with existing customers, by enhancing our product experience, investing in technology, and leveraging our partner ecosystem. Our customer base includes large, established enterprises that are undergoing digital transformation and emerging companies spanning a wide array of industries and verticals. Developers within these companies often use and advocate for the adoption of our platform by their companies and promotion across the broader developer community. We will continue to invest in our products and features and developer outreach, leveraging it as a cost-efficient approach to attracting new customers, and our sales and marketing programs, including various online marketing activities as well as targeted account-based advertising.
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
Expanding into New Markets and within Our Existing Customer Base
We aim to continue to add customers from a diverse set of industry verticals through our differentiated platform that offers a broad range of capabilities. By focusing on performance and security, we have an opportunity to continue to add customers from a diverse set of industries.

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
Our ability to retain customers and expand their usage could be impaired for a variety of reasons, including a customer moving to another provider or reducing usage within the term of their contract. Even if our customers expand their usage of our platform, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments. The data localization and cross-border data transfer issues described above also impact current customers' usage of our products and services.
In addition, we cannot be certain what actions the United States or another country’s government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China.
International Expansion
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations. As of both June 30, 2023 and December 31, 2022, our edge network spans across 58 markets and 34 countries that are outside of the United States.
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
We are closely monitoring the unfolding events of the Russian invasion of Ukraine and its global impacts. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. If the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers operating in Russia represented an immaterial portion of our net assets and total consolidated revenue as of the three and six months ended June 30, 2023.
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

Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended June 30, 2023 and 2022, our research and development expenses as a percentage of revenue were 30% and 38%, respectively. For the six months ended June 30, 2023 and 2022, our research and development expenses as a percentage of revenue were 31% and 39%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools to bolster our existing product offerings, by making it easier to innovate at a layer in the Fastly software stack.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our Points of Presence ("POPs"). We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our gross margins and operating results are impacted by these investments. As of June 30, 2023, our global network is located in 79 markets across 35 countries. As we continue to experience growth, we may face challenges managing adequate server capacity in our POPs due to potential component delays, shortages, price increases, hardware efficiencies gained through internal development, or any potential changes in server architecture, including due to technological advances or obsolescence. If we have server asset levels in excess of forecasted network capacity needs, we may need to write-down or write-off server assets. Conversely, if we underestimate network capacity needs, we may in future periods be unable to meet demand and be required to incur higher costs to secure necessary parts and components of our servers.
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

	As of June 30,
	2023	2022
Customer metrics (prior methodology):
Total Customer Count (based on last month revenue)	2,965	2,894
Enterprise Customer Count (based on trailing 12-month revenue)	520	471
Average Enterprise Customer Spend (based on trailing 12-month revenue; in thousands)	$809	$730

Customer metrics (new methodology):
Total Customer Count (based on current quarter revenue)	3,072	3,025
Enterprise Customer Count (based on annualized revenue)	551	499
Average Enterprise Customer Spend (based on annualized current quarter revenue; in thousands)	$818	$742

Other key metrics:
Dollar-Based Net Expansion Rate (“DBNER”)	122.5%	120.0%
Net Retention Rate (“NRR”)	105.5%	127.5%
Last-twelve Months Net Retention Rate (“LTM NRR”)	116.1%	117.3%
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
Our prior methodology by which we calculate total customer count, includes identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the last month of the quarter. As of June 30, 2023 and 2022, we had 2,965 and 2,894 customers, respectively.

Our new methodology by which we calculate total customer count, includes identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the quarter. As of June 30, 2023 and 2022, we had 3,072 and 3,025 customers, respectively.
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

Under our prior methodology, our enterprise customer count is defined as customers with revenue in excess of $100,000 over the trailing 12-month period. As of June 30, 2023, we had 520 of such enterprise customers, which generated 90% of our revenue for the trailing 12 months ended June 30, 2023. As of June 30, 2022, we had 471 of such enterprise customers which generated 88% of our revenue for the trailing 12 months ended June 30, 2022.

Under our new methodology, our enterprise customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of June 30, 2023, we had 551 of such enterprise customers which generated 92% of the total annualized current quarter revenue for our total customers for the period ended June 30, 2023. As of June 30, 2022, we had 499 of such enterprise customers which generated 90% of the total annualized current quarter revenue for our total customers for the period ended June 30, 2022.
Average Enterprise Customer Spend
Our enterprise customers continue to leverage our platform, increasing their spend on our platform and driving our revenue growth year over year. The continued retention and growth of our enterprise customer spend is key to our long-term growth strategy.
Under the prior methodology, our average enterprise customer spend is calculated by taking the sum of the trailing 12-month revenue contributed by enterprise customers, as defined under our prior methodology as customers with revenue in excess of $100,000 over the trailing 12-month period, existing as of June 30, 2023, and dividing that by that same number of enterprise customers as of June 30, 2023. As of June 30, 2023, our average enterprise customer spend under the prior methodology was $809 thousand, as compared to $730 thousand as of June 30, 2022.
Under the new methodology, our average enterprise customer spend is calculated by taking the annualized current quarter revenue contributed by enterprise customers, as defined under our new methodology as customers with annualized current quarter revenue in excess of $100,000, existing as of June 30, 2023, and dividing that by that same number of enterprise customers as of June 30, 2023. As of June 30, 2023, our average enterprise customer spend under the new methodology was $818 thousand, as compared to $742 thousand as of June 30, 2022.
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

We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period (“current period”) by the revenue from the same customers for the same period measured one year prior (“base period”). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended June 30, 2023, we divide (i) revenue, for the trailing 12 months ended June 30, 2023, from customers that entered into a customer agreement on or before June 30, 2022, and that remained customers as of June 30, 2023, by (ii) revenue, for the trailing 12 months ended June 30, 2022, from the same set of customers.
For the trailing 12 months ended June 30, 2023 and 2022 our DBNER was 122.5% and 120.0%, respectively. DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts. We expect our DBNER for individual cohorts to decrease once customers in that cohort have used our platform for more than two years and become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
Net Retention Rate (“NRR”) and Last-Twelve Months Net Retention Rate (“LTM NRR”)
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current” period month) compared to the last month of the same period one year prior (the “prior” period month) and includes revenue contraction due to billing decreases or customer churn and revenue expansion due to billing increases, but excludes revenue from new customers. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the last month of the period ended June 30, 2023 and 2022 our NRR was 105.5% and 127.5%, respectively.
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended June 30, 2023 and 2022 our LTM NRR was 116.1% and 117.3%, respectively.
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

Net Gain on Extinguishment of Debt
Our net gain on extinguishment of debt relates to the partial repurchases of our outstanding senior convertible notes in May 2022 and 2023.
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
Income Taxes
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. The Company currently maintains a full valuation allowance on the Company’s U.S. Federal and state net deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future.
Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$122,831	$102,518	$240,395	$204,900
Cost of revenue	58,617	56,466	115,927	110,381
Gross profit	64,214	46,052	124,468	94,519
Operating expenses:
Research and development	37,421	38,717	74,852	79,154
Sales and marketing	47,797	46,760	92,068	88,240
General and administrative	28,823	29,543	54,650	59,097
Total operating expenses	114,041	115,020	221,570	226,491
Loss from operations	(49,827)	(68,968)	(97,102)	(131,972)
Net gain on extinguishment of debt	36,760	54,391	36,760	54,391
Interest income	4,508	1,502	8,694	2,183
Interest expense	(1,232)	(1,530)	(2,445)	(3,152)
Other expense	(803)	(1,673)	(1,053)	(1,952)
Loss before income tax expense	(10,594)	(16,278)	(55,146)	(80,502)
Income tax expense	110	159	245	199
Net loss attributable to common stockholders	$(10,704)	$(16,437)	$(55,391)	$(80,701)

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	48	55	48	54
Gross profit	52	45	52	46
Operating expenses:
Research and development	30	38	31	39
Sales and marketing	39	46	38	43
General and administrative	23	29	23	29
Total operating expenses	93	112	92	111
Loss from operations	(41)	(67)	(40)	(64)
Net gain on extinguishment of debt	30	53	15	27
Interest income	4	1	4	1
Interest expense	(1)	(1)	(1)	(2)
Other expense	(1)	(2)	—	(1)
Loss before income tax expense	(9)	(16)	(22)	(39)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	(9)%	(16)%	(22)%	(39)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Revenue	$122,831	$102,518	20%	$240,395	$204,900	17%
Revenue was $122.8 million for the three months ended June 30, 2023 compared to $102.5 million for the three months ended June 30, 2022, an increase of $20.3 million, or 20%. Revenue was $240.4 million for the six months ended June 30, 2023 compared to $204.9 million for the six months ended June 30, 2022, an increase of $35.5 million, or 17%. Revenue growth was driven by the further adoption of our edge platform and products. Revenue increases attributed to products from the acquisition of Signal Sciences were $2.1 million and $7.2 million for the three and six months ended June 30, 2023, respectively.
In the three months ended June 30, 2023 and 2022, approximately 95% and 93% of our revenue was driven by usage on our platform, respectively. For the six months ended June 30, 2023 and 2022, approximately 94% and 93% of our revenue was driven by usage on our platform, respectively. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Under the prior methodology, as defined earlier in the 'Key Business Metrics' section, we had 2,965 customers and 520 enterprise customers as of June 30, 2023, compared to 2,894 customers and 471 enterprise customers as of June 30, 2022. This represents an increase of 71, or 2%, in customers and 49, or 10%, in enterprise customers from June 30, 2022.
Under the new methodology, as defined earlier in the 'Key Business Metrics' section, we had 3,072 customers and 551 enterprise customers as of June 30, 2023, compared to 3,025 customers and 499 enterprise customers as of June 30, 2022. This represents an increase of 47, or 2%, in customers and 52, or 10%, in enterprise customers from June 30, 2022.

U.S. revenue was $89.9 million, or 73% of revenue, for the three months ended June 30, 2023, compared to $76.1 million, or 74% of revenue, for the three months ended June 30, 2022. This represents an increase of $13.8 million, or 18%. International revenue was $33.0 million, or 27% of revenue, for the three months ended June 30, 2023, compared to $26.5 million, or 26%, of revenue for the three months ended June 30, 2022. This represents an increase of $6.5 million, or 25%.
U.S. revenue was $175.2 million, or 73% of revenue, for the six months ended June 30, 2023, compared to $151.7 million, or 74% of revenue, for the six months ended June 30, 2022. This represents an increase of $23.6 million, or 16%. International revenue was $65.2 million, or 27% of revenue, for the six months ended June 30, 2023, compared to $53.2 million, or 26%, of revenue for the six months ended June 30, 2022. This represents an increase of $11.9 million, or 22%.
Under the prior methodology, as defined earlier in the 'Key Business Metrics' section, we had 2,024 domestic customers and 941 international customers as of June 30, 2023, and 2,115 domestic customers and 779 international customers as of June 30, 2022. There was a decrease in domestic customers of 91, or 4%, and an increase in international customers of 162, or 21%, compared to June 30, 2022.
Under the new methodology, as defined earlier in the 'Key Business Metrics' section, we had 2,082 domestic customers and 990 international customers as of June 30, 2023, and 2,229 domestic customers and 796 international customers as of June 30, 2022. There was a decrease in domestic customers of 147, or 7%, and an increase in international customers of 194, or 24%, compared to June 30, 2022.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Cost of revenue	$58,617	$56,466	4%	$115,927	$110,381	5%
    Cost of revenue was $58.6 million for the three months ended June 30, 2023 compared to $56.5 million for the three months ended June 30, 2022, an increase of $2.1 million, or 4%. The increase in cost of revenue is a result of an increase in depreciation and amortization of $1.8 million as a result of increased investments in our platform. There was also a $0.5 million increase in spending related to bandwidth costs to support the growth of our business.
Cost of revenue was $115.9 million for the six months ended June 30, 2023, compared to $110.4 million for the six months ended June 30, 2022, an increase of $5.5 million, or 5%. The increase in cost of revenue is a result of an increase in depreciation and amortization of $3.6 million due to increased investments in our platform and a $1.2 million increase in spending related to bandwidth costs to support the growth of our business.

Gross Profit and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Gross profit	$64,214	$46,052	39%	$124,468	$94,519	32%
Gross margin	52%	45%	7%	52%	46%	6%
Gross profit was $64.2 million for the three months ended June 30, 2023 compared to $46.1 million for the three months ended June 30, 2022, an increase of $18.1 million, or 39%. Gross margin was 52% for the three months ended June 30, 2023 compared to 45% for the three months ended June 30, 2022, an increase of 7%. The increase in gross margin was driven by revenue growth due to the further adoption of our edge platform including our revenue from Signal Sciences' products as well as cost savings driven by our improved network efficiency and lower bandwidth costs as a percentage of revenue over time.
Gross profit was $124.5 million for the six months ended June 30, 2023 compared to $94.5 million for the six months ended June 30, 2022, an increase of $30.0 million, or 32%. Gross margin was 52% for the six months ended June 30, 2023 compared to 46% for the six months ended June 30, 2022, an increase of 6%. The increase in gross margin was driven by revenue growth due to the further adoption of our edge platform including our revenue from Signal Sciences' products as well as cost savings driven by our improved network efficiency and lower bandwidth costs as a percentage of revenue over time.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Research and development	$37,421	$38,717	(3)%	$74,852	$79,154	(5)%
Sales and marketing	47,797	46,760	2%	92,068	88,240	4%
General and administrative	28,823	29,543	(2)%	54,650	59,097	(8)%
Total operating expenses	$114,041	$115,020	(1)%	$221,570	$226,491	(2)%
Percentage of revenue:
Research and development	30%	38%	(8)%	31%	39%	(8)%
Sales and marketing	39%	46%	(7)%	38%	43%	(5)%
General and administrative	23%	29%	(6)%	23%	29%	(6)%
Research and development
Research and development expenses were $37.4 million for the three months ended June 30, 2023 compared to $38.7 million for the three months ended June 30, 2022, a decrease of $1.3 million, or 3%. The net decrease is primarily due to a $1.3 million increase in capitalization of costs related to the development of internal-use software, a $1.9 million decrease in stock-based compensation expenses due to restricted stock awards that fully vested in 2022 and an additional $0.8 million decrease in professional service fees. The decrease was partially offset by a $2.5 million increase in personnel related costs, such as salaries and benefits.
Research and development expenses were $74.9 million for the six months ended June 30, 2023 compared to $79.2 million for the six months ended June 30, 2022, a decrease of $4.3 million, or 5%. The decrease is primarily due to a $2.2 million net decrease in stock-based compensation expenses and personnel related costs, driven by expenses related to restricted stock awards that fully vested in 2022. There was also a $2.1 million increase in capitalization of costs related to the development of internal-use software as well as a $1.1 million decrease in professional service fees. The decrease was partially offset by a slight increase of $0.4 million in travel expenses.
Sales and marketing
Sales and marketing expenses were $47.8 million for the three months ended June 30, 2023 compared to $46.8 million for the three months ended June 30, 2022, an increase of $1.0 million, or 2%. The net increase is primarily due to a $1.7 million increase in marketing spend associated with brand campaigns and advertising. The increase was partially offset by a $1.0 million decrease in travel expenses driven by a certain annual sales event being moved into the period ended March 31, 2023.
Sales and marketing expenses were $92.1 million for the six months ended June 30, 2023 compared to $88.2 million for the six months ended June 30, 2022, an increase of $3.9 million, or 4%. The net increase is primarily due to a $4.9 million increase in personnel related costs, such as salaries, sales commissions, and benefits. There was also a $2.1 million increase in marketing spend associated with brand campaigns and advertising. The increase was partially offset by a $3.7 million decrease in stock-based compensation expenses related to restricted stock awards that fully vested in 2022.

General and administrative
General and administrative costs were $28.8 million for the three months ended June 30, 2023 compared to $29.5 million for the three months ended June 30, 2022, a decrease of $0.7 million, or 2%. The net decrease was primarily driven by a $3.9 million decrease in sales tax expenses mainly due to Washington state refund as well as a $2.0 million decrease in professional services fees. There was also a decrease of $2.0 million of acquisition related costs due to the Glitch acquisition in the previous year. This was partially offset by an increase of $4.4 million in stock-based compensation expenses attributed to the function, as well as a $2.1 million increase personnel related costs, such as salaries and benefits.
General and administrative costs were $54.7 million for the six months ended June 30, 2023 compared to $59.1 million for the six months ended June 30, 2022, a decrease of $4.4 million, or 8%. The net decrease was primarily due to a $4.7 million decrease in professional services fees as well as a $4.7 million decrease in sales taxes reserve. There was also a decrease of $2.0 million of acquisition related costs due to the Glitch acquisition in the previous year. This was partially offset by an increase of $3.9 million in stock-based compensation expenses attributed to the function, as well as a $2.7 million increase personnel related costs, such as salaries and benefits.
Net Gain on Extinguishment of Debt

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Net gain on extinguishment of debt	$36,760	$54,391	(32)%	$36,760	$54,391	(32)%
Net gain on extinguishment of debt was $36.8 million for both the three and six months ended June 30, 2023 compared to $54.4 million for both the three and six months ended June 30, 2022, a decrease of $17.6 million, or 32%. We repurchased approximately $236.4 million aggregate principal amount of our outstanding 0% convertible senior unsecured notes due in 2026 at a discount for an aggregate cash repurchase price of approximately $195.7 million in May 2023 compared to the repurchase of $235.0 million aggregate principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million in May 2022.
Other Income and Expense
Interest income

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Interest income	$4,508	$1,502	200%	$8,694	$2,183	298%
Interest income was $4.5 million for the three months ended June 30, 2023 compared to $1.5 million for the three months ended June 30, 2022, an increase of $3.0 million, or 200%. This increase is due to a recent increase in interest rates, impacting our marketable securities portfolio.
Interest income was $8.7 million for the six months ended June 30, 2023 compared to $2.2 million for the six months ended June 30, 2022, an increase of $6.5 million, or 298%. This increase is due to a recent increase in interest rates, impacting our marketable securities portfolio.
Interest expense

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Interest expense	$1,232	$1,530	(19)%	$2,445	$3,152	(22)%
Interest expense was $1.2 million for the three months ended June 30, 2023 compared to $1.5 million for the three months ended June 30, 2022, a decrease of $0.3 million, or 19%. Interest expense decreased slightly from prior year mainly due to repurchase of our outstanding convertible notes in the prior year.

Interest expense was $2.4 million for the six months ended June 30, 2023 compared to $3.2 million for the six months ended June 30, 2022, a decrease of $0.8 million, or 22%. Interest expense decreased slightly from prior year mainly due to our repurchase of our outstanding convertible notes in the prior year.

Other expense

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Other expense	$(803)	$(1,673)	(52)%	$(1,053)	$(1,952)	(46)%
Other expense, net was $0.8 million for the three months ended June 30, 2023 compared to other expense, net of $1.7 million for the three months ended June 30, 2022, a decrease of $0.9 million, or 52%. The decrease is mainly driven by our foreign currency transaction gains between the periods.
Other expense, net was $1.1 million for the six months ended June 30, 2023 compared to other expense, net of $2.0 million for the six months ended June 30, 2022, a decrease of $0.9 million, or 46%. The decrease is mainly driven by our foreign currency transaction gains between the periods.
Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Income tax expense	$110	$159	(31)%	$245	$199	23%
Income tax expense remained relatively flat and was $0.2 million both for the three months ended June 30, 2023 and 2022 and $0.2 million both for the six months ended June 30, 2022. The Company continues to maintain a full valuation allowance and the tax expense for the periods were primarily due to foreign tax expense.

Liquidity and Capital Resources
As of June 30, 2023, we had cash, cash equivalents, and marketable securities and restricted cash totaling $475.4 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. As of June 30, 2023, our marketable securities balance includes $78.0 million of marketable securities that were classified as non-current.
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

Senior Secured Credit Facilities Agreement
On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement (“Credit Agreement”) with the lenders from time to time party thereto (the “Lenders”) and Silicon Valley Bank, as a lender and as administrative agent and collateral agent for the Lenders for an aggregate commitment amount of $100.0 million, with a maturity date of February 16, 2024. The Credit Agreement originally bore interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. On June 28, 2023, the Company entered into the First Amendment to Credit Agreement with the Lenders and First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, amended the interest rate provisions of the Credit Agreement to replace LIBOR with the Secured Overnight Finance Rate (“SOFR”) as the interest rate benchmark. As amended, the revolving loans bear interest, at the Company’s election, at an annual rate based on SOFR or a base rate. Loans based on SOFR bear interest at a rate per annum equal to SOFR, plus an adjustment of 0.10%, plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Loans based on the base rate bear interest at a rate per annual equal to the base rate plus 0.75% to 1.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement.
Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. As of June 30, 2023, we were in compliance with these covenants and we expect to continue to be in compliance for at least the next 12 months. During the three and six months ended June 30, 2023 and 2022, no amounts were drawn down on the Credit Agreement.
Convertible Senior Notes
In March 2021, we issued approximately $948.8 million aggregate principal amount of 0% convertible senior unsecured notes due in 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act.
On May 25, 2022 and May 9, 2023, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase (the “Repurchases”) approximately $235.0 million aggregate outstanding principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million, and approximately $236.4 million aggregate principal amount of the Notes for an aggregate cash repurchase price of approximately $195.7 million, respectively. The Repurchases closed on May 31, 2022 and May 15, 2023, respectively
The remaining Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased.
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Six months ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$16,129	$(29,870)
Net cash provided by investing activities	$324,508	$101,635
Net cash used in financing activities	$(210,871)	$(175,747)
Cash Flows from Operating Activities
For the six months ended June 30, 2023, cash used in operating activities was $16.1 million, consisting primarily of our net loss of $55.4 million, adjusted for non-cash items of $86.4 million, and net cash flows used in operating assets and liabilities of $14.9 million. The main drivers of the changes in operating assets and liabilities were an increase in other long-term assets of $12.0 million primarily due to an increase in capitalized commissions and an increase of $1.2 million in accrued expenses and other liabilities due to timing of payments and release of accrued bonus. We also had $12.4 million of operating lease payments. This was offset by a net increase in accounts receivable of $10.2 million, primarily due to the growth of our business and the timing of cash receipts from our customers.
For the six months ended June 30, 2022, cash used in operating activities was $29.9 million, consisting primarily of our net loss of $80.7 million, adjusted for non-cash items of $73.0 million, and net cash flows used in operating assets and liabilities of $22.1 million. The main drivers of the changes in operating assets and liabilities were an increase in accounts receivable of $4.1 million primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $6.4 million due to advanced payments for fixed asset and an increase in capitalized commissions, and an increase of $4.8 million in prepaid expenses and other current assets due to pre-payments for SaaS licenses. We also had $12.8 million of operating lease payments. This was offset by a net increase of $6.0 million in accounts payable, accrued expenses, and other liabilities due to the timing of payments.
Cash Flows from Investing Activities
For the six months ended June 30, 2023, cash provided by investing activities was $324.5 million, primarily consisting of $342.9 million of maturities and sales of marketable securities, offset by $10.4 million of additions to capitalized internal-use software and $8.0 million of payments related to purchases of property and equipment to expand our network.
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
Cash Flows from Financing Activities
For the six months ended June 30, 2023, cash used in financing activities was $210.9 million, primarily consisting of $196.9 million used for the debt extinguishment, $15.2 million of finance lease payments and $4.4 million of deferred consideration payment for prior acquisitions . This decrease was partially offset by $0.9 million in proceeds from stock option exercises by our employees and $4.8 million in proceeds from the employee stock purchase plan (“ESPP”).
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
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations for capital expenditures, purchase obligations for contracts with our cloud infrastructure providers, network service providers, and other vendors, and outstanding debt. As of June 30, 2023, we have $18.4 million of total purchase obligations under contracts for capital expenditures. Other than the aforementioned, there have not been any other material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except for those described under Note 7, Note 9, and Note 10 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in “Management’s Discussion and Analysis – Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $475.4 million as of June 30, 2023, which primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our existing lease arrangements. Notwithstanding the recent fluctuations in interest rates, the increase in interest income has not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no other changes in the Company’s internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A.     Risk Factors
Investing in our Class A common stock involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding to invest in our Class A common stock. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, customer growth, results of operations, financial condition, or prospects. Any of these events could cause the trading price of our Class A common stock to decline, which would cause our stockholders to lose all or part of their investment. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
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
•Component delays, shortages or price increases could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers. Our operating results could be materially harmed if we are unable to adequately manage our server needs.*
•Our limited operating history and our history of operating losses makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
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
To grow our business, we must continue to attract new customers, in particular, enterprise customers, and generate revenue from those new customers. To do so, we must successfully convince potential customers of the benefits and the value of our platform. This may require significant and costly sales efforts that are targeted at larger enterprises and senior management of these potential customers. Sales to enterprise customers may involve longer sales cycles as a result of customers requiring considerable time to evaluate our platform, requiring participation in a competitive purchasing process, having more formal processes for approval of purchases, and more complex requirements. These factors significantly impact our ability to add new customers and increase the time, resources, and sophistication required to do so. In addition, numerous other factors, some of which are out of our control, may now or in the future impact our ability to acquire new customers, including potential customers’ commitments to other providers, real or perceived costs of switching to our platform, our failure to expand, retain, and motivate our sales and marketing personnel, our failure to develop or expand relationships with potential customers and channel partners, failure by us to help our customers to successfully deploy our platform, negative media or industry or financial analyst commentary regarding us or our solutions, litigation, and deteriorating general economic conditions. If we fail to attract new customers, particularly enterprise customers, as a result of these and other factors our business will likely be harmed.
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
Our future success also depends in part on our ability to expand our existing customer relationships, in particular, with enterprise customers, by increasing their usage of our platform, selling them additional products and upgrading their existing products. The rate at which our customers increase their usage of our platform and purchase products from us depends on a number of factors, including our ability to grow our platform and maintain the security and availability of it, develop and deliver new features and products, maintain customer satisfaction, general economic conditions and pricing and services offered by our competitors. If our efforts to increase usage of our platform by, or sell new and additional products to, our enterprise customers are not successful, our business would be harmed. In addition, even if our largest customers increase their usage of our platform, we cannot guarantee that they will maintain those usage levels for any meaningful period of time. In addition, because many of our products endeavor to deliver increased efficiency and functionality, the successful sale of a new or additional product to an existing customer could result in a reduction of the customer’s overall usage of our platform.
We receive a substantial portion of our revenues from a limited number of customers from a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.
Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 36% and 33% of our revenue in the trailing 12 months ended June 30, 2023 and 2022, respectively. Our 5 largest customers generated an aggregate of 27% and 24% of our revenue in the trailing 12 months ended June 30, 2023 and 2022, respectively. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 11% of our revenue both in the trailing 12 months ended June 30, 2023 and 2022. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ business may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision-making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
Component delays, shortages or price increases could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers. Our operating results could be materially harmed if we are unable to adequately manage our server needs.*
Our business is dependent upon the timely supply of certain parts and components to construct our servers. We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components, including pricing changes as a result of inflationary pressures. The COVID-19 pandemic has resulted in disruptions and delays for these components and the delivery and installation of such components at our colocation facilities, in addition to pricing increases. If our supply of certain components is further disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components has in the past and may in the future limit capacity expansion or replacement of defective or obsolete equipment, or cause other constraints on our operations that could damage our customer relationships and harm our business.
To ensure adequate supply of parts and components, we must forecast server needs and expenses and place orders sufficiently in advance with our suppliers based on estimates of future demand for network capacity. As we continue to experience growth, we may face challenges managing adequate server capacity due to potential component delays, shortages, price increases, hardware efficiencies gained through internal development, or any potential changes in server architecture including due to technological advances or obsolescence. We may incur charges in future periods related to server management or incorrectly forecast our network capacity needs in future periods. If we have excess server capacity, we may need to write-down or write-off server assets, which may materially harm our operating results. Conversely, if we underestimate network capacity needs, we may in future periods be unable to meet demand and be required to incur higher costs to secure necessary parts and components, which could adversely affect our customer relationships and harm our business.
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
We generated a net loss of $10.7 million and $55.4 million for the three and six months ended June 30, 2023, and as of June 30, 2023, we had an accumulated deficit of $757.1 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past and will continue to face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
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
Further, it is possible that there could be a loss of our existing or any acquired company’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining any company’s operations with ours in order to realize the anticipated benefits of the acquisition so the combined company performs as the parties hope:
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
Moreover, our partners’ business partners may not completely align with our core values and therefore may do business with companies that we otherwise would not do business with. Our association with these companies could damage our brand and reputation and potentially harm our business.
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

Our pricing models subject us to various challenges that could make it difficult for us to derive sufficient value from our customers, and we do not have sufficient history with our pricing models to accurately predict the optimal pricing necessary to attract new customers and retain existing customers.*
We generally charge our customers for their usage of our platform based on the combined total usage, as well as the features and functionality enabled. Additionally, once our product is purchased, customers can also buy a combination of our add-on products. We do not know whether our current or potential customers or the market in general will continue to accept this pricing model going forward and, if it fails to gain acceptance, our business could be harmed. We also generally purchase bandwidth from Internet service providers and server colocation space from third parties based on expected usage from our customers. Moreover, if our customers use our platform in a manner that is inconsistent with how we have purchased bandwidth, servers, and colocation space, our business could be harmed.
We have limited experience with respect to determining the optimal prices for our products and, as a result, we have in the past changed our pricing model and expect that we may need to do so in the future, including as a result of inflationary pressures. In addition, we recently rolled out the option for customers to purchase product packages with single price points and set limits on usage. We do not charge for overages on these single price point product packages. We do not know whether our current or potential customers will accept these packages or the impact these packages will have on our existing usage-based pricing model. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
We have experienced growth in various aspects of our business in prior periods. For example, for the three months ended June 30, 2023, and June 30, 2022, our revenue was $122.8 million, and $102.5 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. For example, from December 31, 2021 to December 31, 2022, our edge network increased from 51 to 58 markets and from 31 to 34 countries that are outside of the United States. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
•acquisitions or strategic investments;
•international expansion; and
•general administration, including legal and accounting expenses associated with being a public company.
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
We may need to engage in equity or debt financings to secure additional funds, in particular if we are required to repay our outstanding convertible notes in cash. Additional financing may not be available on favorable terms, if at all, and any additional financing will need to be in compliance with the terms of our Credit Agreement with the lenders from time to time party thereto and First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank) (as amended, restated, amended and restated, supplemented, restructured or otherwise modified from time to time, the “Credit Agreement”).

We originally entered into our Credit Agreement with Silicon Valley Bank in 2021. On March 10, 2023, Silicon Valley Bank was announced as closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as a receiver. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of Silicon Valley Bank’s deposits and loans as of March 27, 2023. Following that transaction, the credit facility remains available subject to the same terms and conditions as before. However, there can be no assurances that the closure of Silicon Valley Bank or any related impacts across the financial services industry will not adversely affect our ability to access the funds available under the Credit Agreement.

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
We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our platform. For example, we have some customers who increase their usage and requests when they need more capacity during busy periods, especially in the fourth quarter of the year, and then subsequently scale back. Our customers host certain large-scale events, such as sporting events or coverage of major elections, increasing their usage on a seasonal or one-time basis which can cause revenue to fluctuate between the periods in which these events occur and subsequent periods. Since we have built our network to handle seasonal capacity fluctuations, we may not be able to reduce our capacity in a timely manner, and as such sustain more costs. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future, particularly as we expand our sales to larger enterprises. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. Additionally, we do not have sufficient experience in selling certain of our products to determine if demand for these products is, or will be, subject to material seasonality.
Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For both the three and six months ended June 30, 2023, the percentage of revenue generated from customers outside the United States was 27% of our total revenue. As of June 30, 2023, our edge network spans across 58 markets and 34 countries that are outside of the United States. Additionally, we have employees located throughout the world. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of June 30, 2023, approximately 21% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
Our Credit Agreement contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, grant liens, pay dividends and make distributions, transfer property, make investments, and take other actions that may otherwise be in our best interests. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1:75 to 1:00 on the last day of any fiscal quarter. Our ability to meet these financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. In addition, a breach of a covenant under our Credit Agreement or any other current or future credit facility of ours may result in a cross-default under any such separate credit facility. If we seek to enter into one or more additional credit facilities in the future, we may not be able to obtain debt financing on terms that are favorable to us, if at all.

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
In the United States, federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the FTC Act), and other similar laws (e.g., wiretapping laws). Domestically, states have also begun to introduce more comprehensive privacy and data security legislation, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA also allows for statutory fines for noncompliance (up to $7,500 per violation), as well as a private right of action for individuals affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new agency to implement and enforce the law.

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
Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer information across jurisdictions. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal information to the United States and other countries whose privacy and data security laws are generally believed to be inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border personal information transfer laws. Although there are currently various mechanisms that may be used to lawfully transfer personal information to the United States, such as the standard contractual clauses for transfers from the EEA and UK, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States or elsewhere. Certain countries outside Europe (e.g., Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal information across borders, any of which could increase the cost and complexity of doing business.
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
In January 2018, the Federal Communications Commission, or the FCC, repealed the “network neutrality” rules adopted during the Obama Administration, which barred Internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the United States Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. Petitions for reconsideration of this decision are pending. President Biden supported restoration of the network neutrality rules during his Presidential campaign and in a July 2021 Executive Order, and such action is supported by the current Democratic FCC commissioners. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect, as has a similar law in Vermont, but a challenge to the Vermont law remains pending and has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.
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
Our net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under United States tax law. For U.S. federal income tax purposes, our NOLs generated in tax years beginning before January 1, 2018 are permitted to be carried forward for 20 years. Our U.S. federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for tax years beginning after December 31, 2020, our use of such federal NOLs generally is limited to 80% of such year’s taxable income, computed without regard to the NOL deduction and certain other deductions. It is uncertain if, and to what extent, various states will conform to these limitations on the use of federal NOLs.
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
The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.*
On July 27, 2017, the Financial Conduct Authority (the “FCA”), the authority that regulates LIBOR, announced that after December 31, 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and the FCA announced that all LIBOR settings would either cease to be provided by any administrator, or would no longer be representative, immediately after December 31, 2021 for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings. On June 28, 2023, we entered into the First Amendment to Credit Agreement with the Lenders and First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as a lender and as administrative agent and collateral agent for the Lenders to, among other things, amend the interest rate provisions to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark. The shift to SOFR from LIBOR is complex and may adversely affect our business, financial condition, results of operations, liquidity, and cash flows.
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

Risks Related to Ownership of Our Class A Common Stock
Our stock price may be volatile, and the value of our Class A common stock may decline.*
Historically, our stock price has been volatile. During the year ended December 31, 2022, our stock traded as high as $36.61 per share and as low as $7.15 per share, and from January 1, 2023 to August 1, 2023, our stock price has ranged from $19.98 per share to $7.97 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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

We may not have the ability to raise the funds necessary to repay or settle conversions of the Notes in whole or in part in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.*
In March 2021, we entered into a purchase agreement for the sale of an aggregate of $948.8 million principal amount of our 0% convertible senior notes due 2026 (the “Notes”). On May 25, 2022 and May 9, 2023, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase (the “Repurchases”) approximately $235.0 million aggregate outstanding principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million, and approximately $236.4 million aggregate principal amount of the Notes for an aggregate cash repurchase price of approximately $195.7 million, respectively. The Repurchases closed on May 31, 2022 and May 15, 2023, respectively. The remaining Notes of $477.4 million will mature on March 15, 2026, unless earlier converted, redeemed or repurchased. Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, as described in the indenture governing the Notes. If our stock price is lower than the conversion price of the Notes on maturity, the holders of our Notes will likely not convert and we will have to repay those Notes in cash. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted as described in the indenture governing the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to repay or make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Such acceleration could result in our bankruptcy. In a bankruptcy, the holders of the Notes would have a claim to our assets that is senior to the claims of our equity holders.
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
Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. For example, we may issue approximately 5 million shares of our Class A common stock if the Notes convert, subject to customary anti-dilution adjustments. In addition, we may need to secure additional funds for our existing debt obligations, including repayment of the Notes. We may sell Class A common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.
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
As of June 30, 2023, we have outstanding a total of 129 million shares of Class A common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026.
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
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements

During the Company’s last fiscal quarter, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Christopher Paisley, Director (1)	Adoption	5/23/2023	X	—	16,000	—	8/30/2024
Artur Bergman, Chief Architect and Director (2)	Adoption	6/6/2023	X	—	1,919,943	—	8/23/2024

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Christopher Paisley, a member of the Board of Directors, entered into a Rule 10b5-1 Plan on May 23, 2023. Mr Paisley’s plan provides for the potential exercise of vested stock options and the associated sale of up to 16,000 shares of the Company’s Class A Common Stock. The plan expires on August 30, 2024, or upon the earlier completion of all authorized transactions under the plan.
(2) Artur Bergman, Chief Architect and a member of the Board of Directors, entered into a Rule 10b5-1 Plan on June 6, 2023. Mr. Bergman’s plan provides for the potential sale of up to 1,919,943 shares of the Company’s Class A Common Stock; provided, however, because certain of Mr. Bergman’s planned sale amounts are equal to a designated percentage of the net number of shares resulting from RSUs vesting, of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, the maximum number of shares to be sold may be less. The plan expires on August 23, 2024, or upon the earlier completion of all authorized transactions under the plan.

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
10.2
First Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of June 28, 2023.
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

FASTLY, INC.

August 2, 2023	By:	/s/ Todd Nightingale
Todd Nightingale Chief Executive Officer (Principal Executive Officer)

August 2, 2023	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)