Form 10-Q
period 2023-09-30
Fastly, Inc.
filed 2023-11-03
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 27, 2023, 130.8 million shares of the registrants’ Class A common stock were outstanding.

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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.fastly.com/investors), our filings with the Securities and Exchange Commission, our corporate X (formerly known as Twitter) account (@Fastly), our blog (www.fastly.com/blog), webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about us, our products, and other issues. It is possible that the information that we make available on these mediums may be deemed to be material information. We therefore encourage investors and others interested in us to review the information that we make available through these channels.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$270,300	$143,391
Marketable securities, current	158,055	374,581
Accounts receivable, net of allowance for credit losses of $6,340 and $5,029 as of September 30, 2023 and December 31, 2022, respectively	98,622	89,578
Prepaid expenses and other current assets	24,481	28,933
Total current assets	551,458	636,483
Property and equipment, net	171,914	180,378
Operating lease right-of-use assets, net	52,927	68,440
Goodwill	670,356	670,185
Intangible assets, net	67,375	82,900
Marketable securities, non-current	32,280	165,105
Other assets	94,353	92,622
Total assets	$1,640,663	$1,896,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,723	$4,786
Accrued expenses	56,595	61,161
Finance lease liabilities, current	19,250	28,954
Operating lease liabilities, current	21,533	23,026
Other current liabilities	40,234	34,394
Total current liabilities	143,335	152,321
Long-term debt	472,823	704,710
Finance lease liabilities, non-current	3,860	15,507
Operating lease liabilities, non-current	47,775	61,341
Other long-term liabilities	4,298	7,076
Total liabilities	672,091	940,955
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	1,781,870	1,666,106
Accumulated other comprehensive loss	(1,934)	(9,286)
Accumulated deficit	(811,366)	(701,664)
Total stockholders’ equity	968,572	955,158
Total liabilities and stockholders’ equity	$1,640,663	$1,896,113

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$127,816	$108,504	$368,211	$313,404
Cost of revenue	61,730	55,825	177,657	166,206
Gross profit	66,086	52,679	190,554	147,198
Operating expenses:
Research and development	39,068	38,957	113,920	118,111
Sales and marketing	51,043	47,006	143,111	135,246
General and administrative	30,001	32,481	84,651	91,578
Impairment expense	4,316	—	4,316	—
Total operating expenses	124,428	118,444	345,998	344,935
Loss from operations	(58,342)	(65,765)	(155,444)	(197,737)
Net gain on extinguishment of debt	—	—	36,760	54,391
Interest income	4,908	1,967	13,602	4,150
Interest expense	(862)	(1,381)	(3,307)	(4,533)
Other income (expense), net	(16)	1,877	(1,069)	(75)
Loss before income tax expense	(54,312)	(63,302)	(109,458)	(143,804)
Income tax expense (benefit)	(1)	118	244	317
Net loss	$(54,311)	$(63,420)	$(109,702)	$(144,121)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.52)	$(0.86)	$(1.19)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	129,873	122,339	127,735	121,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(54,311)	$(63,420)	$(109,702)	$(144,121)
Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	(22)	550	(192)
Gain (loss) on investments in available-for-sale-securities	1,226	(114)	6,802	(9,859)
Total other comprehensive income (loss)	$1,218	$(136)	$7,352	$(10,051)
Comprehensive loss	$(53,093)	$(63,556)	$(102,350)	$(154,172)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	129,027	$2	$1,747,959	$(3,152)	$(757,055)	$987,754
Exercise of vested stock options	144	—	1,137	—	—	1,137
Vesting of restricted stock units	1,511	—	—	—	—	—
Stock-based compensation	—	—	32,774	—	—	32,774
Net loss	—	—	—	—	(54,311)	(54,311)
Other comprehensive income	—	—	—	1,218	—	1,218
Balance at September 30, 2023	130,682	$2	$1,781,870	$(1,934)	$(811,366)	$968,572

	Three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	121,885	$2	$1,597,869	$(12,542)	$(591,591)	$993,738
Exercise of vested stock options	88	—	555	—	—	555
Vesting of restricted stock units	835	—	—	—	—	—
Issuance of restricted stock awards	37	—	—	—	—	—
Stock-based compensation	—	—	36,242	—	—	36,242
Net loss	—	—	—	—	(63,420)	(63,420)
Other comprehensive loss	—	—	—	(136)	—	(136)
Balance at September 30, 2022	122,845	$2	$1,634,666	$(12,678)	$(655,011)	$966,979

	Nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	124,336	$2	$1,666,106	$(9,286)	$(701,664)	$955,158
Exercise of vested stock options	265	—	2,008	—	—	2,008
Vesting of restricted stock units	4,191	—	—	—	—	—
Issuance of restricted stock units related to bonus program	1,193	—	16,599	—	—	16,599
Shares issued under ESPP	697	—	4,977	—	—	4,977
Stock-based compensation	—	—	92,180	—	—	92,180
Net loss	—	—	—	—	(109,702)	(109,702)
Other comprehensive income	—	—	—	7,352	—	7,352
Balance at September 30, 2023	130,682	$2	$1,781,870	$(1,934)	$(811,366)	$968,572

	Nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	118,811	$2	$1,527,468	$(2,627)	$(510,890)	$1,013,953
Exercise of vested stock options	1,712	—	5,324	—	—	5,324
Vesting of restricted stock units	1,918	—	—	—	—	—
Issuance of restricted stock awards	112	—	—	—	—	—
Shares issued under ESPP	292	—	2,962	—	—	2,962
Stock-based compensation	—	—	98,912	—	—	98,912
Net loss	—	—	—	—	(144,121)	(144,121)
Other comprehensive loss	—	—	—	(10,051)	—	(10,051)
Balance at September 30, 2022	122,845	$2	$1,634,666	$(12,678)	$(655,011)	$966,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(109,702)	$(144,121)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	38,015	31,248
Amortization of intangible assets	15,525	16,114
Non-cash lease expense	17,227	19,655
Amortization of debt discount and issuance costs	2,020	2,454
Amortization of deferred contract costs	11,253	6,020
Stock-based compensation	100,856	114,378
Provision for credit losses	1,311	1,782
Loss on disposals of property and equipment	505	854
Amortization and accretion of discounts and premiums on investments	344	2,622
Impairment of operating lease right-of-use assets	588	—
Impairment expense	4,316	—
Net gain on extinguishment of debt	(36,760)	(54,391)
Other adjustments	(257)	(292)
Changes in operating assets and liabilities:
Accounts receivable	(10,355)	(10,071)
Prepaid expenses and other current assets	4,602	(5,787)
Other assets	(16,269)	(19,904)
Accounts payable	1,258	(3,457)
Accrued expenses	(6,253)	4,490
Operating lease liabilities	(16,937)	(18,443)
Other liabilities	6,452	(655)
Net cash provided by (used in) operating activities	7,739	(57,504)
Cash flows from investing activities:
Purchases of marketable securities	(73,091)	(355,479)
Sales of marketable securities	775	161,853
Maturities of marketable securities	428,125	440,737
Business acquisitions, net of cash acquired	—	(27,745)
Advance payment for purchase of property and equipment	—	(31,274)
Purchases of property and equipment	(8,283)	(11,446)
Proceeds from sale of property and equipment	49	366
Capitalized internal-use software	(15,390)	(13,856)
Net cash provided by investing activities	332,185	163,156
Cash flows from financing activities:
Cash paid for debt extinguishment	(196,934)	(177,082)
Repayments of finance lease liabilities	(21,243)	(18,105)
Cash received for restricted stock sold in advance of vesting conditions	—	10,655
Cash paid for early sale of restricted shares	—	(10,655)
Payment of deferred consideration for business acquisitions	(4,393)	—
Proceeds from exercise of vested stock options	2,008	5,324
Proceeds from employee stock purchase plan	7,009	5,726
Net cash used in financing activities	(213,553)	(184,137)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	538	(429)
Net increase in cash, cash equivalents, and restricted cash	126,909	(78,914)
Cash, cash equivalents, and restricted cash at beginning of period	143,541	166,961
Cash, cash equivalents, and restricted cash at end of period	$270,450	$88,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Nine months ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,286	$1,969
Cash paid for income taxes, net of refunds received	$369	$225
Cash paid for finance lease interest	$1,103	$—
Property and equipment additions not yet paid in cash	$519	$8,497
Stock-based compensation capitalized to internal-use software	$6,912	$6,034
Assets obtained in exchange for operating lease obligations	$1,324	$28,788
Assets obtained in exchange for finance lease obligations	$—	$23,521
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$(978)	$3,132
Purchase consideration associated with business combination, accrued but not paid	$—	$8,000
Costs associated with business combination, accrued but not paid	$—	$30
Deployments of prepaid capital equipment	$1,664	$926

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$270,300	$87,897
Restricted cash, current	150	150
Total cash, cash equivalents, and restricted cash	$270,450	$88,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customers' applications as close to their end users as possible. As of September 30, 2023, the Company’s edge network spans across 79 markets around the world. The Company was incorporated in Delaware in 2011 and is headquartered in San Francisco, California.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, internal-use software development costs, the incremental borrowing rate related to the Company’s lease liabilities, fair value of assets acquired and liabilities assumed during business combinations, useful lives of acquired intangible assets and property and equipment, fair value of the Company’s long-lived assets as well as reporting unit, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies as compared to those described in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recently Adopted and Issued Accounting Pronouncements
The Company has not adopted any new accounting pronouncements in the three and nine months ended September 30, 2023. Other recently issued accounting pronouncements are not expected to have a material impact on its condensed consolidated financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable.
The Company’s cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions that the Company believes to be of high credit standing. The primary focus of its investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. While the Company has not experienced any losses in such accounts and the Company has historically maintained its cash in multiple financial institutions, the failure of Silicon Valley Bank (“SVB”) in March 2023, at which the Company held cash and cash equivalents in multiple accounts, exposed the Company to limited credit risk prior to the completion by the Federal Deposit Insurance Corporation (“FDIC”) of the resolution of SVB in a manner that fully protected all depositors.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. In the three and nine months ended September 30, 2023, one single customer accounted for 12% and 9% of the Company's revenue, respectively. This customer also accounted for 16% of the Company's accounts receivable balance as of September 30, 2023. This customer, along with another affiliated customer, are business units of a single company in the streaming entertainment space and generated an aggregate amount of 14% and 11% of the Company’s revenue for the three and nine months ended September 30, 2023, respectively. The same affiliated customers accounted for an aggregate amount of 20% of the Company’s accounts receivable balance as of September 30, 2023.

In the three and nine months ended September 30, 2022, no single customer accounted for more than 10% of the Company's revenue. The same affiliated customers, as referenced earlier on in the paragraph above, accounted for an aggregated amount of 12% and 11% of the Company's revenue, for the three and nine months ended September 30, 2022, respectively. The same affiliated customers accounted for an aggregate amount of 15% of the Company’s accounts receivable balance as of December 31, 2022. As of December 31, 2022, no single customer accounted for more than 10% of the total accounts receivable balance.
3.     Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for both the three and nine months ended September 30, 2023 and September 30, 2022. The following table presents the Company’s net revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
United States	$93,422	$80,173	$268,660	$231,838
Asia Pacific	18,935	14,365	52,633	38,954
Europe	10,493	9,536	31,877	28,131
All other	4,966	4,430	15,041	14,481
Total revenue	$127,816	$108,504	$368,211	$313,404

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
Under the prior methodology, enterprise customers is defined as customers with revenue in excess of $100,000 over the trailing 12-month period. The following table presents the Company’s net revenue for enterprise and non-enterprise customers based on the prior methodology:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Enterprise customers	$116,193	$97,265	$333,445	$279,619
Non-enterprise customers	11,623	11,239	34,766	33,785
Total revenue	$127,816	$108,504	$368,211	$313,404
Under the new methodology, enterprise customers is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the sum of revenue for each customer within the quarter and multiplying it by four. The following table presents the Company's net revenue for enterprise and non-enterprise customers based on the new methodology:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Enterprise customers	$117,327	$98,497	$337,359	$283,621
Non-enterprise customers	10,489	10,007	30,852	29,783
Total revenue	$127,816	$108,504	$368,211	$313,404
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
The following table presents the Company’s contract assets and contract liabilities as of September 30, 2023 and as of December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Contract assets	$409	$19
Contract liabilities	$37,459	$30,544

The following table presents revenue recognized during the three and nine months ended September 30, 2023 and 2022 from amounts included in the contract liability at the beginning of the period:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$12,279	$10,627	$27,616	$23,231
Remaining performance obligations
As of September 30, 2023, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $247.6 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. The Company has elected to not provide certain information about its remaining performance obligations for service contracts with an original contract duration of one year or less. As of September 30, 2023, the Company expects to recognize approximately 82% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.
Costs to obtain a contract
As of September 30, 2023 and December 31, 2022, the Company's costs to obtain contracts were as follows:

	As of September 30,	As of December 31,
	2023	2022
	(in thousands)
Deferred contract costs, net	$60,634	$50,523
During the three months ended September 30, 2023 and 2022, the Company recognized $4.1 million and $2.0 million of amortization related to deferred contract costs, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized $11.3 million and $6.0 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.

4.     Investments and Fair Value Measurements
The Company's total cash, cash equivalents and marketable securities consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents:
Cash	$29,010	$46,516
Money market funds	216,378	96,875
U.S. Treasury securities	$24,912	$—
Total cash and cash equivalents(1)	$270,300	$143,391
Marketable securities:
U.S. Treasury securities	$73,755	$287,988
Corporate notes and bonds	84,300	71,744
Asset-backed securities	—	175
Municipal securities	—	2,221
Foreign government and supranational securities	—	12,453
Total marketable securities, current(2)	$158,055	$374,581
Corporate notes and bonds	31,321	140,949
Asset-backed securities	959	24,156
Total marketable securities, non-current(3)	$32,280	$165,105
Total marketable securities	$190,335	$539,686
Total cash, cash equivalents and marketable securities	$460,635	$683,077
(1) The Company’s cash equivalents include investments with an original maturity date of three months or less.
(2) The Company classifies its marketable securities as current, where it intends to hold the securities for less than 12 months.
(3) The Company classifies its marketable securities are non-current, where it intends to hold the securities for longer than 12 months.

Available-for-Sale Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to available-for-sale securities classified as marketable securities on the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$73,753	$2	$—	$73,755
Corporate notes and bonds	117,470	—	(1,849)	115,621
Asset-backed securities	961	—	(2)	959
Municipal securities	—	—	—	—
Total available-for-sale investments	$192,184	$2	$(1,851)	$190,335

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$291,685	$—	$(3,697)	$287,988
Corporate notes and bonds	217,187	—	(4,494)	212,693
Asset-backed securities	24,617	—	(286)	24,331
Municipal securities	2,322	—	(101)	2,221
Foreign government and supranational securities	12,522	—	(69)	12,453
Total available-for-sale investments	$548,333	$—	$(8,647)	$539,686
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income (loss) into other income during the three and nine months ended September 30, 2023 and 2022. There were 40 securities in a continuous loss position for 12 months or longer as of September 30, 2023 and 76 securities in a continuous loss position for 12 months or longer as of December 31, 2022. Investments are reviewed periodically to identify possible other-than-temporary impairments. For the three and nine months ended September 30, 2023 and 2022, the Company did not record any impairment charges for its marketable debt securities in its condensed consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis. Furthermore, the Company has determined that the decline in fair value of the investment is not due to credit related factors.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$216,378	$—	$—	$216,378
U.S. Treasury securities	$—	$24,912	$—	$24,912
Total cash equivalents	216,378	24,912	—	241,290
Marketable securities:
Corporate notes and bonds	—	115,621	—	115,621
U.S. Treasury securities	—	73,755	—	73,755
Municipal securities	—	—	—	—
Asset-backed securities	—	959	—	959
Foreign government and supranational securities	—	—	—	—
Total marketable securities	—	190,335	—	190,335
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$216,528	$215,247	$—	$431,775

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$96,875	$—	$—	$96,875
Total cash equivalents	96,875	—	—	96,875
Marketable securities:
U.S. Treasury securities	—	287,988	—	287,988
Corporate notes and bonds	—	212,693	—	212,693
Asset-backed securities	—	24,331	—	24,331
Municipal securities	—	2,221	—	2,221
Foreign government and supranational securities	—	12,453	—	12,453
Total marketable securities	—	539,686	—	539,686
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$97,025	$539,686	$—	$636,711
Restricted cash was $0.2 million as of both September 30, 2023 and December 31, 2022. The restricted cash balance consisted of letters of credit related to lease arrangements that were collateralized by the Company’s cash. The amounts as of September 30, 2023 and December 31, 2022, were both classified as current on the Company’s balance sheets.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and nine months ended September 30, 2023 and 2022.
5.     Business Combinations
Glitch, Inc.
On May 18, 2022, the Company acquired 100% of the voting equity interest of Glitch, Inc. (“Glitch”), a software company specializing in developer project management tools, for $34.9 million in cash, of which $8.0 million was held back as security for indemnification claims under the terms of the merger agreement (“Holdback”). During the nine months ended September 30, 2023, $4.1 million of the Holdback was distributed to certain shareholders of Glitch and the remaining will be distributed 24 months following the acquisition closing date. The acquisition expands the Company’s brand awareness within the developer community and bolsters the Company’s existing product offerings by making it easier to innovate at a layer in the Company’s software stack.

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

For both the three months ended September 30, 2023 and 2022, we did not incur any acquisition-related expenses. For the nine months ended September 30, 2023, we did not incur any acquisition-related expenses. For the nine months ended September 30, 2022 we incurred $2.0 million in acquisition-related expenses. The acquired intangible assets have a total weighted average amortization period of 3.6 years.
From the date of the acquisition, the financial results of Glitch have been included in and are not material to the Company’s condensed consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to the condensed consolidated financial statements in any period presented.
6.     Balance Sheet Information
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
	(in thousands)
Computer and networking equipment	$215,330	$225,009
Leasehold improvements	8,565	8,374
Furniture and fixtures	2,055	1,792
Office equipment	1,228	1,176
Internal-use software	88,658	66,488
Property and equipment, gross	$315,836	$302,839
Accumulated depreciation and amortization	(143,922)	(122,461)
Property and equipment, net	$171,914	$180,378
During the three months ended September 30, 2023, the Company recognized an impairment charge of $4.3 million, of which $3.0 million related to property and equipment, net and $1.3 million related to advance payments for the purchase of property and equipment. The write-off was primarily related to excess computer and networking equipment including software the Company does not expect to use and therefore abandoned. Impairment charges are included within impairment expense in the condensed consolidated statements of operations. There were no impairments during the three and nine months ended September 30, 2022.
Depreciation on property and equipment for the three months ended September 30, 2023 and 2022 was approximately $13.1 million and $10.7 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $3.8 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively.
Depreciation on property and equipment for the nine months ended September 30, 2023 and 2022 was approximately $38.0 million and $31.2 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $9.9 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023 and December 31, 2022, the unamortized balance of capitalized internal-use software costs on the Company’s condensed consolidated balance sheets was approximately $57.7 million and $45.5 million, respectively.
The Company leases certain networking equipment from various third parties through equipment finance leases. The Company’s networking equipment assets as of September 30, 2023 and December 31, 2022, included a total of $74.7 million and $77.3 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $36.4 million and $28.1 million as of September 30, 2023 and December 31, 2022, respectively.

Other Assets
Other assets consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
	(in thousands)
Deferred contract costs, net	$60,634	$50,523
Advance payment for purchase of property and equipment	31,516	37,013
Other assets	2,203	5,086
Total other assets	$94,353	$92,622
Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
	(in thousands)
Accrued compensation and related benefits	$17,123	$20,204
Accrued bonus	14,909	15,818
Accrued colocation and bandwidth costs	16,081	10,448
Other tax liabilities	4,811	8,698
Other accrued liabilities	3,671	5,993
Total accrued expenses	$56,595	$61,161
Other Current Liabilities
Other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
	(in thousands)
Deferred revenue	$33,253	$28,047
Accrued computer and networking equipment	1,915	1,467
Holdback payable	3,771	4,013
Other current liabilities	1,295	867
Total other current liabilities	$40,234	$34,394

Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2023 and 2022, components of accumulated other comprehensive (loss) income, net of taxes, were as follows (in thousands):

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2023	$(19)	$(3,133)	$(3,152)
Other comprehensive income	(8)	1,226	1,218
Balance, September 30, 2023	$(27)	$(1,907)	$(1,934)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2022	$(555)	$(11,987)	$(12,542)
Other comprehensive income (loss)	(22)	(114)	(136)
Balance, September 30, 2022	$(577)	$(12,101)	$(12,678)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(577)	$(8,709)	$(9,286)
Other comprehensive income	550	6,802	7,352
Balance, September 30, 2023	$(27)	$(1,907)	$(1,934)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$(385)	$(2,242)	$(2,627)
Other comprehensive income loss	(192)	(9,859)	(10,051)
Balance, September 30, 2022	$(577)	$(12,101)	$(12,678)
There were no material reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2023 and 2022. Additionally, there was no material tax impact on the amounts presented.

7.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases), and finance leases for networking equipment. The Company’s operating leases have remaining lease terms ranging from less than 1 year to 7 years, some of which include options to extend the leases. The Company’s finance leases have remaining lease terms ranging from less than 1 year to 2 years. The Company also subleases a portion of its corporate office spaces. The Company’s subleases have remaining lease terms ranging from 1 year to 7 years. The Company’s sublease income was $0.4 million and $0.2 million for the three months ended September 30, 2023, and 2022, respectively. The Company’s sublease income was $1.0 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.
The components of lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease costs:
Operating lease cost	$6,466	$9,336	$20,499	$23,578
Variable lease cost	4,024	1,456	11,391	8,723
Total operating lease costs	$10,490	$10,792	$31,890	$32,301

Finance lease costs:
Amortization of assets under finance lease	$3,544	$3,717	$10,786	$10,901
Interest	297	602	1,103	1,843
Total finance lease costs	$3,841	$4,319	$11,889	$12,744
The short-term lease costs were not material for three and nine months ended September 30, 2023, and 2022. The Company did not recognize any material impairment on its operating lease right-of-use assets for either of the three and nine months ended September 30, 2023, and 2022.

	As of September 30,	As of December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years):
Operating leases	3.62	4.09
Finance leases	1.16	1.74

Weighted Average Discount Rate:
Operating leases	5.78%	5.36%
Finance leases	4.69%	4.73%

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2023	$8,066	$7,831
2024	22,363	14,282
2025	18,623	1,617
2026	16,856	—
2027	9,580	—
Thereafter	2,921	—
Total future minimum lease payments	$78,409	$23,730
Less: imputed interest	(7,592)	(620)
Total liability	$70,817	$23,110
As of September 30, 2023, the Company has undiscounted commitments of $1.5 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in the fourth quarter of 2023 with lease terms ranging from 2 to 3 years.

8.     Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 are as follows:

Nine months ended September 30, 2023
(in thousands)
Balance as of December 31, 2022	$670,185
Foreign currency translation and other adjustments	171
Balance as of September 30, 2023	$670,356
The Company did not record an impairment charge on goodwill during both the three and nine months ended September 30, 2023 or 2022.
Intangible Assets, net
As of September 30, 2023 and December 31, 2022, the Company’s intangible assets consisted of the following:

	As of September 30, 2023			As of December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,860	$(26,250)	$43,610	$69,860	$(19,582)	$50,278
Developed technology	50,130	(29,910)	20,220	50,130	(22,367)	27,763
Trade names	3,910	(3,504)	406	3,910	(2,564)	1,346
Internet protocol addresses	4,984	(1,845)	3,139	4,984	(1,471)	3,513
Backlog	$—	$—	$—	$2,200	$(2,200)	$—
Total intangible assets	$128,884	$(61,509)	$67,375	$131,084	$(48,184)	$82,900
The Company’s customer relationships, developed technology, trade names, backlog and Internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $5.2 million and $5.5 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $15.5 million and $16.1 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company did not purchase any intangible assets during both the three and nine months ended September 30, 2023 and 2022. The Company did not record any impairment charges on its intangible assets during both the three and nine months ended September 30, 2023 and 2022.
The expected amortization expense of intangible assets subject to amortization as of September 30, 2023 is as follows:

As of September 30, 2023
(in thousands)
Remainder of 2023	$4,900
2024	19,599
2025	16,976
2026	9,193
2027	9,051
Thereafter	7,656
Total	$67,375
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

As of September 30, 2023, the Company was in compliance with all of the Credit Agreement’s covenants. During the three and nine months ended September 30, 2023 and 2022, no amounts were drawn down on the Credit Agreement. As of September 30, 2023 and December 31, 2022, no amounts were outstanding under the Credit Agreement.

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
The Company may not redeem the Notes prior to March 20, 2024. On or after March 20, 2024, the Company may redeem for cash, all or any portion of the Notes, at the Company’s option, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, if the last reported sale price of the Company’s Class A common stock (“common stock”) has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is provided for the Notes.
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
As of September 30, 2023, the conversion conditions had not been met and therefore the Notes were not yet convertible.
On May 25, 2022, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase (the “Repurchases”) approximately $235.0 million aggregate principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million. The Repurchases closed on May 31, 2022. The Repurchases were accounted for as a debt extinguishment that resulted in a net gain of $54.4 million, which was recorded as non-operating income on the Company’s condensed consolidated statement of operations in the nine months ended September 30, 2022.
On May 9, 2023, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase approximately $236.4 million aggregate principal amount of the Notes for approximately $195.7 million and transaction costs of $1.2 million. The Repurchases closed on May 15, 2023. The Repurchases were accounted for as a debt extinguishment that resulted in a net gain of $36.8 million, which was recorded as non-operating income on the Company’s condensed consolidated statement of operations in the nine months ended September 30, 2023.
The following table reflects the carrying values of the debt agreements as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)	(in thousands)
Convertible Senior notes (effective interest rate of 0.38%)
Principal amount	$477,390	$713,753
Less: unamortized debt issuance costs	(4,567)	(9,043)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$472,823	$704,710
For the three months ended September 30, 2023 and 2022, interest expense related to the Company’s debt obligations was $0.6 million and $0.8 million, respectively. For the nine months ended September 30, 2023 and 2022, interest expense related to the Company’s debt obligations was $2.2 million and $2.7 million, respectively. As of September 30, 2023 and December 31, 2022, the total estimated fair value of the Notes were $407.0 million and $517.5 million, respectively.
10.     Commitments and Contingencies
Purchase Commitments
As of September 30, 2023, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, fixed asset vendors, Internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.

Aside from the Company’s finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 7—Leases, the minimum future commitments related to the Company's purchase commitments as of September 30, 2023 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
Remainder of 2023	$13,749	$4,481	$18,230
2024	27,789	5,107	32,896
2025	4,974	1,143	6,117
2026	7,622	499	8,121
2027	111	—	111
Thereafter	40	—	40
Total	$54,285	$11,230	$65,515
Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company’s operations. The Company is subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, the Company has not billed or collected these taxes and, in accordance with GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, the Company has recorded a liability of $4.8 million and $7.6 million as of September 30, 2023 and December 31, 2022, respectively. These estimates are based on several key assumptions, including the taxability of the Company’s products, the jurisdictions in which the Company believes it has nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge the Company’s assumptions and analysis, its actual exposure could differ materially from its current estimates.
Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material effect on the Company’s business, results of operations, financial condition, or cash flows. As of September 30, 2023, the Company has not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
11.     Stockholders' Equity
Equity Incentive Plans
The Company maintains four equity incentive plans: the 2019 Equity Incentive Plan (the “2019 Plan”), 2011 Equity Incentive Plan (“2011 Plan”), Employee Stock Purchase Plan and the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”). The 2019 Plan became effective in May 2019 and replaced the 2011 Plan. The Company’s 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards, performance-based stock awards (“PSUs”), and other forms of equity compensation, which are collectively referred to as stock awards to its employees, directors, and consultants. The Signal Plan includes 251,754 registered shares which can be exercised to purchase shares of Fastly’s common stock.
As of September 30, 2023 and December 31, 2022, there were 9.7 million and 9.6 million shares of common stock available for issuance under the 2019 Plan, respectively. As of September 30, 2023 and December 31, 2022, 130.7 million and 124.3 million shares of common stock were issued and outstanding, respectively.
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
The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2022	2,443	6.01	4.7	$7,674
Granted	—	—
Exercised	(265)	7.59
Cancelled/forfeited	(44)	8.35
Outstanding at September 30, 2023	2,134	5.77	4.0	$28,657
Vested and exercisable at September 30, 2023	2,129	5.75	3.9	$28,627
During the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense from stock options of approximately $0.2 million and $1.9 million, respectively.
During the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense from stock options of approximately $1.3 million and $5.1 million, respectively.
Restricted Stock Units (“RSUs”)
The Company began granting RSUs under the 2019 Plan during the fiscal year ended December 31, 2019. The fair value of RSUs is based on the grant date fair value and is expensed on a straight-line basis over the applicable vesting period. RSUs granted to new hires typically vest over three or four years, at the rate of 33% or 25%, respectively, on the first anniversary of the vesting start date and ratably on a quarterly basis over the remaining 24-month or 36-month period thereafter, respectively. RSUs granted to existing employees typically vest in equal quarterly installments over a three or four-year service period. All vesting is contingent on continued service. Forfeitures are recognized as they occur.

The following table summarizes RSU activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2022	11,990	$20.10
Granted	6,897	15.74
Vested	(5,306)	19.01
Cancelled/forfeited	(1,280)	22.61
Unvested RSUs as of September 30, 2023	12,301	$17.86
During the three months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense related to RSUs of $28.7 million and $27.8 million, respectively.
During the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense related to RSUs of approximately $79.7 million and $72.9 million, respectively.
Stock Subject to Revest (“Revest Shares”)
In conjunction with a prior acquisition in fiscal 2020, a restriction was placed on 896,499 shares belonging to the three co-founders which are subject to revesting on a quarterly basis over a 2-year period.
On January 24, 2022, the Company entered into an agreement with certain holders of restricted stock, who had sold their awards in advance of their vesting conditions, in order to return the proceeds associated with the remaining 224,124 unvested shares as of December 31, 2021. These stockholders are eligible to continue vesting under the original agreements as long as they have continued service as either an employee or consultant. On January 31, 2022, the Company received $10.7 million from these stockholders related to the settlement of the matter, which the Company classified as unrestricted cash on its condensed consolidated balance sheets. This amount was similarly returned to the holders in accordance with the vesting under the original agreements. Correspondingly, the Company reclassified the award from equity to liability as the award will now be settled for the fixed monetary amount received, rather than a release of the restrictions on shares. The modification did not result in any incremental expense to be recognized.
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
For the three and nine months ended September 30, 2022, the Company recognized in total stock-based compensation expense related to revest shares of $7.3 million and $27.6 million, respectively. The Company did not recognize any stock-based compensation expense related to revest shares for the three and nine months ended September 30, 2023 as those awards were fully vested as of December 31, 2022.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2022	267	$28.16
Granted	762	15.88
Vested	(78)	28.16
Cancelled/forfeited	(122)	28.16
Nonvested PSUs as of September 30, 2023	829	$16.87
For the three months ended September 30, 2023 and 2022, the Company recognized $1.5 million and $0.1 million of stock-based compensation expense associated with these awards, respectively.
For the nine months ended September 30, 2023 and 2022, the Company recognized $3.2 million and $1.1 million of stock-based compensation expense associated with these awards, respectively.
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
During the three months ended September 30, 2023 and 2022, the Company recognized $6.6 million and $3.9 million, respectively, of stock-based compensation expense associated with the Bonus Programs, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized $15.6 million and $10.9 million, respectively, of stock-based compensation expense associated with the Bonus Programs.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested MPSUs as of December 31, 2022	2,174	$6.80
Granted	87	7.25
Vested	—	—
Cancelled/forfeited	(100)	6.88
Nonvested MPSUs as of September 30, 2023	2,161	$6.81
Stock-based compensation expense relating to the MPSUs are recognized using the accelerated attribution method over the derived service period. During the three months ended September 30, 2023 and 2022, the Company recognized $1.5 million and $0.4 million stock-based compensation expense associated with these awards, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized $4.9 million and $0.4 million stock-based compensation expense associated with these awards, respectively.
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
During the three months ended September 30, 2023 and 2022 the Company recognized $0.8 million and $0.5 million in stock-based compensation expense related to the ESPP, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized $3.1 million and $2.3 million in stock-based compensation expense related to the ESPP, respectively.
During the nine months ended September 30, 2023, 0.7 million shares of the Company’s common stock was purchased under the offering period that commenced on November 21, 2022. During the nine months ended September 30, 2022, 0.3 million shares of the Company’s common stock was purchased under the offering period that commenced on November 21, 2021. No shares of the Company’s common stock were purchased for either the three months ended September 30, 2023 or 2022.
Equity Awards Modification
In September 2023, as part of one employee's separation and transition plan, the Company modified this employee's outstanding equity awards in an amount that would have vested if this individual had remained an employee for an additional period of time. As a result of the modification, the Company recognized stock-based compensation expense of $0.4 million for the three and nine months ended September 30, 2023.
During the three and nine months ended September 30, 2022, we modified the terms of awards to certain employees upon their change in employment status. As a result, we recorded incremental stock-based compensation expense in relation to these modifications of $3.0 million and $3.1 million in the three and nine months ended September 30, 2022, respectively.

Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$2,860	$2,978	$8,378	$9,112
Research and development	12,122	14,488	35,808	46,966
Sales and marketing	9,061	10,920	25,643	31,198
General and administrative	11,670	10,992	31,027	27,102
Total stock-based compensation expense	$35,713	$39,378	$100,856	$114,378
For the three months ended September 30, 2023 and 2022, the Company capitalized $3.7 million and $2.5 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2023 and 2022, the Company capitalized $6.9 million and $6.0 million of stock-based compensation expense, respectively.
For the three and nine months ended September 30, 2023, the Company recognized $6.6 million and $15.6 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program, respectively. For the three and nine months ended September 30, 2022, the Company recognized $5.6 million and $21.5 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program and certain of the Company’s Revest Shares that were modified, respectively.
12.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(54,311)	$(63,420)	$(109,702)	$(144,121)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	129,873	122,339	127,735	121,094
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.52)	$(0.86)	$(1.19)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	As of September 30,
	2023	2022
	(in thousands)
Stock options	2,135	2,514
RSUs	12,301	12,981
PSUs	829	267
MPSUs	2,161	2,174
Shares issuable pursuant to the ESPP	345	194
Convertible senior notes (if-converted)	4,644	7,338
Total	22,415	25,468
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
The Company continues to maintain a full valuation allowance on the Company’s U.S. Federal and state net deferred tax assets. The tax expense for the three and nine months ended September 30, 2023 and 2022 was primarily due to foreign tax expense.
In the three months ended September 30, 2023 and 2022, the Company recorded income tax expense (benefit) of less than $(0.1) million and $0.1 million, respectively. In the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of $0.2 million and $0.3 million, respectively.
14.     Information About Revenue and Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3—Revenue for more information on net revenue by geographic area.
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of September 30,	As of December 31,
	2023	2022
	(in thousands)
United States	$161,465	$175,794
All other countries	63,376	73,024
Total long-lived assets	$224,841	$248,818

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
For the three months ended September 30, 2023 and 2022, our revenue was $127.8 million and $108.5 million, respectively, an increase of 18%. For the nine months ended September 30, 2023 and 2022, our revenue was $368.2 million and $313.4 million, respectively, an increase of 17%.
Our 10 largest customers generated an aggregate of 37% and 34% of our revenue in the trailing 12 months ended September 30, 2023 and 2022, respectively. Our 5 largest customers generated an aggregate of 28% and 25% of our revenue in the trailing 12 months ended September 30, 2023 and 2022, respectively.
In the three and nine months ended September 30, 2023, one single customer accounted for 12% and 9% of the Company's revenue, respectively. This customer, along with another affiliated customer, are business units of a single company in the streaming entertainment space and generated an aggregate amount of 14% and 11% of the Company’s revenue for the three and nine months ended September 30, 2023, respectively. In the three and nine months ended September 30, 2022, no single customer accounted for more than 10% of the Company's revenue. The same affiliated customers, as referenced earlier on in the paragraph, accounted for an aggregate amount of 12% and 11% of the Company's revenue, for the three and nine months ended September 30, 2022, respectively.
For the three months ended September 30, 2023 and 2022, we incurred a net loss of $54.3 million and $63.4 million, respectively. For the nine months ended September 30, 2023 and 2022, we incurred a net loss of $109.7 million and $144.1 million, respectively.
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
International Expansion
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations. As of both September 30, 2023 and December 31, 2022, our edge network spans across 58 markets and 34 countries that are outside of the United States.
Our international expansion, including our global sales efforts, continues to add increased complexity and cost to our business. This requires us to expand our sales and marketing capabilities outside of the United States, increase the number of markets we have a presence in around the world to support our customers, and manage the administrative aspects of a global organization, each of which place a strain on our business and culture. In addition, our bandwidth costs are higher in markets outside of the United States and Europe, which may impact our gross margins.
We are closely monitoring the unfolding events of the Russian invasion of Ukraine, as well as the more recent hostilities in Israel, and their global impacts. While the conflicts are still evolving and the outcomes remain highly uncertain, we do not believe the Russia-Ukraine or Israel-Hamas conflicts will have a material impact on our business and results of operations. We do not have POPs or operations in Russia, Ukraine, or Israel. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. If either conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers operating in Russia, Ukraine, and Israel represented an immaterial portion of our net assets and total consolidated revenue as of the three and nine months ended September 30, 2023.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended September 30, 2023 and 2022, our research and development expenses as a percentage of revenue were 31% and 36%, respectively. For the nine months ended September 30, 2023 and 2022, our research and development expenses as a percentage of revenue were 31% and 38%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools to bolster our existing product offerings, by making it easier to innovate at a layer in the Fastly software stack.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our Points of Presence ("POPs"). We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our gross margins and operating results are impacted by these investments. As of September 30, 2023, our global network is located in 79 markets across 35 countries. As we continue to experience growth, we may face challenges managing adequate server capacity in our POPs due to potential component delays, shortages, price increases, hardware efficiencies gained through internal development, or any potential changes in server architecture, including due to technological advances or obsolescence. If we have server asset levels in excess of forecasted network capacity needs, we have in the past and may need to continue to write-down or write-off server assets. For example, in the three months ended September 30, 2023, we recognized computer and networking equipment related write-off charges of $4.3 million. Conversely, if we underestimate network capacity needs, we may in future periods be unable to meet demand and be required to incur higher costs to secure necessary parts and components of our servers.
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

Key Business Metrics
We use the following key metrics presented in the table below to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of these key metrics below may differ from other similarly titled metrics used by other companies, analysts, or investors.
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

	As of September 30,
	2023	2022
Customer metrics (prior methodology):
Total Customer Count (based on last month revenue)	3,019	2,925
Enterprise Customer Count (based on trailing 12-month revenue)	530	482
Average Enterprise Customer Spend (based on trailing 12-month revenue; in thousands)	$832	$759

Customer metrics (new methodology):
Total Customer Count (based on current quarter revenue)	3,102	3,039
Enterprise Customer Count (based on annualized revenue)	547	511
Average Enterprise Customer Spend (based on annualized current quarter revenue; in thousands)	$858	$771

Other key metrics:
Dollar-Based Net Expansion Rate (“DBNER”)	120.1%	121.5%
Net Retention Rate (“NRR”)	110.3%	114.6%
Last-twelve Months Net Retention Rate (“LTM NRR”)	113.6%	118.0%
Due to the revisions reflected in the above methodology, the customer count metrics included above calculated using our new methodology are not comparable to the historical customer count metrics included in our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Form S-1 and Form S-3 Registration Statements, outside of the data included in the table above.
Total Customer Count
We believe that our total number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing and which we have recognized revenue from. An identifiable operating entity is defined as a company, a government entity, or a distinct business unit of a larger company that has a relationship with us through direct sales or through one of our reseller partners where charges are identified on an end-customer basis. We may treat separate subsidiaries, segments, divisions, or business units of a single organization that use our platform as unique customers where they have distinct account identifiers. In cases where charges are identified through a reseller partner rather than on an end-customer basis, we would count the reseller as a single customer in our customer count. Our customer groupings may be impacted by changes to our customers’ business, including any impact from acquisition activities, internal business reorganizations leading to operational and decision-making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future.
Our prior methodology by which we calculate total customer count, includes identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the last month of the quarter. As of September 30, 2023 and 2022, we had 3,019 and 2,925 customers, respectively.

Our new methodology by which we calculate total customer count, includes identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the quarter. As of September 30, 2023 and 2022, we had 3,102 and 3,039 customers, respectively.
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

Under our prior methodology, our enterprise customer count is defined as customers with revenue in excess of $100,000 over the trailing 12-month period. As of September 30, 2023, we had 530 of such enterprise customers, which generated 90% of our revenue for the trailing 12 months ended September 30, 2023. As of September 30, 2022, we had 482 of such enterprise customers which generated 89% of our revenue for the trailing 12 months ended September 30, 2022.

Under our new methodology, our enterprise customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of September 30, 2023, we had 547 of such enterprise customers which generated 92% of the total annualized current quarter revenue for our total customers for the period ended September 30, 2023. As of September 30, 2022, we had 511 of such enterprise customers which generated 91% of the total annualized current quarter revenue for our total customers for the period ended September 30, 2022.
Average Enterprise Customer Spend
Our enterprise customers continue to leverage our platform, increasing their spend on our platform and driving our revenue growth year over year. The continued retention and growth of our enterprise customer spend is key to our long-term growth strategy.
Under the prior methodology, our average enterprise customer spend is calculated by taking the sum of the trailing 12-month revenue contributed by enterprise customers, as defined under our prior methodology as customers with revenue in excess of $100,000 over the trailing 12-month period, existing as of September 30, 2023, and dividing that by that same number of enterprise customers as of September 30, 2023. As of September 30, 2023, our average enterprise customer spend under the prior methodology was $832 thousand, as compared to $759 thousand as of September 30, 2022.
Under the new methodology, our average enterprise customer spend is calculated by taking the annualized current quarter revenue contributed by enterprise customers, as defined under our new methodology as customers with annualized current quarter revenue in excess of $100,000, existing as of September 30, 2023, and dividing that by that same number of enterprise customers as of September 30, 2023. As of September 30, 2023, our average enterprise customer spend under the new methodology was $858 thousand, as compared to $771 thousand as of September 30, 2022.
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

We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period (“current period”) by the revenue from the same customers for the same period measured one year prior (“base period”). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended September 30, 2023, we divide (i) revenue, for the trailing 12 months ended September 30, 2023, from customers that entered into a customer agreement on or before September 30, 2022, and that remained customers as of September 30, 2023, by (ii) revenue, for the trailing 12 months ended September 30, 2022, from the same set of customers.
For the trailing 12 months ended September 30, 2023 and 2022 our DBNER was 120.1% and 121.5%, respectively. DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts. We expect our DBNER for individual cohorts to decrease once customers in that cohort have used our platform for more than two years and become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.
Net Retention Rate (“NRR”) and Last-Twelve Months Net Retention Rate (“LTM NRR”)
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current” period month) compared to the last month of the same period one year prior (the “prior” period month) and includes revenue contraction due to billing decreases or customer churn and revenue expansion due to billing increases, but excludes revenue from new customers. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the last month of the period ended September 30, 2023 and 2022 our NRR was 110.3% and 114.6%, respectively.
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended September 30, 2023 and 2022 our LTM NRR was 113.6% and 118.0%, respectively.
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
Our general and administrative expenses also include sales and other tax expenses to which we are subject to based on the manner in which we sell and deliver our products. Historically, we have not collected such taxes from our customers and have therefore recorded such taxes as general and administrative expenses. We expect that these expenses will decline in future years as we continue to implement our sales tax collection mechanisms and start collecting these taxes from our customers.
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
Impairment expense
Our impairment expense relates to write-off expenses of excess computer and networking equipment including software that we expect to not be used.
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
Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$127,816	$108,504	$368,211	$313,404
Cost of revenue	61,730	55,825	177,657	166,206
Gross profit	66,086	52,679	190,554	147,198
Operating expenses:
Research and development	39,068	38,957	113,920	118,111
Sales and marketing	51,043	47,006	143,111	135,246
General and administrative	30,001	32,481	84,651	91,578
Impairment expense	4,316	—	4,316	—
Total operating expenses	124,428	118,444	345,998	344,935
Loss from operations	(58,342)	(65,765)	(155,444)	(197,737)
Net gain on extinguishment of debt	—	—	36,760	54,391
Interest income	4,908	1,967	13,602	4,150
Interest expense	(862)	(1,381)	(3,307)	(4,533)
Other income (expense), net	(16)	1,877	(1,069)	(75)
Loss before income tax expense	(54,312)	(63,302)	(109,458)	(143,804)
Income tax expense (benefit)	(1)	118	244	317
Net loss attributable to common stockholders	$(54,311)	$(63,420)	$(109,702)	$(144,121)

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	48	51	48	53
Gross profit	52	49	52	47
Operating expenses:
Research and development	31	36	31	38
Sales and marketing	40	43	39	43
General and administrative	23	30	23	29
Impairment expense	3	—	1	—
Total operating expenses	97	109	94	110
Loss from operations	(46)	(61)	(42)	(63)
Net gain on extinguishment of debt	—	—	10	17
Interest income	4	2	4	1
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	2	—	—
Loss before income tax expense	(43)	(58)	(29)	(46)
Income tax expense (benefit)	—	—	—	—
Net loss attributable to common stockholders	(42)%	(58)%	(30)%	(46)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Revenue	$127,816	$108,504	18%	$368,211	$313,404	17%
Revenue was $127.8 million for the three months ended September 30, 2023 compared to $108.5 million for the three months ended September 30, 2022, an increase of $19.3 million, or 18%. Revenue was $368.2 million for the nine months ended September 30, 2023 compared to $313.4 million for the nine months ended September 30, 2022, an increase of $54.8 million, or 17%. Revenue growth was driven by the further adoption of our edge platform and products. Revenue increases attributed to products from the acquisition of Signal Sciences were $0.8 million and $11.7 million for the three and nine months ended September 30, 2023, respectively.
In the three months ended September 30, 2023 and 2022, approximately 95% and 94% of our revenue was driven by usage on our platform, respectively. For both the nine months ended September 30, 2023 and 2022, approximately 94% of our revenue was driven by usage on our platform. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Under the prior methodology, as defined earlier in the 'Key Business Metrics' section, we had 3,019 customers and 530 enterprise customers as of September 30, 2023, compared to 2,925 customers and 482 enterprise customers as of September 30, 2022. This represents an increase of 94, or 3%, in customers and 48, or 10%, in enterprise customers from September 30, 2022.

Under the new methodology, as defined earlier in the 'Key Business Metrics' section, we had 3,102 customers and 547 enterprise customers as of September 30, 2023, compared to 3,039 customers and 511 enterprise customers as of September 30, 2022. This represents an increase of 63, or 2%, in customers and 36, or 7%, in enterprise customers from September 30, 2022.
U.S. revenue was $93.4 million, or 73% of revenue, for the three months ended September 30, 2023, compared to $80.2 million, or 74% of revenue, for the three months ended September 30, 2022. This represents an increase of $13.2 million, or 17%. International revenue was $34.4 million, or 27% of revenue, for the three months ended September 30, 2023, compared to $28.3 million, or 26%, of revenue for the three months ended September 30, 2022. This represents an increase of $6.1 million, or 21%.
U.S. revenue was $268.7 million, or 73% of revenue, for the nine months ended September 30, 2023, compared to $231.8 million, or 74% of revenue, for the nine months ended September 30, 2022. This represents an increase of $36.8 million, or 16%. International revenue was $99.6 million, or 27% of revenue, for the nine months ended September 30, 2023, compared to $81.6 million, or 26%, of revenue for the nine months ended September 30, 2022. This represents an increase of $18.0 million, or 22%.
Under the prior methodology, as defined earlier in the 'Key Business Metrics' section, we had 2,055 domestic customers and 964 international customers as of September 30, 2023, and 2,074 domestic customers and 851 international customers as of September 30, 2022. There was a decrease in domestic customers of 19, or 1%, and an increase in international customers of 113, or 13%, compared to September 30, 2022.
Under the new methodology, as defined earlier in the 'Key Business Metrics' section, we had 2,092 domestic customers and 1,010 international customers as of September 30, 2023, and 2,162 domestic customers and 877 international customers as of September 30, 2022. There was a decrease in domestic customers of 70, or 3%, and an increase in international customers of 133, or 15%, compared to September 30, 2022.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Cost of revenue	$61,730	$55,825	11%	$177,657	$166,206	7%
    Cost of revenue was $61.7 million for the three months ended September 30, 2023 compared to $55.8 million for the three months ended September 30, 2022, an increase of $5.9 million, or 11%. The increase was primarily due to a $4.8 million increase in bandwidth costs to support the growth of our business, and a $2.0 million increase in depreciation and amortization due to increased investments in our platform, partially offset by a $0.6 million decrease in loss on disposals of fixed assets.
Cost of revenue was $177.7 million for the nine months ended September 30, 2023, compared to $166.2 million for the nine months ended September 30, 2022, an increase of $11.5 million, or 7%. The increase is primarily due to a $6.0 million increase in bandwidth costs to support the growth of our business, a $5.8 million increase in depreciation and amortization due to increased investments in our platform, and a $0.6 million increase in personnel related costs due to an increase in headcount, partially offset by a decrease in colocation costs of $1.0 million.

Gross Profit and Gross Margin

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Gross profit	$66,086	$52,679	25%	$190,554	$147,198	29%
Gross margin	52%	49%	3%	52%	47%	5%
Gross profit was $66.1 million for the three months ended September 30, 2023 compared to $52.7 million for the three months ended September 30, 2022, an increase of $13.4 million, or 25%. Gross margin was 52% for the three months ended September 30, 2023 compared to 49% for the three months ended September 30, 2022, an increase of 3%. The increase in gross margin was driven by revenue growth due to the further adoption of our edge platform including our revenue from Signal

Sciences' products as well as cost savings driven by our improved network efficiency and lower bandwidth costs as a percentage of revenue over time.
Gross profit was $190.6 million for the nine months ended September 30, 2023 compared to $147.2 million for the nine months ended September 30, 2022, an increase of $43.4 million, or 29%. Gross margin was 52% for the nine months ended September 30, 2023 compared to 47% for the nine months ended September 30, 2022, an increase of 5%. The increase in gross margin was driven by revenue growth due to the further adoption of our edge platform including our revenue from Signal Sciences' products as well as cost savings driven by our improved network efficiency and lower bandwidth costs as a percentage of revenue over time.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Research and development	$39,068	$38,957	—%	$113,920	$118,111	(4)%
Sales and marketing	51,043	47,006	9%	143,111	135,246	6%
General and administrative	30,001	32,481	(8)%	84,651	91,578	(8)%
Impairment expense	4,316	—	100%	4,316	—	100%
Total operating expenses	$124,428	$118,444	5%	$345,998	$344,935	—%
Percentage of revenue:
Research and development	31%	36%	(5)%	31%	38%	(7)%
Sales and marketing	40%	43%	(3)%	39%	43%	(4)%
General and administrative	23%	30%	(7)%	23%	29%	(6)%
Impairment expense	3%	—%	3%	1%	—%	1%
Research and development
Research and development expenses were $39.1 million for the three months ended September 30, 2023 compared to $39.0 million for the three months ended September 30, 2022, an increase of $0.1 million, or 0%. The increase is primarily due to a $2.4 million increase in executive transition costs, and a $2.1 million increase in personnel related costs, such as salaries and benefits, partially offset by a $4.0 million decrease in stock-based compensation expenses, primarily due to restricted stock awards that fully vested in 2022.
Research and development expenses were $113.9 million for the nine months ended September 30, 2023 compared to $118.1 million for the nine months ended September 30, 2022, a decrease of $4.2 million, or 4%. The decrease is primarily due to a $14.0 million decrease in stock-based compensation expenses due to restricted stock awards that fully vested in 2022. There was also a $2.1 million increase in capitalization of costs related to the development of internal-use software, and a $1.4 million decrease in professional service fees. The decrease was partially offset by an $8.9 million increase in personnel related costs, such as salaries and benefits, due to an increase in headcount, a $2.4 million increase in executive transition costs, an $0.8 million increase in travel expenses, and a $0.6 million increase in colocation costs.
Sales and marketing
Sales and marketing expenses were $51.0 million for the three months ended September 30, 2023 compared to $47.0 million for the three months ended September 30, 2022, an increase of $4.0 million, or 9%. The increase is primarily due to a $5.0 million increase in personnel related costs, such as salaries, sales commissions, and benefits, and a $2.4 million increase in marketing spend associated with brand campaigns and advertising. The increase was partially offset by a $1.9 million decrease in stock-based compensation expenses primarily due to restricted stock awards that fully vested in 2022, a $0.6 million decrease in corporate expenses, and a $0.5 million decrease in professional service fees.
Sales and marketing expenses were $143.1 million for the nine months ended September 30, 2023 compared to $135.2 million for the nine months ended September 30, 2022, an increase of $7.9 million, or 6%. The increase is primarily due to a $9.9 million increase in personnel related costs, such as salaries, sales commissions, and benefits, and a $4.5 million increase in marketing spend associated with brand campaigns and advertising. The increase was partially offset by a $5.6 million decrease in stock-based compensation expenses primarily due to restricted stock awards that fully vested in 2022, a $0.6 million decrease in professional service fees, and a $0.6 million decrease in amortization expense.
General and administrative
General and administrative costs were $30.0 million for the three months ended September 30, 2023 compared to $32.5 million for the three months ended September 30, 2022, a decrease of $2.5 million, or 8%. The decrease was primarily due to a $1.3 million decrease in professional services fees, a $1.0 million decrease in bad debt expense due to lower aged accounts receivable balance in the current quarter, and a $0.4 million decrease in insurance costs. This decrease was partially offset by a $0.8 million increase in stock-based compensation expenses.
General and administrative costs were $84.7 million for the nine months ended September 30, 2023 compared to $91.6 million for the nine months ended September 30, 2022, a decrease of $6.9 million, or 8%. The decrease was primarily due to a $6.1 million decrease in professional services fees, a $5.0 million decrease in sales taxes due to refund as well as changes in sales tax reserve, a $1.9 million decrease of acquisition related costs due to the Glitch acquisition in the previous year, an $0.8 million decrease in insurance costs, and a $0.5 million decrease in bad debt expense due to lower aged accounts receivable balance. This decrease was partially offset by a $4.6 million increase in stock-based compensation expenses due to new awards granted, and a $2.6 million increase in personnel related costs, such as salaries and benefits.
Impairment expense
During the three months ended September 30, 2023, the Company recognized an impairment charge of $4.3 million, of which $3.0 million related to property and equipment, net and $1.3 million related to advance payments for the purchase of property and equipment. The write-off was primarily related to excess computer and networking equipment including software we expect to not be used. Impairment charges are included within impairment expense in the condensed consolidated statements of operations. There were no impairments during the three and nine months ended September 30, 2022.
Net Gain on Extinguishment of Debt

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Net gain on extinguishment of debt	$—	$—	—%	$36,760	$54,391	(32)%
Net gain on extinguishment of debt was $36.8 million for the nine months ended September 30, 2023 compared to $54.4 million for the nine months ended September 30, 2022, a decrease of $17.6 million, or 32%. We repurchased approximately $236.4 million aggregate principal amount of our outstanding 0% convertible senior unsecured notes due in 2026 at a discount for an aggregate cash repurchase price of approximately $195.7 million in May 2023 compared to the repurchase of $235.0 million aggregate principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million in May 2022.
Other Income and Expense
Interest income

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Interest income	$4,908	$1,967	150%	$13,602	$4,150	228%
Interest income was $4.9 million for the three months ended September 30, 2023 compared to $2.0 million for the three months ended September 30, 2022, an increase of $2.9 million, or 150%. This increase is due to a recent increase in interest rates, impacting our marketable securities portfolio.
Interest income was $13.6 million for the nine months ended September 30, 2023 compared to $4.2 million for the nine months ended September 30, 2022, an increase of $9.4 million, or 228%. This increase is due to a recent increase in interest rates, impacting our marketable securities portfolio.

Interest expense

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Interest expense	$862	$1,381	(38)%	$3,307	$4,533	(27)%
Interest expense was $0.9 million for the three months ended September 30, 2023 compared to $1.4 million for the three months ended September 30, 2022, a decrease of $0.5 million, or 38%. Interest expense decreased primarily due to the repurchase of our outstanding convertible notes in May of the current year.
Interest expense was $3.3 million for the nine months ended September 30, 2023 compared to $4.5 million for the nine months ended September 30, 2022, a decrease of $1.2 million, or 27%. Interest expense decreased primarily due to our repurchase of our outstanding convertible notes in May of the current year.
Other income (expense), net

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(16)	$1,877	(101)%	$(1,069)	$(75)	1325%
Other expense, net was less than $0.1 million for the three months ended September 30, 2023 compared to other income, net of $1.9 million for the three months ended September 30, 2022, a decrease of $1.9 million, or 101%. The decrease is mainly driven by our foreign currency transaction gains between the periods.
Other expense, net was $1.1 million for the nine months ended September 30, 2023 compared to other expense, net of $0.1 million for the nine months ended September 30, 2022, an increase of $1.0 million, or 1325%. The decrease is mainly driven by our foreign currency transaction gains between the periods.
Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Income tax expense (benefit)	$(1)	$118	(101)%	$244	$317	(23)%
Income tax expense (benefit) remained relatively flat at less than ($0.1 million) and $0.1 million for the three months ended September 30, 2023 and 2022 and $0.2 million and $0.3 million for the nine months ended September 30, 2023 and 2022. The Company continues to maintain a full valuation allowance and the tax expense for the periods were primarily due to foreign tax expense.
Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents, and marketable securities and restricted cash totaling $460.6 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. As of September 30, 2023, our marketable securities balance includes $32.3 million of marketable securities that were classified as non-current.
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
Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. As of September 30, 2023, we were in compliance with these covenants and we expect to continue to be in compliance for at least the next 12 months. During the three and nine months ended September 30, 2023 and 2022, no amounts were drawn down on the Credit Agreement.
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

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$7,739	$(57,504)
Net cash provided by investing activities	$332,185	$163,156
Net cash used in financing activities	$(213,553)	$(184,137)
Cash Flows from Operating Activities
For the nine months ended September 30, 2023, cash provided by operating activities was $7.7 million, consisting primarily of our net loss of $109.7 million, adjusted for non-cash items of $154.9 million, and net cash flows used in operating assets and liabilities of $37.5 million. The main drivers of the changes in operating assets and liabilities were an increase in other long-term assets of $16.3 million primarily due to an increase in capitalized commissions. The increase was further driven by a net increase in accounts receivable of $10.4 million, primarily due to the growth of our business and the timing of cash receipts from our customers. We also had $16.9 million of operating lease payments.
For the nine months ended September 30, 2022, cash used in operating activities was $57.5 million, consisting primarily of our net loss of $144.1 million, adjusted for non-cash items of $140.8 million, and net cash flows used in operating assets and liabilities of $54.2 million. The non-cash items includes a $54.4 million net gain from the extinguishment of our debt. The main drivers of the changes in operating assets and liabilities were an increase in accounts receivable of $10.1 million, primarily due to the growth of our business and the timing of cash receipts from our customers, an increase in other long-term assets of $19.9 million primarily due to an increase in capitalized commissions, and an increase of $5.8 million in prepaid expenses and other current assets primarily driven by pre-payments for SaaS licenses and marketing spend. We also had $20.7 million of operating lease payments. This was offset by a net increase of $2.2 million in accounts payable, accrued expenses, and other liabilities due to timing of payments and increases in accrued commissions.
Cash Flows from Investing Activities
For the nine months ended September 30, 2023, cash provided by investing activities was $332.2 million, primarily consisting of $428.9 million of maturities and sales of marketable securities, offset by $15.4 million of additions to capitalized internal-use software and $8.3 million of payments related to purchases of property and equipment to expand our network.
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
Cash Flows from Financing Activities
For the nine months ended September 30, 2023, cash used in financing activities was $213.6 million, primarily consisting of $196.9 million used for the debt extinguishment, $21.2 million of finance lease payments and $4.4 million of deferred consideration payment for prior acquisitions. The cash outflow was partially offset by inflow of $2.0 million in proceeds from stock option exercises by our employees and $7.0 million in proceeds from the employee stock purchase plan (“ESPP”).
For the nine months ended September 30, 2022, cash used in financing activities was $184.1 million, primarily consisting of $177.1 million used for the debt extinguishment, $18.1 million of finance lease payments and $10.7 million in repayments to employees for restricted share awards. This decrease was partially offset by $10.7 million in proceeds from the early sale of restricted shares, $5.3 million in proceeds from stock option exercises by our employees, and $5.7 million in proceeds from ESPP.

Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations for capital expenditures, purchase obligations for contracts with our cloud infrastructure providers, network service providers, and other vendors, and outstanding debt. As of September 30, 2023, we have $16.3 million of total purchase obligations under contracts for capital expenditures. Other than the aforementioned, there have not been any other material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except for those described under Note 7, Note 9, and Note 10 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $460.6 million as of September 30, 2023, which primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our existing lease arrangements. Notwithstanding the recent fluctuations in interest rates, the increase in interest income has not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
Select Risk Factors Affecting Our Business
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:
•If our platform fails to perform properly due to defects, interruptions, outages, delays in performance, or similar problems, and if we fail to develop enhancements to resolve any defect, interruption, delay, or other problems, we could lose customers, become subject to service performance or warranty claims, or incur significant costs.
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
•If our information technology systems or data, or those of third parties upon which we rely, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications, or data is compromised, limited or fails, our business could experience materially adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties.
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
•Our stock price may be volatile, and the value of our Class A common stock may decline.*
Risks Related to Our Business, Industry and Technology
If our platform fails to perform properly due to defects, interruptions, outages, delays in performance, or similar problems, and if we fail to develop enhancements to resolve any defect, interruption, delay, or other problems, we could lose customers, become subject to service performance or warranty claims, or incur significant costs.
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
Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 37% and 34% of our revenue in the trailing 12 months ended September 30, 2023 and 2022, respectively. Our 5 largest customers generated an aggregate of 28% and 25% of our revenue in the trailing 12 months ended September 30, 2023 and 2022, respectively. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 11% of our revenue both in the trailing 12 months ended September 30, 2023 and 2022. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ business may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision-making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
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
To ensure adequate supply of parts and components, we must forecast server needs and expenses and place orders sufficiently in advance with our suppliers based on estimates of future demand for network capacity. As we continue to experience growth, we may face challenges managing adequate server capacity due to potential component delays, shortages, price increases, hardware efficiencies gained through internal development, or any potential changes in server architecture including due to technological advances or obsolescence. We may incur charges in future periods related to server management or incorrectly forecast our network capacity needs in future periods. If we have excess server capacity, we have in the past and may need to continue to write-down or write-off server assets, which may materially harm our operating results. For example, in the three months ended September 30, 2023, we recognized computer and networking equipment related write-off charges of $4.3 million. Conversely, if we underestimate network capacity needs, we may in future periods be unable to meet demand and be required to incur higher costs to secure necessary parts and components of our servers, which could adversely affect our customer relationships and harm our business.
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
We generated a net loss of $54.3 million and $109.7 million for the three and nine months ended September 30, 2023, and as of September 30, 2023, we had an accumulated deficit of $811.4 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past and will continue to face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
Further, we have limited historical financial data and operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

If our information technology systems or data, or those of third parties upon which we rely, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications, or data is compromised, limited or fails, our business could experience materially adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, loss of revenue or profits, loss of customers or sales, reputational harm, and other adverse consequences.*
Our business is dependent on providing our customers with fast, efficient, and reliable distribution of applications and content over the Internet. In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, proprietary, confidential, and sensitive data, including personal information, intellectual property, trade secrets, and encryption keys, including our data and data of our customers, including their end-users (collectively, sensitive information). Maintaining the security and availability of our platform, network, and internal IT systems and the security of information we hold on behalf of our customers is a critical issue for us and our customers, and we may expend significant resources, fundamentally change our business activities and practices, or modify our operations in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.
Cyber-attacks, malicious Internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are difficult to detect, and come from a variety of sources, including threat actors, “hacktivists,” personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We have in the past been subject to cyber-attacks from third parties, including parties who we believe are sponsored by government actors. Since our customers share our multi-tenant architecture, cyber-attacks on any one of our customers could have a negative effect on other customers. These attacks have in the past significantly increased the bandwidth used on our platform and have strained our network. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, account takeover attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, attacks facilitated or enhanced by artificial intelligence, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, and other similar threats. For example, we have experienced DDoS attacks of significant size and severity that caused us to invest resources into improving our systems, and we expect to continue to be subject to DDoS and other forms of attacks in the future, particularly as they have become more prevalent in our industry. Similarly, we have been the target of phishing and social engineering schemes that may be designed to, among other things, improperly gain access to our confidential information or fraudulently obtain payments or funds from us. Further, we are not immune from the possibility of a malicious insider compromising our information systems and infrastructure or misappropriating our confidential information.
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

Applicable privacy and data security obligations may require us to notify relevant stakeholders of security incidents. For example, new SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines penalties, audits, and inspections); additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions or degradation of performance in our services (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform, products, and services, cause us to offer pricing and other concessions, deter new customers from using our platform, products, and services, and negatively impact our ability to grow and operate our business.
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
The markets in which we participate are competitive, and if we do not compete effectively, our business will be harmed.*
The market for cloud computing platforms, particularly enterprise grade products, is highly fragmented, competitive, and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Application and API security vendors like Akamai, Amazon Web Services ("AWS"), Cloudflare, F5, and Thales (Imperva) offer products that compete with ours. We also compete with CDN providers, which now offer serverless edge compute functionality like Akamai (Linode), AWS, and Cloudflare, cloud hosting providers that have added CDN and WAF capabilities like Alphabet (Google Cloud Platform), AWS, and Microsoft (Azure), legacy CDNs, such as Akamai and Edgio, and niche CDN players like Section.io, as well as traditional on-premise data center appliance vendors for load balancing, WAF, and DDoS like Citrix, F5, Thales (Imperva), and Radware. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered. Such acquisitions or partnerships may help competitors achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. We compete on the basis of a number of factors, including:
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
We face substantial competition from legacy CDNs, small business-focused CDNs, cloud providers, traditional data center, and appliance vendors. In addition, existing customers have transitioned or notified us of their intent to transition, and existing and potential customers may in the future transition, off of our platform, or may limit their use, because they pursue a “do-it-yourself” approach to develop their own CDN by putting in place equipment, software, and other technology products for content and application delivery within their internal systems; enter into relationships directly with network providers instead of relying on an overlay network like ours; or implement multi-vendor policies to reduce reliance on external providers like us.
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
•our ability to control costs, including our operating expenses and transmission bandwidth pricing;
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
We rely on third-party hosting services such as AWS, Google, Microsoft Azure, and other cloud providers that facilitate the offering of our platform. Some of these third-party hosting services offer competing products to ours and therefore may not continue to be available on commercially reasonable terms, or at all. These providers may be unwilling to do business with us if they view our platform as a threat. Any loss of the right to use any of the hosting providers could impair our ability to offer our platform and harm our business until we are able to obtain alternative hosting providers.
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
We have experienced growth in various aspects of our business in prior periods. For example, for the three months ended September 30, 2023, and September 30, 2022, our revenue was $127.8 million, and $108.5 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. For example, from December 31, 2021 to December 31, 2022, our edge network increased from 51 to 58 markets and from 31 to 34 countries that are outside of the United States. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.*
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For both the three and nine months ended September 30, 2023, the percentage of revenue generated from customers outside the United States was 27% of our total revenue. As of September 30, 2023, our edge network spans across 58 markets and 34 countries that are outside of the United States. Additionally, we have employees located throughout the world. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of September 30, 2023, approximately 21% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
•political instability, economic sanctions, terrorist activities, or international conflicts, including the ongoing conflicts between Russia and Ukraine and Hamas and Israel, which may impact the operations of our business or the businesses of our customers;
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
We are subject, or may become subject, to stringent and evolving U.S. and foreign laws, governmental regulations, rules, contractual obligations, policies and other legal obligations related to privacy, infrastructure, and data security. Our actual or perceived failure to comply with such obligations could harm our business, by resulting in regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, adverse publicity and reputational damage, loss of revenue or profits, loss of customers or sales and other adverse consequences that may negatively affect the value of our business and decrease the price of our Class A common stock. Compliance with such obligations could also result in costs and liabilities to us or inhibit sales of our products.*
We receive, store, process, collect, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share personal information and other proprietary, confidential, and sensitive data, including intellectual property, trade secrets, encryption keys, and including our data and data of our customers (including their end-users). Our handling of data is subject to a variety of obligations related to privacy and data security, contractual obligations, internal and external privacy policies, guidance, industry standards, and other obligations that govern the processing of personal information. Additionally, we are or may become subject to other laws and regulations around the world with respect to the Internet related to, among other things, content liability, security requirements, critical infrastructure designations, Internet resiliency, law enforcement access to information, net neutrality, data localization requirements, and restrictions on social media or other content.
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

Other states, such as Virginia, Colorado, Utah, and Connecticut, have also passed comprehensive privacy and data security laws, and similar laws have been proposed at the federal, state, and local levels that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Additionally, several jurisdictions around the world, including certain U.S. states and Europe have enacted measures related to the use of artificial intelligence (“AI”) and machine learning in products and services.
Additionally, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. We will be subject to such annual report disclosure requirements starting with our 2023 Form 10-K and we will be subject to such Form 8-K disclosure requirements starting December 18, 2023.
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
In January 2018, the Federal Communications Commission, or the FCC, repealed the “network neutrality” rules adopted during the Obama Administration, which barred Internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the United States Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. On October 19, 2023, the FCC adopted a notice of proposed rulemaking that would reinstate the network neutrality rules, and asked for comment on that proposal and on potential changes to those rules. We cannot predict whether or when the FCC will adopt new rules or the impact of any rules that may be adopted on our operations or business. A number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect, as has a similar law in Vermont, but a challenge to the Vermont law remains pending and has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. In addition, the status of state regimes may be affected by the FCC’s action in its new network neutrality proceeding. We cannot predict whether any FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.
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
Legislation in 2017 informally titled the “Tax Act” significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Future legislation or regulatory guidance, including under the Tax Act or the IRA, or other executive or Congressional actions in the United States may occur, and could ultimately increase or lessen the impact of such taxes on our business and financial condition. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Class A common stock.

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

Unfavorable conditions in our industry or the global economy, including those caused by the Russian military operations and related geopolitical situation in Ukraine and the hostilities in Israel, rising inflation or reductions in information technology spending could harm our business.*
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, banking instability and recession fears are creating a complex and challenging environment for us and our customers. Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. The U.S. capital markets experienced and continue to experience extreme volatility following the global outbreak of the COVID-19 pandemic in 2020, the Russian invasion of Ukraine in 2022, and the more recent hostilities in Israel. While our ability to do business has not been materially affected, the Russian invasion of Ukraine and the global restrictive measures that have been taken, and could be taken in the future, have created significant global economic uncertainty that could prolong and escalate tensions and expand the geopolitical conflict, which could have a lasting impact on regional and global economies, any of which could harm our business and operating results. Further, due to political uncertainty and military actions involving Russia, Ukraine, and surrounding regions, we and the third parties upon which we rely may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to do business. These attacks are expected to continue to occur in the future. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades, prompting the Federal Reserve to increase interest rates. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, currency and interest rate fluctuations, political turmoil, natural catastrophes, warfare, public health issues, such as the COVID-19 pandemic, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a downturn or recession and a decrease in business investments, including spending on information technology, which would harm our business. To the extent that our platform and our products are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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
Risks Related to Ownership of Our Class A Common Stock
Our stock price may be volatile, and the value of our Class A common stock may decline.*
Historically, our stock price has been volatile. During the year ended December 31, 2022, our stock traded as high as $36.61 per share and as low as $7.15 per share, and from January 1, 2023 to November 1, 2023, our stock price has ranged from $24.31 per share to $7.97 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
•potential equity or debt financings;
•changes in the anticipated future size and growth rate of our market; and
•general political, social, economic, regulatory, and market conditions, in both domestic and our foreign markets, including the effects of global events like the war in Ukraine and the more recent hostilities in Israel on the global economy, labor shortages, supply chain disruptions, inflation, increased interest rates, banking instability and slow or negative growth of our markets.
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
As of September 30, 2023, we have outstanding a total of 131 million shares of Class A common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026.
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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Brett Shirk, Chief Revenue Officer (1)	Adoption	08/21/2023	X	—	128,000	—	12/31/2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Brett Shirk, Chief Revenue Officer, entered into a Rule 10b5-1 Plan on August 21, 2023. Mr. Shirk’s plan provides for the potential sale of up to 128,000 shares of the Company’s Class A Common Stock; provided, however, because certain of Mr. Shirk’s planned sale amounts are equal to a designated percentage of the net number of shares resulting from RSUs vesting, of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, the maximum number of shares to be sold may be less. The plan expires on December 31, 2024, or upon the earlier completion of all authorized transactions under the plan.

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

FASTLY, INC.

November 2, 2023	By:	/s/ Todd Nightingale
Todd Nightingale Chief Executive Officer (Principal Executive Officer)

November 2, 2023	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)