Form 10-K
period 2023-12-31
Fastly, Inc.
filed 2024-02-22
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $15.77 for a share of the Registrant’s Class A common stock on June 30, 2023 (the last business day of the registrant's most recently completed second quarter), as reported by the New York Stock Exchange on such date, was approximately $2.0 billion.

As of February 16, 2024, 134.2 million shares of the registrants’ Class A common stock were outstanding.

Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” "design,” “estimate,“ “expect,” "intend,” “may,” “plan,” “potentially,” “predict,” “project,” "should,” “will,” "would,” “target,“ or the negative of these terms or other similar expressions.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K, regarding, amongst other things:
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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.fastly.com/investors), our filings with the Securities and Exchange Commission, our corporate X account (@Fastly), our blog (www.fastly.com/blog), our corporate LinkedIn account (www.linkedin.com/company/fastly), webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about us, our products, and other issues. It is possible that the information that we make available on these mediums may be deemed to be material information. We therefore encourage investors and others interested in us to review the information that we make available through these channels.

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

•Component delays, shortages or price increases could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers. Our operating results could be materially harmed if we are unable to adequately manage our server needs.
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
The edge cloud is a category of Infrastructure as a Service (“IaaS”) that enables developers to build, secure, and deliver digital experiences, at the edge of the Internet. This service represents the convergence of the Content Delivery Network (“CDN”) with functionality that has been traditionally delivered by hardware-centric appliances such as Application Delivery Controllers (“ADC”), Web Application Firewalls (“WAF”), Bot Detection, Distributed Denial of Service (“DDoS”), and observability solutions. It also includes the emergence of a new, but growing, edge computing market which aims to move compute power and logic as close to the end user as possible. When milliseconds matter, processing at the edge is an ideal way to handle highly dynamic and time-sensitive data. This has led to its acceptance and adoption by organizations who monetize or grow their user base with every millisecond saved. Organizations that want to improve their user experience, whether it’s faster loading websites or reduced shopping cart abandonment, can benefit from processing at the edge. The edge cloud complements data center, central cloud, and hybrid solutions.
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
We serve established enterprises, mid-market companies, and technology-savvy organizations. Our customers represent a diverse set of organizations across many industries with one thing in common: they care about delivering best-in-class digital experiences. With our edge cloud platform, our customers are disrupting existing industries and creating new ones. For example, several of our customers have reinvented digital publishing by connecting readers through subscription models to indispensable content. Fastly’s ability to dynamically manage content in real time enables readers to have instant access to the most up to date information.
Our customers’ ecommerce solutions use Fastly's edge compute functionality to deliver very low-latency customer experiences, including providing better recommendations to their shoppers, converting more shopping carts into sales and executing fast and secure financial transactions. Content streaming organizations leverage Fastly's platform to deliver content to users around the world and those that livestream gain easy access to enormous edge compute resources for even greater reliability. The range of applications that developers build with our edge cloud platform continues to expand rapidly.
Our mission is to make the Internet a better place where all experiences are fast, safe, and engaging. We want all developers to have the ability to deliver the next transformative digital experience on a global scale. And because big ideas often start small, we love it when developers experiment and iterate on our platform, coming up with exciting new ways to solve today’s complex problems.
For the fiscal years ended December 31, 2023, 2022 and 2021, our revenue was $506.0 million, $432.7 million, and $354.3 million, respectively. We continue to invest in our business and had a net loss of $133.1 million, $190.8 million and $222.7 million for the fiscal years ended December 31, 2023, 2022 and 2021, respectively.

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
Fastly was founded in an era where legacy CDNs were failing to keep up with the explosive growth of user-generated content and demands for faster, more personalized websites and apps. Legacy CDNs could not cache highly dynamic content at the edge–they had to continuously go back to origin to fetch this content, driving up egress costs. Deploying changes meant, at best, hours-long waits for configurations to propagate. At worst, it meant being forced to engage professional services at a cost of hundreds of dollars an hour. Legacy CDNs also failed to provide real-time visibility. Traffic logs were provided in batch format, meaning the data could be anywhere from 15 minutes to several hours old, making it impossible to monitor performance and get instant feedback.
With a view to addressing these challenges, we have taken a fundamentally different approach to architecting our platform.
•Powerful POPs. We have architected our Points of Presence (“POPs”) using robust customized servers with incredible processing density. As a result, our POPs require minimal footprint and yield colocation cost savings compared to traditional POP architectures. We have located these POPs near major cloud providers and peered with Internet exchange points around the world, so that we can deliver content as close to end users as possible. Because our POPs are powerful and well-connected to the Internet, we are able to operate fewer of them and still achieve optimal performance relative to traditional POPs.
•Software-defined network. We have built a smarter network using fast switches and routing intelligence at the server layer. This has allowed us to provide real-time responses by ensuring our customers’ traffic is routed in the most optimal manner on our network.
•Network Resilience. Our network is built to withstand common performance degradation or connectivity issues with internet transit providers. With fast path failover we automatically detect and re-route underperforming edge connections at the transport layer. Precision Path detects underperforming origin connections and automatically reroutes the connection to the best alternative in real-time. AutoPilot is an automated egress traffic engineering solution which enables us to reliably deliver high traffic events without manual intervention.
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
To address this need, we built a powerful compute environment on top of our programmable platform. We give customers access to our serverless compute environment through our compute offering, Fastly Compute. App developers can use this offering to build high performance, personalized apps on our programmable edge without the complexity of managing the underlying infrastructure. We knew our customers would need this environment to be scalable, fast and secure so we chose its building blocks carefully:
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
Network Services
Fastly is an extension of our customers’ infrastructure. Our Network Services are designed to speed up and optimize the delivery of web and application traffic while ensuring developers and engineers do not lose visibility or control. Whether customers are looking to deliver engaging web and streaming experiences to their users, move apps to the cloud or scale their DevOps practices, our Network Services provide the speed, security and flexibility needed.

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
•Instant Purge. Allows customers to clear the cached copy of their content globally in milliseconds, not seconds. We allow customers to send a command to our platform that invalidates an old version of their content throughout our global edge infrastructure. This causes a new version of content to be retrieved from the application server the next time it is requested. This feature enables our customers to serve highly dynamic content at the edge more quickly and allows for delightful application experiences. Rapidly changing content like shopping cart items, flight search results, sports scores, or current weather conditions in any given location can all be served faster from the network edge.
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
•Reliability Features. Support the availability of customer content with features including origin health checks, a ‘grace mode’ feature that will continue serving content even when customer origin(s) fail, Multipath TCP, and real time error dashboards and API feeds that are backed by a 100% uptime Service Level Agreement (“SLA”).
•Fanout. Enables customers to push data in real time to many users, such as synchronous communication of messages in a chatroom, server updates to IoT devices and other types of data between devices. Realtime messaging is used in a wide range of data streaming applications, including IoT, live commenting, end user notifications, chat and more.
•Domainr. Provides customers with a real-time and programmatic means for checking domain availability. A programmatic solution for verifying trust for domains is especially useful for platform customers. Using Domainr's APIs, customers can embed these functions directly into their workflows.
•Modern protocols and performance. Helps our customers, and the Internet in general, receive the best possible performance regardless of user device, connectivity or location though supporting the development of next generation web technologies and protocols such as HTTP/3, QUIC, client hints and HTTP prioritization.

•Privacy. Fastly offers several privacy enablement capabilities. Our OHTTP Relay solution provides fast, reliable separation and isolation of end user data, while passing along non-identifying requests to the business server. Fastly’s OHTTP Relay is designed to enhance online privacy for users of several of the largest internet vendors. Fastly has worked with others to develop and standardize the technology behind Private Access Tokens. As an alternative to CAPTCHAs, Privacy Access Tokens provide better user privacy by helping ensure there is no leakage of non-essential data.
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
•Certainly: In August 2023, we launched Certainly, our own publicly-trusted TLS Certification Authority (“CA”). Fastly customers can use a certificate issued by Certainly to secure any website or API endpoint served by our CDN.

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
Security
Security is an essential part of every online business, and customers rely on Fastly to help rapidly secure their business-critical websites, apps, and APIs. Our modern approach to application security provides the accuracy, flexibility, and ease-of-use that our customers have come to know and expect. Fastly provides a range of security solutions for businesses that focus on protecting websites, apps, and APIs from various threats, including DDoS attacks, application layer attacks and abusive behavior from automated software. These solutions are designed to be real-time, scalable, and customizable, offering businesses the ability to tailor their security to their specific needs. With a focus on performance and flexibility, Fastly enables businesses to safeguard their digital experiences.
Next-Gen WAF. Our next-generation Web Application Firewall (“WAF”) protects applications from malicious attacks that seek to compromise apps and APIs. Our solution requires no tuning, and is more accurate than the traditional rule or signature-based approaches. Our WAF can be installed in any infrastructure: cloud, container, on-premise data center or hybrid environments or at the edge. Key features include:
•Bot Management. Bad bots can perform content scraping, tie up system resources, perform account brute forcing and other harmful actions. Our solution monitors web application and API traffic for automated bot activity, allowing customers to automatically block malicious bot-generated web requests, while providing access for wanted or verified bots.
•API Protection. Attackers often target sensitive APIs, attempting to validate stolen credit cards, perform ecommerce gift card fraud or obtain patient healthcare records. We help customers stop API abuse by enabling them to monitor for unexpected values and parameters submitted to API endpoints, and block unauthorized requests.
•ATO Protection. Account takeover (“ATO”) occurs when attackers use authentication credentials to take over legitimate user accounts. Attackers test stolen credentials in an automated manner called “credential stuffing.” Our Account Takeover Protection empowers customers to automatically block and alert on credential stuffing attacks.
Advanced Rate Limiting. Advanced Rate Limiting enables customers to stop malicious and anomalous high volume web requests and reduce resource consumption while allowing legitimate traffic through to application and API endpoints—doing so means companies can provide a superior customer experience that scales to meet increasing demand.
DDoS. Our DDoS protection is an always-on service that provides immediate protection from network and application layer attacks, so web apps and APIs are always available and performant. Our high-bandwidth, globally distributed network is built to absorb DDoS attacks without impacting performance. Customers can respond to attacks in real time, filtering and rate limiting malicious requests at the network edge, before they reach the customers' origin.
Compliance. We speed up the caching and delivery of sensitive content at the edge, helping customers meet data compliance and privacy regulations such as the Health Insurance Portability and Accountability Act (“HIPAA”), the European Union's General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“U.K. GDPR”), in addition to industry standards such as PCI Data Security Standard and SOC. Fastly is also certified to the ISO/IEC 27001:2013 standard for its Information Security Management System. Our Assurance Services offering includes support for additional documentation and audit procedures for customers with these needs.

Compute
Fastly Compute allows app developers to build high performance, personalized apps on Fastly's programmable edge without the cost and complexity of managing the underlying infrastructure. Like all our offerings, Compute is built to be secure, performant and scalable.
Compute supports a multitude of use cases, including:
•Enhancing Search Engine Optimization ranking by managing redirects at the edge to improve site performance and gain real-time visibility;
•Lowering infrastructure costs and offering faster personalized experiences by generating unique user tokens for authentication; and
•Enabling low latency ad personalization by allowing our customers to serve ads quickly from the edge based on user data.
Key features of Compute include:
•Serverless execution environment: Compute offers a fast, secure serverless code execution engine. It allows customers to deploy code across Fastly’s global edge cloud infrastructure, and execute the code close to the user for low latency. Compute also exposes the power of Fastly’s global infrastructure via a set of powerful developer API’s for fine grained programmatic control (e.g. Cache API’s).
•Language support. Compute works with any WASM-supported languages, including JavaScript, Rust, Go, Ruby and more. Customers also have the ability to create their own language Software Development Kits. Support for languages that developers already know and want to code in is key for adoption and we will continue to add more over time.
•Data. Compute has a number of features that makes it easier and faster to access data at the edge instead of having to go back to the central cloud. This helps developers innovate faster and unlocks more latency-sensitive use cases at the edge.
◦KV Store. KV Store offers global, durable storage for compute functions at the edge. With fast reads and writes from both the edge or via API, customers can store, control, or cache their data to reduce origin dependency and unlock new use cases.
◦Config Store. Developers want to iterate fast when developing applications. Config Store supports this by allowing them to store multiple common code configurations at the edge, which they can then deploy instantly, instead of having to push new code for every single configuration change.
◦Secret Store: Secret Store is a secure and performant storage system for Compute customers' most sensitive data like API keys, passwords, certificates, and other credentials. It leverages the Hashicorp vault to centrally store, access, and manage secrets across Fastly's cloud infrastructure.

•Visibility. In addition to real-time logs and metrics, which all our products benefit from, Compute also features log tailing and tracing to improve developer visibility.
◦Log Tailing. We give customers visibility into log messages from their applications so they can quickly identify bugs all within their terminal of choice with Fastly Command Line Interface. This helps avoid difficult third party log management and debugging challenges.
◦Tracing. For customers building apps with Compute, we tag individual end-user requests with unique identifiers and maintain request tracing parameters by tracking when users enter and exit our serverless platform. This feature allows developers to more easily track the performance of application functions post-deployment.

•Developer Experience. Our award-winning Developer Experience team and products exist to bring success to all developers from their first interaction with Fastly to serving billions of requests per second. The team works cross functionally to advocate for developers across Fastly’s product line, defining and teaching best practices that foster developer success.
◦Developer Relations. The Developer Relations team guides developers through training materials, events, and tooling aimed at building a deep understanding of our products. By maintaining code samples published to Fastly Developer Hub and building testing tools like Fastly Fiddle, we engage developers with our products, such as Compute, that integrate directly into DevOps tools and internal developer platforms. We also facilitate testing on our platform with rapid global deploy times and live logs, in addition to debugging.
•Glitch. In order to expand our product offerings to more developers, we acquired Glitch, Inc. (“Glitch”) in May of 2022. Glitch is a popular tool for web-based development with a total lifetime user count of over 2.6M registered developers as of December, 2023. We are now working on integrating Compute with Glitch’s easy-to-use interface, so Glitch’s community of developers can seamlessly deploy code to Fastly’s serverless compute environment.
•Open Source Support. Our Fast Forward program is designed to empower and support developers, open source projects, and nonprofits that share our vision of an internet that is free, open, and safe for all. Any eligible open source project can apply to receive free Fastly products.
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
•Edge Observer: Provides per-second visibility and historical reporting on the performance and activity of multiple Fastly services in a single pane of glass. Metrics and logs along with every part of the request path are available for consumption in real-time without adding latency.

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
•Managed Security Service. The Fastly Managed Security Service is a full-service offering for our Next-Gen WAF, DDoS and Edge Rate Limiting customers who require comprehensive monitoring over their environments.
•Response Security Service. Fastly’s Response Security Service provides Next-Gen WAF customers with priority, direct access to Fastly’s Customer Security Operations Center 24/7/365 along with regular configuration maintenance and an industry-leading response SLA.
Managed CDN. Fastly’s Managed CDN provides maximum control and flexibility. We deploy our edge cloud network on dedicated POPs within a customer’s private network at locations of their choosing. Our service can be used exclusively, or as part of a hybrid, multi-CDN strategy.
Support Plans. Fastly offers three levels of support plans and available technical support add-ons with dedicated technical specialists and account managers that provide extended security expertise.
•Standard. The Standard support plan gives every Fastly customer immediate access to our Community Forum and extensive documentation. Customer support is available via email during business hours.
•Gold. The Gold support plan offers enhanced product support, priority routing for support cases, and expedited 24/7 incident response times.
•Enterprise. Enterprise level support equips customers with 24/7 online support for incidents and general inquiries, 15-minute escalation response times, phone support, access to a private Slack channel, and a team of technical experts to help optimize a customer’s Fastly service, including compliance support.
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
With the goal of making it easier for customers to do business with us, we will continue to build out a single, unified platform where they can access and manage all their Fastly services in one place. We will simplify customer onboarding and service usage, through easy access to self-training information from within the Fastly app, and more code samples and support. In 2023, we simplified our pricing and packaging in order to make it easier for customers to buy and renew our services.
We launched our Next-Gen WAF in Q1 of 2022. This enables us to protect customers’ applications and APIs on premise, in the cloud and on the edge. We plan to continue to invest in application security with the goal of making it easier for developers to seamlessly protect their apps and APIs wherever they are without impacting performance.

•Expansion into additional vertical markets. Our platform offers a broad range of capabilities. Our differentiated high performance and low-latency delivery network and edge compute platform, as well as enhanced security capabilities, allows us to serve the needs of our existing customers and continue to add customers from a diverse set of industries.
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
•Grow our technology partner ecosystem. We operate between and complement the “big 3” origin cloud platforms, Amazon Web Services (“AWS”), Microsoft (Azure), and Google Cloud Platform, and a growing community of companies that provide big data, machine learning, and security solutions. In this sense, we act as the unifying layer for a growing number of cloud services. As customers consume more cloud and software as a service (“SaaS”) offerings, we can create additional value and grow with these partners.
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
Resellers work with Fastly’s sales and presales teams to scale sales cycle support. This helps expand our worldwide network of partners dedicated to protecting and delivering customers’ content. We have expanded the reach and breadth of these partners to include cross-selling delivery and security products. We have made significant investments in this area by adding additional channel sales and marketing resources, technical training and enablement, a new partner portal, enhanced pricing and packaging offerings, and an elevated partner program to offer partners even more benefits.
Cloud Partners. We integrate with major cloud providers to enhance their services and create solutions that are powerful, scalable, and secure. We have exclusive Private Network Interconnects (PNIs) and peering arrangements with key cloud providers such as Google Cloud Platform, AWS, and others to eliminate or minimize egress fees, enhance security, and improve overall performance. We are also available for purchase on the Google Cloud Marketplace and AWS Marketplace which can help eliminate the need for customers to have separate billing arrangements and makes Fastly services eligible for Google Cloud and AWS committed spends. We have strong go-to-market relationships with our cloud partners which allow us to access the benefits of their partner programs like joint business planning, co-selling, account support, added marketing funding, and more.
Integration Partners. We integrate with a number of third party partners who offer complementary technology across a number of strategic use-cases and industries. These partners help expand our reach into new markets by offering customers a solution that seamlessly integrates with their existing technology stack making our technology even stickier. Here are some examples:
•Security: Our Next-Gen WAF seamlessly integrates with third-party tools to help customers enhance their workflows, empower DevOps processes, increase their security visibility, and drive operational efficiencies. Examples include: VMware (Tanzu), Palo Alto Networks, Cisco, Datadog, Citrix, PagerDuty and more.
In May 2023, we announced a partnership with A10. The Fastly Next-Gen WAF was integrated into the A10 ADC appliances and offered as an optional Application Security control for their customers. The A10-Fastly partnership gives us access to new customers, many of whom use their own data centers, have less of a public cloud footprint, and are located in different geographic areas than Fastly's traditional customer base.
•Logging & Analytics: Our real-time logging feature integrates with more than 20 logging endpoint partners to allow customers to customize and visualize their edge data for better monitoring of performance and security anomalies. Examples include: DataDog, Looker (Google Cloud), SumoLogic, Logentries, Google Cloud Platform, Microsoft (Azure Blob Storage), and more.
•Compute: We work with a growing ecosystem of partners who are tapping into our powerful Compute serverless technology to extend their solutions across a variety of different use-cases.
•Media & Entertainment: We have partnerships across a number of technology providers in the media & entertainment industry to enhance our edge platform’s performance features, modern security offerings, and real-time metrics.
Competition
Our platform spans several markets from cloud computing and cloud security to CDNs. We segment the competitive landscape into six key categories:
•Legacy CDNs like Akamai and Edgio;
•Application and API security vendors like Akamai, AWS, Cloudflare, F5, and Thales (Imperva);
•Point CDN players like Bunny CDN, CDNetworks, and CDN77;
•CDN providers, which now offer serverless edge compute functionality like Akamai (Linode), and Cloudflare;
•Cloud hosting providers (or public cloud providers) that have added CDN & WAF capabilities like AWS, Google Cloud Platform, and Microsoft (Azure); and
•Traditional on-premise, data center appliance vendors for load balancing, WAF, and DDoS like F5, Thales (Imperva), NetScaler, and Radware.
The principle competitive factors in our market include:
•platform functionality, scalability, performance, ease of use, ease of integration and programmability, reliability, security availability, and cost effectiveness;

•global network coverage and availability;
•ability to support modern application development processes and utilize new and proprietary technologies to offer services and features previously not available in the marketplace;
•ability to identify new markets, applications, and technologies;
•ability to attract and retain customers;
•brand, reputation, and trustworthiness;
•credibility with developers;
•quality of customer support;
•ability to recruit software engineers and sales and marketing personnel;
•ability to protect intellectual property; and
•ability to identify opportunities for acquisitions and strategic relationships and successfully execute on them.
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

Employees
As of December 31, 2023, we had a total of 1,207 employees worldwide and 250 employees located outside of the United States; 46% of our employees resided within 50 miles of a Fastly office and 54% of our employees worldwide were considered remote, which means they resided more than 50 miles from a Fastly office or in locations where we do not have a Fastly office presence. We will continue to search for the best possible talent for every role and cultivate best-in-class in-office and remote employee experiences.
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
•International expansion
Fastly’s marketing efforts have a significant impact on new logo acquisition and demand generation. We are focused on optimizing the return on our marketing investment to drive demand across our portfolio and regions.
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
We also provide several options for premier, hands-on support from a team of highly-technical senior support engineers and technical account managers. They act as a single point of contact for our support, product, and engineering teams. Our support model is global, with 24/7 coverage and support offices located in North America, EMEA, and APAC.
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
Our philosophy of customer empowerment guides our research processes. Our product managers regularly engage with customers and developers, DevOps and site reliability engineering communities, as well as our internal stakeholders and subject matter experts, in order to understand customer needs. Our engineering team includes experts with deep experience who intimately understand customers’ technical challenges and build solutions accordingly.
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
As of December 31, 2023, we had 422 employees in our research and development group. Our research and development expenses were $152.2 million for the year ended December 31, 2023.
Infrastructure
Our infrastructure team is responsible for the design, deployment, and maintenance of the servers and network hardware that form the foundation of our mission critical edge cloud environment in 79 markets as of December 31, 2023. We invest in research into global Internet geography to identify optimal colocation site selection, network partner identification, and network-to-network interconnection opportunities. These activities allow us to connect in close proximity to core Internet backbones and Internet service providers, thereby enhancing network performance. We carefully evaluate and test hardware from leading server, network, and component manufacturers to assess their compliance with our workload performance, system efficiency, and mean time-to-repair standards. In our process, we evaluate commodity server and network platforms to avoid vendor lock-in, while optimizing the mix of components in an effort to improve efficiency and optimize our capital expenditures. We intend to grow the number of data center colocation sites as traffic on our network grows and as demands for new markets justify investment.
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
As of December 31, 2023, in the United States, we had 103 issued or allowed patents, which expire between August 2033 and February 2042, and 19 patent applications pending for examination. As of such date, we also had 24 issued patents and 10 patent applications pending for examination in foreign jurisdictions and one Patent Cooperation Treaty patent application pending for examination, all of which are related to U.S. patents and patent applications. In addition, as of December 31, 2023, we had 19 registered trademarks and one pending trademark in the United States.
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

Item 1A.     Risk Factors
Investing in our Class A common stock involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding to invest in our Class A common stock. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, customer growth, results of operations, financial condition, or prospects. Any of these events could cause the trading price of our Class A common stock to decline, which would cause our stockholders to lose all or part of their investment. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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
We currently serve our customers from our POPs located around the world. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. However, we have not developed redundancies for all aspects of our platform. We depend, in part, on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, armed conflict, public health issues, such as a pandemic or epidemic, and similar events. In some cases, third-party cloud providers run their own platforms that we access, and are, therefore, vulnerable to their service interruptions. In the event that there are any defects or errors in software, failures of hardware, damages to a facility, or misconfigurations of any of our services, we may have to divert resources away from other planned work, could experience lengthy interruptions in our platform, and also incur delays and additional expenses in arranging new facilities and services. Our customers may choose to divert their traffic away from our platform as a result of interruptions or delays. Disaster recovery arrangements, including the existence of redundant data centers that are designed to become active during certain lapses of service, may not function as intended, and any disruptions to our service could harm our business.
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
Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 37% and 35% of our revenue in the trailing 12 months ended December 31, 2023 and 2022, respectively. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 12% and 11% of our revenue in the trailing 12 months ended December 31, 2023 and 2022, respectively. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ business may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
Component delays, shortages or price increases could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers. Our operating results could be materially harmed if we are unable to adequately manage our server needs.
Our business depends on the timely supply of certain parts and components to construct our servers. We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components, including pricing changes as a result of inflationary pressures. The COVID-19 pandemic caused disruptions and delays for these components and the delivery and installation of such components at our colocation facilities, in addition to pricing increases. If our supply of certain components is further disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components has in the past and may in the future limit capacity expansion or replacement of defective or obsolete equipment, or cause other constraints on our operations that could damage our customer relationships and harm our business.
To ensure adequate supply of parts and components, we must forecast server needs and expenses and place orders sufficiently in advance with our suppliers based on estimates of future demand for network capacity. As we continue to experience growth, we may face challenges managing adequate server capacity due to potential component delays, shortages, price increases, hardware efficiencies gained through internal development, or any potential changes in server architecture including due to technological advances or obsolescence. We may incur charges in future periods related to server management or incorrectly forecast our network capacity needs in future periods. If we have excess server capacity, we have in the past and may need to continue to write-down or write-off server assets, which may materially harm our operating results. For example, in the year ended December 31, 2023, we recognized computer and networking equipment related write-off charges of $4.3 million. Conversely, if we underestimate network capacity needs, we may in future periods be unable to meet demand and be required to incur higher costs to secure necessary parts and components of our servers, which could adversely affect our customer relationships and harm our business.
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
We generated a net loss of $133.1 million for the year ended December 31, 2023 and, we had an accumulated deficit of $834.8 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past and will continue to face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
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
Our business is dependent on providing our customers with fast, efficient, and reliable distribution of applications and content over the Internet. In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, proprietary, confidential, and sensitive data, including personal information, intellectual property, trade secrets, and encryption keys, including our data and data of our customers, including their end-users (collectively, sensitive information). Maintaining the security and availability of our platform, network, and internal IT systems and the security of information we hold on behalf of our customers is a critical issue for us and our customers, and we expend significant resources, and may need to fundamentally change our business activities and continue to modify our practices and operations, in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code , malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, account takeover attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, attacks facilitated or enhanced by artificial intelligence (“AI”), loss of data or other information technology assets, adware, telecommunications failures, natural disasters, and other similar threats. For example, we have experienced DDoS attacks of significant size and severity that caused us to invest resources into improving our systems, and we expect to continue to be subject to DDoS and other forms of attacks in the future, particularly as they have become more prevalent in our industry. Similarly, we have been the target of phishing and social engineering schemes that may be designed to, among other things, improperly gain access to our confidential information or fraudulently obtain payments or funds from us. Further, we are not immune from the possibility of a malicious insider compromising our information systems and infrastructure or misappropriating our confidential information.
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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Further, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

Applicable privacy and data security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors of security incidents. For example, SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident. Compliance with such disclosure efforts is costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines penalties, audits, and inspections); additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions or degradation of performance in our services (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform, products, and services, cause us to offer pricing and other concessions, deter new customers from using our platform, products, and services, and negatively impact our ability to grow and operate our business.
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
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and regulatory changes, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new products that satisfy and are adopted by our customers and provide enhancements, new features, and capabilities to our platform that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. Further, some of our prospective customers may require custom development of features as part of their purchase decision, or our existing customers may require us to develop custom features. If we are unable to meet their requirements, they may look to our competitors or internal solutions that eliminate reliance on third-party providers, and our revenue and operating results could be adversely affected. Further, prioritizing such custom features can be difficult to adapt to other customers and may require significant engineering resources. If new technologies emerge that enable large Internet platform companies to utilize their own data centers and implement delivery approaches that limit or eliminate reliance on third-party providers like us, or that enable our competitors to deliver competitive products and applications at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete. If our platform does not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our platform and new customers will be less likely to adopt our platform.
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
Moreover, our platform is highly technical and complex. For example, our delivery products rely on knowledge of the VCL to utilize many features of this platform. Potential developers may be unfamiliar or opposed to working with VCL and therefore decide to not adopt our platform, which may harm our business.
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
The market for cloud computing platforms, particularly enterprise grade products, is highly fragmented, competitive, and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Application and API security vendors like Akamai, Amazon Web Services (“AWS”), Cloudflare, F5, and Thales (Imperva) offer products that compete with ours. We also compete with CDN providers, which now offer serverless edge compute functionality like Akamai (Linode), and Cloudflare, cloud hosting providers (or public cloud providers) that have added CDN and WAF capabilities like Alphabet (Google Cloud Platform), AWS, and Microsoft (Azure), legacy CDNs, such as Akamai and Edgio, point CDN players like Bunny CDN, CDNetworks, and CDN77, and traditional on-premise data center appliance vendors for load balancing, WAF, and DDoS like F5, Thales (Imperva), NetScaler and Radware. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered. Such acquisitions or partnerships may help competitors achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. We compete on the basis of a number of factors, including:
•our platform’s functionality, scalability, performance, ease of use, ease of integration and programmability, reliability, security availability, and cost effectiveness relative to that of our competitors’ products and services;
•our global network coverage and availability;
•our ability to support modern application development processes and utilize new and proprietary technologies to offer services and features previously not available in the marketplace;
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
The market for edge computing is still developing. There is considerable uncertainty over the size and rate at which this market will grow, as well as whether our platform will be widely adopted. Our success will depend, to a substantial extent, on the widespread adoption of our platform as an alternative to other solutions, such as legacy CDNs, and CDNs focused on enterprise data centers, central cloud, and small businesses. Some organizations may be reluctant or unwilling to use our platform for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability, and security of cloud-based offerings or lack of awareness of the benefits of our platform. Moreover, many organizations have invested substantial personnel and financial resources to integrate traditional on-premise services into their businesses, and therefore may be reluctant or unwilling to migrate to cloud-based services. Our ability to expand sales of our product into new and existing markets depends on several factors, including potential customer awareness of our platform; the timely completion of data centers in those markets; introduction and market acceptance of enhancements to our platform or new applications that we may introduce; our ability to attract, retain and effectively train sales and marketing personnel; our ability to develop relationships with partners; the effectiveness of our marketing programs; the pricing of our services; and the success of our competitors. If we are unsuccessful in developing and marketing our product into new and existing markets, or if organizations do not perceive or value the benefits of our platform, the market for our product might not continue to develop or might develop more slowly than we expect, either of which may harm our business.
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
Usage of our platform accounts for substantially all of our revenue, and as a result, our operating results could suffer from a reduction in usage.
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
We have limited experience with respect to determining the optimal prices for our products and, as a result, we have in the past changed our pricing model and expect that we may need to do so in the future, including as a result of inflationary pressures. In addition, during 2023 we introduced the option for customers to purchase product packages with single price points and set limits on usage. We do not charge for overages on these single price point product packages. We do not know whether our current or potential customers will accept these packages or the impact these packages will have on our existing usage-based pricing model. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
We rely on third-party hosting services such as AWS, Google Cloud Platform, Microsoft (Azure), and other cloud providers that facilitate the offering of our platform. Some of these third-party hosting services offer competing products to ours and therefore may not continue to be available on commercially reasonable terms, or at all. These providers may be unwilling to do business with us if they view our platform as a threat. Any loss of the right to use any of the hosting providers could impair our ability to offer our platform and harm our business until we are able to obtain alternative hosting providers.
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
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, product managers, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales, operations, and security professionals. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences, and the competition for such diverse personnel is significant. The market for such talented personnel is competitive. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer, including, in some cases, large equity packages and cash incentive bonuses. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. In order to manage attrition, including as a result of recent stock price decreases and market volatility on the perceived value of our equity awards, we have issued, and may continue to issue, additional equity awards and increased cash compensation to attract and retain employees, which may impact our results of operations or be dilutive to stockholders. Moreover, the increase in the number of equity awards has reduced the number of shares available for us to grant under our equity incentive plan. We also face significant competition in hiring and attracting qualified employees in all aspects of our business, and the move by companies to offer a remote or hybrid work environment has increased the competition for such employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our ability to maintain and enhance our platform, develop and deliver new products, fix bugs, support our existing customers, attract new customers, respond to competitive pressures, and otherwise execute our business plan would be harmed.

We rely on the performance of highly skilled personnel, including our senior management and other key employees, and the loss or transition of one or more of such personnel, or of a significant number of our team members, could harm our business.
We believe that our success has depended, and continues to depend, on the efforts and talents of senior management and key employees, including Artur Bergman, our Chief Architect and Todd Nightingale, our Chief Executive Officer. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, Todd Nightingale began serving as our new Chief Executive Officer, effective September 1, 2022. Such changes in our executive management team may be disruptive to our business. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. We are also dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management, including Mr. Nightingale and Mr. Bergman, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

Our past growth may not be indicative of our future growth and we may not be able to manage our growth effectively.
We have experienced growth in various aspects of our business in prior periods. For example, for the years ended December 31, 2023, 2022, and 2021, our revenue was $506.0 million, $432.7 million and $354.3 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
We may need to engage in equity or debt financings to secure additional funds, in particular if we are required to repay our outstanding convertible notes in cash. Additional financing may not be available on favorable terms, if at all, and any additional financing will need to be in compliance with the terms of our Credit Agreement with the lenders from time to time party thereto and First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as

Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank) (as amended, restated, amended and restated, supplemented, restructured, or otherwise modified from time to time, the “Credit Agreement”).

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the year ended December 31, 2023, the percentage of revenue generated from customers outside the United States was 27% of our total revenue. As of December 31, 2023, our edge network spans across 58 markets and 34 countries that are outside of the United States. Additionally, we have employees located throughout the world. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of December 31, 2023, approximately 21% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
•political instability, economic sanctions, terrorist activities, or international conflicts, including ongoing conflicts between Russia and Ukraine and Hamas and Israel, which may impact the operations of our business or the businesses of our customers;
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, fair value of assets acquired and liabilities assumed for business combinations, useful lives and realizability of long-lived assets including our goodwill and intangible assets, income tax reserves, and accounting for stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
We are subject, or may become subject, to stringent and evolving U.S. and foreign laws, governmental regulations and rules, and contractual obligations, industry standards, policies and other obligations related to privacy, infrastructure, and data security. Our actual or perceived failure to comply with such obligations could harm our business, by resulting in regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, adverse publicity and reputational damage, loss of revenue or profits, loss of customers or sales and other adverse consequences that may negatively affect the value of our business and decrease the price of our Class A common stock. Compliance with such obligations could also result in costs and liabilities to us or inhibit sales of our products.
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
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy and data security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (“CPRA”), collectively ("CCPA") applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation), as well as a private right of action for individuals affected by certain data breaches to recover significant statutory damages.
Similar laws have been proposed in several other states and at the federal and local levels, and we expect more states to pass similar laws in the future, which could increase our compliance costs and adversely affect our business.
Our customers may deploy AI models or technologies using our platform, and our employees and personnel may use AI to perform their work. Governments have passed and are likely to pass additional laws regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development, deployment and use of AI, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. If we cannot use or are restricted in using AI technologies, or deployment of AI by our customers using our platform is affected, our business may be less efficient, or we may be at a competitive disadvantage.

Outside of the United States, an increasing number of foreign laws and regulations apply to privacy and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), (collectively “GDPR”) Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canada’s Anti-Spam Legislation (“CASL”), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing the personal information of individuals. For example, under the GDPR, government regulators may impose restrictions or injunctions on data processing, and fines of up to 20 million euros (£17.5 million) or 4% of annual global revenue, whichever is greater. The GDPR also provides for private litigation related to the processing of personal information, which can be brought by classes of data subjects or consumer protection organizations authorized by law to represent the interests of such classes. European legislative proposals and existing laws and regulations also apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Furthermore, there is a new regulation in the EU related to AI that will impose onerous obligations related to the use of AI-related systems and may require us to change our business practices. We may also become subject to new laws in the EU that regulate cybersecurity and non-personal information, such as the European Data Act. Depending on how these laws are interpreted, we may have to adapt our business practices and products to comply with such obligations.
Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer information across jurisdictions. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal information to the United States and other countries whose privacy and data security laws are generally believed to be inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border personal information transfer laws. Although there are currently various mechanisms that may be used to lawfully transfer personal information to the United States, such as the standard contractual clauses for transfers from the EEA and UK, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States or elsewhere. Certain countries outside Europe (e.g., Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal information across borders, any of which could increase the cost and complexity of doing business.

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

In addition to government regulation, privacy advocates, and industry groups may propose new and different self-regulatory standards that may apply to us. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy and data security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. We may also be bound by contractual obligations related to privacy and data security, and our efforts to comply with such obligations may not be successful. For example, certain privacy and data security laws, such as the EU GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, in limited circumstances, under various privacy and data security laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences. Laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Moreover, our global platform outage in June 2021 increased our public profile and resulted in more frequent interest in our company by regulators. Any additional outages may draw additional scrutiny or focused legislation from regulators.

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
Obligations relating to privacy and data security (and customers’ data privacy expectations) are evolving, increasingly stringent, creating uncertainty, and may result in increasing scrutiny. Such obligations may be subject to different applications and interpretations, and which may be inconsistent and conflicting among different jurisdictions. Preparing for and complying with these obligations require us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. Because the interpretation and application of privacy and data security related obligations are uncertain, they may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. We could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Future restrictions on the collection, use, sharing, or disclosure of data or additional requirements for express or implied consent of our customers, partners, or end-users for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.

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
Activities of our customers or the content of their websites and other Internet properties may violate applicable laws and/or our terms of service and could subject us to lawsuits, regulatory enforcement actions, and/or liability in various jurisdictions.
Through our network, we provide a wide variety of products that enable our customers and our customers’ users to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers and our customers’ users may use our network and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. In the future we may be subject to lawsuits and/or liability arising from the conduct of our customers and our customers’ users. Additionally, the conduct of our customers and our customers’ users may subject us to regulatory enforcement actions and/or liability. There can be no assurance that we will not face litigation in the future or that we will prevail in any litigation we may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.

Several U.S. federal statutes may apply to us with respect to various activities of our customers, including the Digital Millennium Copyright Act (“DMCA”), which provides recourse for owners of copyrighted material who believe their rights under U.S. copyright law have been infringed on the Internet; and section 230, enacted in the Communications Decency Act (“CDA”), which addresses blocking and screening of content on the Internet. Although these and other similar legal provisions provide limited protections from liability for service providers like us, those protections may not be interpreted in a way that applies to us, may be amended or removed in the future, or may not provide us with complete protection from liability claims. If we are found not to be protected by the safe harbor provisions of the DMCA, CDA or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, we may owe substantial damages and our brand, reputation, and financial results may be harmed.

Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. For example, policymakers in the United States have called for a re-examination of CDA section 230 and copyright law, the UK has passed the Online Safety Act 2023, and the EU has implemented the Digital Services Act and Digital Markets Act to impose additional legal requirements on certain service providers. The DSA sets out a framework of layered responsibilities targeted at different types of services, including requirements for service providers to act on orders against illegal content and to publish reports on moderation of content. Member States can also issue rules on penalties for violating the DSA, with fines of up to 6% of annual global revenue. Complying with these obligations could cause us to change our products, policies, and procedures. In addition, in 2019, the EU approved a Copyright Directive that will impose additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content, child sexual abuse materials) and in the UK (online harms), Australia (online harms), and India (Digital India Act), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.

We could be subject to claims for potential damages based on a significant number of online occurrences under statutory or other damage theories. Such claims may result in liability that exceeds our ability to pay or our insurance coverage. Even if potential claims against us are ultimately unsuccessful, defending against such claims could increase our legal expenses and divert management’s attention from the operation of our business, which could materially and adversely impact our business and results of operations.

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
We operate, and are subject to taxes, in the United States and numerous other jurisdictions throughout the world. The U.S. federal, state, local, or non-U.S. international tax laws on income, sales, use, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations to which we are subject are or under which we operate are unsettled in certain respects and may be subject to significant change. For example, many countries in Europe, as well as a number of other countries and organizations, including the Organization for Economic Cooperation and Development and the European Commission, have recently proposed, recommended, or (in the case of countries) enacted changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services), which could apply to our business. These contemplated tax initiatives, if finalized and adopted by countries, may ultimately impact our effective tax rate and could adversely affect our sales activity resulting in a negative impact on our operating results and cash flows.
In addition, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, modified, or applied adversely to us (possibly with retroactive effect), which could require us to pay additional tax amounts, fines or penalties, and interest for past amounts. The additional tax obligations could relate to our taxes or obligations to report or withhold on customer taxes. We could take steps to collect customer related taxes, but if we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows. Further, if our customers must pay additional fines or penalties, it could adversely affect demand for our services.
Legislation enacted in 2017 informally titled the “Tax Act” significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). In 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which includes provisions that impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that is imposed on the corporation repurchasing such stock. Future legislation or regulatory guidance, including under the Tax Act or the IRA, or other executive or Congressional actions in the United States may occur, and could ultimately increase or lessen the impact of such taxes on our business and financial condition. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Class A common stock.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
Our net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under United States tax law. For U.S. federal income tax purposes, our NOLs generated in tax years beginning before January 1, 2018 are permitted to be carried forward for 20 years. Our U.S. federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but our use of such U.S. federal NOLs generally is limited to 80% of such year’s taxable income, computed without regard to the NOL deduction and certain other deductions. It is uncertain if, and to what extent, various states will conform to these limitations on the use of U.S. federal NOLs.
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

Unfavorable conditions in our industry or the global economy, rising inflation or reductions in information technology spending could harm our business.
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, banking instability and recession fears are creating a complex and challenging environment for us and our customers. Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. The U.S. capital markets experienced and continue to experience extreme volatility. While our ability to do business has not been materially affected, and the global restrictive measures that have been taken in response to such events, and could be taken in the future, have created significant global economic uncertainty that could prolong and escalate tensions and expand the geopolitical conflict, which could have a lasting impact on regional and global economies, any of which could harm our business and operating results. Further, due to political uncertainty and international military actions, we and the third parties upon which we rely may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to do business. These attacks are expected to continue to occur in the future. Furthermore, inflation rates in the U.S. in the past few years have increased to levels not seen in decades, prompting the Federal Reserve to increase interest rates. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, currency and interest rate fluctuations, political turmoil, natural catastrophes, warfare, public health issues, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a downturn or recession and a decrease in business investments, including spending on information technology, which would harm our business. To the extent that our platform and our products are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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
Historically, our stock price has been volatile. During the year ended December 31, 2023, our stock traded as high as $24.31 per share and as low as $7.97 per share, and from January 1, 2024 to February 20, 2024, our stock price has ranged from $25.87 per share to $14.78 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
In March 2021, we entered into a purchase agreement for the sale of an aggregate of $948.8 million principal amount of our 0% convertible senior notes due 2026 (the “Notes”). During the year ended December 31, 2022, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase approximately $235.0 million aggregate outstanding principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million. During the year ended December 31, 2023, we entered into several separate, privately negotiated transactions with certain holders of the Notes to repurchase (the “Repurchases”) $367.3 million of aggregate principal amount of the Notes for an aggregate cash repurchase price of $309.1 million and aggregate transaction costs of $2.0 million. The remaining Notes with an aggregate principal amount of $346.5 million will mature on March 15, 2026, unless earlier converted, redeemed or repurchased. Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, as described in the indenture governing the Notes. If our stock price is lower than the conversion price of the Notes on maturity, the holders of our Notes will likely not convert and we will have to repay those Notes in cash. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted as described in the indenture governing the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to repay or make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Such acceleration could result in our bankruptcy. In a bankruptcy, the holders of the Notes would have a claim to our assets that is senior to the claims of our equity holders.
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
Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. For example, we may issue approximately 3.4 million shares of our Class A common stock if the Notes convert, subject to customary anti-dilution adjustments. In addition, we may need to secure additional funds for our existing debt obligations, including repayment of the Notes. We may sell Class A common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.

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
As of December 31, 2023, we have outstanding a total of 133.0 million shares of Class A common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026.
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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, trade secrets, personal information, and data of our customers (including their end-users) (“Information Systems and Data”).

Our Chief Information Security Officer (“CISO”) and security organization help identify, assess, and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s security risk register. The CISO and security organization identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example: (1) identifying vulnerabilities through automated scans, vulnerability assessments, and subscriptions to threat intelligence feeds and notices; (2) assessing security weaknesses identified through internal security reviews, external penetration tests, and reports on our products and services; and (3) assessing the Company’s threat landscape given the industry’s risk profile, the results of our enterprise risk assessment, and information technology, privacy, and security audits.

Depending on the environment, system, and data, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan; incident detection and response; vulnerability management policy; disaster recovery plans; risk assessments; implementation of security standards and certifications; encryption of data; network security protocols; data segregation; access controls; physical security; asset management, tracking and disposal; systems monitoring, vendor risk management program; employee training; penetration testing; cybersecurity insurance; and a dedicated CISO and security organization.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) the security organization is engaged in all major changes to the Company’s environment or products to conduct a risk assessment and identify potential cybersecurity risk; (2) cybersecurity risk is a component of the Company’s enterprise risk management program and managed within the Company’s risk register; (3) the security organization works with senior leadership across the Company to prioritize our risk management processes and mitigate cybersecurity threats that are most likely to lead to a material impact to our business; and (4) our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports the results to the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: professional services firms, including legal counsel; cybersecurity software providers; managed cybersecurity service providers; penetration testing firms; and forensic investigators.

We use third-party service providers to perform a variety of functions throughout our business, such as providing cloud-based infrastructure, hosting third party applications, and delivering content to customers, as well as data center hosting. We have a formal vendor management program to manage cybersecurity risks associated with our use of these providers. The security organization conducts a risk assessment to determine the criticality of the vendor prior to onboarding. Depending on the criticality of the vendor–which is based on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider–our vendor security review process involves different levels of assessment designed to identify cybersecurity risks associated with a provider prior to onboarding and on a periodic basis, including, for example: (1) a vendor security questionnaire; (2) results of audit reports and certifications; and (3) policies and standards detailing the third-party’s security program. Based on the results of the vendor security review, a decision is made on whether the third-party can be engaged. We review our most critical providers' audit reports and certifications on an annual basis to reassess whether or not they have experienced any material changes or degradations to their security programs since our initial review that may warrant re-evaluation. The Company generally engages reputable third-party service providers and when appropriate, imposes contractual obligations related to cybersecurity on its providers.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or data, or those of third parties upon which we rely, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, our business could experience materially adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, loss of revenue or profits, loss of customers or sales, reputational harm, and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CISO, Mr. Marshall Erwin. Our CISO has experience in the technology and government industries, including through his previous roles as CISO for a major Internet company and an analyst in the US intelligence community. He also served as the cybersecurity and counterterrorism advisor on the Senate Homeland Security and Government Affairs Committee and as the intelligence specialist at the Congressional Research Service.

Our CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CISO is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our incident response plan is designed to escalate certain cybersecurity incidents, including breaches, to members of management depending on the circumstances, including our CISO, general counsel, and other members of leadership when appropriate. The security incident and response team works with relevant subject matter experts across the organization when necessary to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the board of directors for cybersecurity incidents the Company's disclosure committee determines are material. The disclosure committee, which includes members of management such as our Chief Financial Officer and general counsel, meets quarterly. The CISO acts in an advisory capacity to the Company's disclosure committee on an as-needed basis.

Our board of directors receives periodic reports at least annually from our CISO concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. Our board of directors also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

Item 4.         Mine Safety Disclosures
Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of                          Equity Securities
Market Information
Our Class A common stock has traded on The New York Stock Exchange (“NYSE”) under the symbol “FSLY” since May 17, 2019.

Holders of Record

As of December 31, 2023, there were 47 holders of record of our Class A common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

We have presented below the cumulative total return to our stockholders between May 17, 2019 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2023 in comparison to the S&P 500 Index and S&P 500 Information Technology Index. The graph assumes a $100 initial investment at the market close on May 17, 2019 which was the initial trading day of our Class A common stock, and the reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

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
The edge cloud is a category of Infrastructure as a Service (“IaaS”) that enables developers to build, secure, and deliver digital experiences, at the edge of the Internet. This service represents the convergence of the Content Delivery Network (“CDN”) with functionality that has been traditionally delivered by hardware-centric appliances such as Application Delivery Controllers (“ADC”), Web Application Firewalls (“WAF”), Bot Detection, Distributed Denial of Service (“DDoS”) and observability solutions. It also includes the emergence of a new, but growing, edge computing market which aims to move compute power and logic as close to the end user as possible. When milliseconds matter, processing at the edge is an ideal way to handle highly dynamic and time-sensitive data. This has led to its acceptance and adoption by organizations who monetize or grow their user base with every millisecond saved. Organizations that want to improve their user experience, whether it’s faster loading websites or reduced shopping cart abandonment, can benefit from processing at the edge. The edge cloud complements data center, central cloud, and hybrid solutions.
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
We serve established enterprises, mid-market companies, and technology-savvy organizations. Our customers represent a diverse set of organizations across many industries with one thing in common: they care about delivering best-in-class digital experiences. With our edge cloud platform, our customers are disrupting existing industries and creating new ones. For example, several of our customers have reinvented digital publishing by connecting readers through subscription models to indispensable content. Fastly’s ability to dynamically manage content in real time enables readers to have instant access to the most up to date information.
Our customers’ ecommerce solutions use Fastly’s edge compute functionality to deliver very low-latency customer experiences, including providing better recommendations to their shoppers, converting more shopping carts into sales and executing fast and secure financial transactions. Content streaming organizations leverage Fastly’s platform to deliver content to users around the world and those that livestream gain easy access to enormous edge compute resources for even greater reliability. The range of applications that developers build with our edge cloud platform continues to expand rapidly.
Our mission is to make the Internet a better place where all experiences are fast, safe, and engaging. We want all developers to have the ability to deliver the next transformative digital experience on a global scale. And because big ideas often start small, we love it when developers experiment and iterate on our platform, coming up with exciting new ways to solve today’s complex problems.
For the years ended December 31, 2023 and 2022, our revenue was $506.0 million and $432.7 million, respectively, an increase of 17%.
Our 10 largest customers generated an aggregate of 37% and 35% of our revenue in the trailing 12 months ended December 31, 2023 and 2022, respectively.
No customer accounted for more than 10% of revenue for the years ended December 31, 2023 and 2022. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 12% and 11% of the Company’s revenue for the years ended December 31, 2023 and 2022, respectively. We incurred a net loss of $133.1 million and $190.8 million in the years ended December 31, 2023 and 2022, respectively.
We focus our direct selling efforts on expanding our customer’s use of our platform, which includes companies that are exhibiting significant growth. We engage with and support these customers with our field sales representatives, account managers, and technical account managers who focus on customer satisfaction and drive expansion of their usage of our platform and products. These teams work with technical and business leaders to help our customers’ end-users receive the best possible digital experience, while also lowering our customers’ total cost of ownership. These direct selling efforts are reflected by the revenue generated from our enterprise customers. Our Dollar-Based Net Expansion Rate (“DBNER”), Net Retention Rate (“NRR”) and Last-Twelve Months Net Retention Rate (“LTM NRR”) metrics also measure the revenue growth from existing customers attributable to increased usage of our platform and features, and purchase of additional products and services. For additional details on our key metrics, refer to the “Key Business Metrics” section.
We believe that an annual cohort analysis of Fastly’s customers, as depicted in the chart below, demonstrates the continued expansion of our customers’ use of our platform. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2019, 2020, 2021, 2022 and 2023 are referred to as the 2019 Cohort, 2020 Cohort, 2021 Cohort, 2022 Cohort and 2023 Cohort, respectively. We calculate the Compound Annual Growth Rate (“CAGR”), which represents the rate of revenue return of our revenue cohorts, over a five year history from when they were first customers.

    Summary of Revenue Generated by Customer Cohorts Over Time (in millions):

Our 2019 Cohort increased its revenue 5.5 times in fiscal 2021 and has grown at approximately a 88% CAGR over the next four years from fiscal 2020 to fiscal 2023.
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
Factors Affecting Our Performance
Winning New Customers
We are focused on continuing to attract new customers, including those in diverse vertical markets, and expanding our relationship with existing customers, by enhancing our product experience, investing in technology, and leveraging our partner ecosystem. Our customer base includes large, established enterprises that are undergoing digital transformation and emerging companies spanning a wide array of industries and verticals. Developers within these companies often use and advocate for the adoption of our platform by their companies and promotion across the broader developer community. We will continue to invest in our products and features and developer outreach, leveraging it as a cost-efficient approach to attracting new customers, and our sales and marketing programs, including various online marketing activities as well as targeted account-based marketing.

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
Expanding into New Markets and within Our Existing Customer Base
We aim to continue to add customers from a diverse set of industry verticals through our differentiated platform that offers a broad range of capabilities. By focusing on our key differentiators, including performance and security, we have an opportunity to continue to add customers from a diverse set of industries.
We emphasize retaining our customers and expanding their usage of our platform and adoption of our other products. Customers often begin with smaller deployments of one of our products and then expand their usage over time. Our platform includes a variety of offerings across Network Services, Security, Compute and Observability product lines. As our customers mature, we assist them in expanding their use of our platform, including the use of additional offerings beyond content delivery or security. As enterprises grow and experience increased traffic, their needs evolve, leading them to find additional use cases for our platform and expand their usage accordingly. In addition, given that customer acquisition costs are incurred largely for acquiring and initial onboarding, we may gain operating leverage to the extent that existing customers expand their use of our platform and products.
Our ability to retain customers and expand their usage could be impaired for a variety of reasons, including a customer moving to another provider or reducing usage within the term of their contract. Even if our customers expand their usage of our platform, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments. The data localization and cross-border data transfer issues described above also impact current customers’ usage of our products and services.
In addition, we cannot be certain what actions the United States or another country’s government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China.
International Expansion
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations. As of both December 31, 2023 and 2022, our edge network spanned across 58 markets and 34 countries that are outside of the United States.
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
We are closely monitoring the unfolding events of the Russian invasion of Ukraine, as well as the more recent hostilities in Israel, and their global impacts. While the conflicts are still evolving and the outcomes remain highly uncertain, we do not believe the Russia-Ukraine or Israel-Hamas conflicts will have a material impact on our business and results of operations. We do not have POPs or operations in Russia, Ukraine, or Israel. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-

attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. If either conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers operating in Russia, Ukraine, and Israel represented an immaterial portion of our consolidated revenue as of December 31, 2023 and 2022, respectively.
Investing in Sales and Marketing
Our customers have been pivotal in driving brand awareness and broadening our reach. While we continue to leverage the self-service approach to drive adoption by developers, we will continue to expand our sales and marketing efforts, with an increased focus on sales to enterprises globally. Utilizing our direct sales force, we have multiple selling points within organizations to acquire new customers and increase usage from our existing customers. We will continue to increase our discretionary marketing spend, including account-based, targeted demand generation and brand spend, to drive the effectiveness of our sales teams. As a result, we expect our total operating expenses to increase as we continue to expand. Our investments in sales and marketing teams are intended to help accelerate our sales, onboarding, and ramp cycles.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the years ended December 31, 2023 and 2022, our research and development expenses as a percentage of revenue were 30% and 36%, respectively. Our research and development expenses each period is impacted by the amount of software development costs that meet the criteria for capitalization. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools to bolster our existing product offerings, by making it easier to innovate at a layer in the Fastly software stack.
Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POPs. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our gross margins and operating results are impacted by these investments. As of December 31, 2023, our global network is located in 79 markets across 35 countries. As we continue to experience growth, we may face challenges managing adequate server capacity in our POPs due to potential component delays, shortages, price increases, hardware efficiencies gained through internal development, or any potential changes in server architecture, including due to technological advances or obsolescence. We have in the past needed to, and may need to continue to, write-down or write-off server assets if we have server asset levels in excess of forecasted network capacity needs. For example, in the year ended December 31, 2023, we recognized computer and networking equipment related write-off charges of $4.3 million. Conversely, if we underestimate network capacity needs, we may in future periods be unable to meet demand and be required to incur higher costs to secure necessary parts and components of our servers.
In the event that there are errors in software, failures of hardware, damages to a facility or misconfigurations of any of our services, whether caused by our own error, security breaches, third-party error, or natural disasters, we could experience lengthy interruptions in our platform availability as well as delays and additional expenses in arranging new facilities and services. In addition, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly when we or our customers experience cyber-attacks. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including service outages, payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits, or governments adopting regulations that impact network operations.
Key Business Metrics
We use the following key metrics presented in the table below to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of these key metrics below may differ from other similarly titled metrics used by other companies, analysts, or investors.
In the first quarter of 2023, we updated the methodology (“new methodology”) by which we calculate our customer count metrics, including Total Customer Count, Enterprise Customer Count and associated metrics. We believe that the new methodology more accurately reflects the trends in our business, gives management more insight into these trends, including customer usage of our platform and the seasonality we experience, and reduces lagging indicators inherent in our previous methodology (“prior methodology”). In conjunction with this update, for comparability purposes we will continue to report our customer count metrics using both the prior and new methodology, for the current and comparative periods presented in our Annual Reports on Form 10-K through the end of the fiscal year ended December 31, 2023. We will no longer report our customer count metrics using the prior methodology beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

	As of December 31,
	2023	2022
Customer metrics (prior methodology):
Total Customer Count (based on last month revenue)	3,097	2,958
Enterprise Customer Count (based on trailing 12-month revenue)	532	493
Average Enterprise Customer Spend (based on trailing 12-month revenue; in thousands)	$859	$782
Annual Revenue Retention (“ARR”) Rate	99.1%	99.2%

Customer metrics (new methodology):
Total Customer Count (based on current quarter revenue)	3,243	3,062
Enterprise Customer Count (based on annualized revenue)	578	533
Average Enterprise Customer Spend (based on annualized current quarter revenues; in thousands)	$880	$822
Annual Revenue Retention Rate	99.2%	98.9%

Other key metrics:
Dollar-Based Net Expansion Rate (“DBNER”)	119.0%	122.7%
Net Retention Rate (“NRR”)	110.1%	110.7%
Last-twelve Months Net Retention Rate (“LTM NRR”)	113.4%	119.1%

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
Our prior methodology by which we calculate total customer count, includes identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the last month of the quarter. As of December 31, 2023 and 2022, we had 3,097 and 2,958 customers, respectively.
Our new methodology by which we calculate total customer count, includes identifiable operating entities with which we have a billing relationship in good standing, from which we recognized revenue during the quarter. As of December 31, 2023 and 2022, we had 3,243 and 3,062 customers, respectively.
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

Under our prior methodology, our enterprise customer count is defined as customers with revenue in excess of $100,000 over the trailing 12-month period. As of December 31, 2023, we had 532 of such enterprise customers, which generated 90% of our revenue for the trailing 12 months ended December 31, 2023. As of December 31, 2022, we had 493 of such enterprise customers which generated 89% of our revenue for the trailing 12 months ended December 31, 2022.

Under our new methodology, our enterprise customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of December 31, 2023, we had 578 of such enterprise customers which generated 92% of the total annualized current quarter revenue for our total customers for the period ended December 31, 2023. As of December 31, 2022, we had 533 of such enterprise customers which generated 92% of the total annualized current quarter revenue for our total customers for the period ended December 31, 2022.
Average Enterprise Customer Spend
Our enterprise customers continue to leverage our platform, increasing their spend on our platform and driving our revenue growth year over year. The continued retention and growth of our enterprise customer spend is key to our long-term growth strategy.
Under the prior methodology, our average enterprise customer spend is calculated by taking the sum of the trailing 12-month revenue contributed by enterprise customers, as defined under our prior methodology as customers with revenue in excess of $100,000 over the trailing 12-month period, existing as of December 31, 2023, and dividing that by that same number of enterprise customers as of December 31, 2023. As of December 31, 2023, our average enterprise customer spend under the prior methodology was $859 thousand, as compared to $782 thousand as of December 31, 2022.
Under the new methodology, our average enterprise customer spend is calculated by taking the annualized current quarter revenue contributed by enterprise customers, as defined under our new methodology as customers with annualized current quarter revenue in excess of $100,000, existing as of December 31, 2023, and dividing that by that same number of enterprise customers as of December 31, 2023. As of December 31, 2023, our average enterprise customer spend under the new methodology was $880 thousand, as compared to $822 thousand as of December 31, 2022.
Annual Revenue Retention Rate (“ARR”)
We separately monitor customer retention and churn on an annual basis by measuring our annual revenue retention rate, which we calculate by first multiplying the final full month of revenue from a customer that terminated its contract with us (a “Churned Customer”) by the number of months remaining in the same calendar year to get our “Annual Revenue Churn”. The quotient of the Annual Revenue Churn from all of our Churned Customers divided by our annual revenue of the same calendar year is then subtracted from 100% to determine our annual revenue retention rate. We believe this calculation is helpful in that it is based on the amount of revenue that we would expect to have received in the remaining portion of a particular period had a customer not terminated its contract with us. It is not indicative of the actual revenue contribution from churned customers in past periods. By comparing this amount to actual revenue for the period, we are able to assess our ability to replace terminated revenue by generating revenue from new and continuing customers.
Under the prior methodology, our ARR rate is calculated by subtracting the quotient of the Annual Revenue Churn from all of our Churned Customers from which we recognized revenue during the last month of the prior year divided by our annual revenue of the same calendar year from 100%. For the years ended December 31, 2023 and 2022 the ARR was 99.1% and 99.2%, respectively.
Under the new methodology, our ARR rate is calculated by subtracting the quotient of the Annual Revenue Churn from all of our Churned Customers from which we recognized revenue during the last quarter of the prior year divided by our annual revenue of the same calendar year from 100%. For the years ended December 31, 2023 and 2022 the ARR was 99.2% and 98.9%, respectively.
Dollar-Based Net Expansion Rate (“DBNER”)
Our ability to generate and increase our revenue depends on our ability to increase the number of new customers and usage of our edge cloud delivery platform, security, and other products and services by our existing customers. We track our growth, in part, by measuring DBNER. Our DBNER increases when customers increase their usage of our platform or purchase additional products, and declines when they reduce their usage, benefit from lower pricing on their existing usage, or curtail their purchases of additional products. We believe that DBNER is a key metric in measuring the long-term value of our customer relationships and our ability to grow our revenue through increased usage of our edge cloud delivery platform, security, and purchase of additional products and services by our existing customers. However, our calculation of DBNER indicates only expansion among continuing customers and does not indicate any decrease in revenue attributable to former customers, which may differ from similar metrics of other companies.
We calculate DBNER by dividing the revenue for a given period from customers who remained customers as of the last day of the given period (“current period”) by the revenue from the same customers for the same period measured one year prior (“base period”). The revenue included in the current period excludes revenue from (i) customers that churned after the end of the base period and (ii) new customers that entered into a customer agreement after the end of the base period. For example, to calculate our DBNER for the trailing 12 months ended December 31, 2023, we divide (i) revenue, for the trailing 12 months ended December 31, 2023, from customers that entered into a customer agreement on or before December 31, 2023, and that remained customers as of December 31, 2023, by (ii) revenue for the trailing 12 months ended December 31, 2022, from the same set of customers.
For the trailing 12 months ended December 31, 2023 and 2022 our DBNER was 119.0% and 122.7%, respectively. DBNER may fluctuate from quarter to quarter based on, among other things, the timing associated with new customer accounts. We expect our DBNER for individual cohorts to decrease once customers in that cohort have used our platform for more than two years and become a larger portion of both our overall customer base and the revenue that we use to calculate DBNER.

Net Retention Rate (“NRR”) and Last-Twelve Months Net Retention Rate (“LTM NRR”)
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. In addition to measuring expansion using DBNER, NRR and LTM NRR also allow us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our NRR measures the net change in monthly revenue from existing customers in the last month of the period (the “current” period month) compared to the last month of the same period one year prior (the “prior” period month) and includes revenue contraction due to billing decreases or customer churn and revenue expansion due to billing increases, but excludes revenue from new customers. We calculate Net Retention Rate by dividing the revenue from the current period month by the revenue in the prior period month. For the last month of the years ended December 31, 2023 and 2022 our NRR was 110.1% and 110.7%, respectively.
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended December 31, 2023 and 2022 our LTM NRR was 113.4% and 119.1%, respectively.
Remaining Performance Obligations (“RPO”)
RPO represent future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. As of December 31, 2023, the aggregate amount of the transaction price in our contracts allocated to RPO that were unsatisfied or partially unsatisfied was $235.7 million. Subsequent to December 31, 2023, we entered into a modification of an existing contract with a total commitment of $9.5 million, which contributed to additional RPO.
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

Our gross margin has been and will continue to be affected by a number of factors, including utilization of our network, the timing of our investments in the expansion of our network, which can increase depreciation and colocation costs in advance of expected demand, our ability to manage our network service providers and cloud infrastructure-related fees, the timing of amortization of capitalized software development costs, changes in personnel costs to provide customer support and operate the network, and customer pricing. Over the long term we expect gross margin to increase as we continue to drive efficiencies in our operations and increase in revenue. However, our gross margin may fluctuate from period to period.
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
Impairment expense
Our impairment expense relates to write-off of excess computer and networking equipment including software that we do not expect to use.

Net Gain on Extinguishment of Debt
Our net gain on extinguishment of debt relates to the partial repurchases of our outstanding senior convertible notes in May 2022, May 2023, November 2023, and December 2023.
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
Income Taxes
Our income tax expense (benefit) consists primarily of income taxes in certain foreign jurisdictions where we conduct business. The Company currently maintains a full valuation allowance on the Company’s U.S. Federal and state net deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future.
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

	Year ended December 31,
	2023	2022
	(in thousands)
Consolidated Statement of Operations:
Revenue	$505,988	$432,725
Cost of revenue	239,660	222,944
Gross profit	266,328	209,781
Operating expenses:
Research and development	152,190	155,308
Sales and marketing	191,773	179,869
General and administrative	116,077	120,803
Impairment expense	4,316	—
Total operating expenses	464,356	455,980
Loss from operations	(198,028)	(246,199)
Net gain on extinguishment of debt	52,416	54,391
Interest income	18,186	7,044
Interest expense	(4,051)	(5,887)
Other expense, net	(1,832)	(29)
Loss before income tax expense	(133,309)	(190,680)
Income tax expense (benefit)	(221)	94
Net loss attributable to common stockholders	$(133,088)	$(190,774)

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Year ended December 31,
	2023	2022
Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%
Cost of revenue	47	52
Gross profit	53	48
Operating expenses:
Research and development	30	36
Sales and marketing	38	42
General and administrative	23	28
Impairment expense	1	—
Total operating expenses	92	105
Loss from operations	(39)	(57)
Net gain on extinguishment of debt	10	13
Interest income	4	2
Interest expense	(1)	(1)
Other income (expense), net	—	—
Loss before income tax expense	(26)	(43)
Income tax expense (benefit)	—	—
Net loss attributable to common stockholders	(26)%	(43)%
__________
*    Columns may not add up to 100% due to rounding.

Revenue

	Year ended December 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$505,988	$432,725	$73,263	17%
Revenue was $506.0 million for the year ended December 31, 2023 compared to $432.7 million for the year ended December 31, 2022, an increase of $73.3 million, or 17%. Revenue growth was driven by a $58.1 million increase in revenue related to further adoption of our modern edge platform and products, as well as a $14.7 million increase in revenue related to products acquired from the acquisition of Signal Sciences.
For the years ended December 31, 2023 and 2022, approximately 95% and 94% of our revenue was driven by usage on our platform, respectively. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Under the prior methodology, as defined earlier in the ‘Key Business Metrics’ section, we had 3,097 customers and 532 enterprise customers as of December 31, 2023, compared to 2,958 customers and 493 enterprise customers as of December 31, 2022. This represents an increase of 139, or 5%, in customers and 39, or 8%, in enterprise customers from December 31, 2022.

Under the new methodology, as defined earlier in the ‘Key Business Metrics’ section, we had 3,243 customers and 578 enterprise customers as of December 31, 2023, compared to 3,062 customers and 533 enterprise customers as of December 31, 2022. This represents an increase of 181, or 6% in customers and 45, or 8%, in enterprise customers from December 31, 2022.
U.S. revenue was $370.4 million and 73% of revenue for the year ended December 31, 2023, and $316.1 million and 73% of revenue for the year ended December 31, 2022. This represents an increase of $54.3 million, or 17%. International revenue was $135.6 million and 27% of revenue for the year ended December 31, 2023, compared to $116.6 million and 27% of revenue for the year ended December 31, 2022. This represents an increase of $19.0 million, or 16%.
Under the prior methodology, we had 2,028 domestic customers and 1,069 international customers as of December 31, 2023, and 2,074 domestic customers and 884 international customers as of December 31, 2022. There was a decrease in domestic customers of 46, or 2%, and an increase in international customers of 185, or 21%, compared to December 31, 2022.
Under the new methodology, we had 2,117 domestic customers and 1,126 international customers as of December 31, 2023, and 2,145 domestic customers and 917 international customers as of December 31, 2022. There was a decrease in domestic customers of 28, or 1%, and an increase in international customers of 209, or 23%, compared to December 31, 2022.
Cost of Revenue

	Year ended December 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Cost of revenue	$239,660	$222,944	$16,716	7%
Cost of revenue was $239.7 million for the year ended December 31, 2023 compared to $222.9 million for the year ended December 31, 2022, an increase of $16.7 million, or 7%. The increase in cost of revenue is a result of an increase in bandwidth costs of $10.1 million, $7.9 million increase in depreciation expense as a result of increased investments in our platform as well as an increase in repair and maintenance cost of $1.2 million. There was also a $1.3 million increase in personnel-related costs due to an increase in headcount and equity awards granted to employees supporting the growth of our business. This increase was partially offset by a decrease of $2.0 million in software and network costs, a $1.1 million decrease in colocation costs as well as a $0.6 million decrease in loss on disposals of fixed assets.
Gross Profit and Gross Margin

	Year ended December 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Gross profit	$266,328	$209,781	$56,547	27%
Gross margin	53%	48%		5%
Gross profit was $266.3 million for the year ended December 31, 2023 compared to $209.8 million for the year ended December 31, 2022, an increase of $56.5 million, or 27%. Gross margin was 53% for the year ended December 31, 2023 compared to 48% for the year ended December 31, 2022, an increase of 5%. The increase in gross margin was driven by revenue related to further adoption of our modern edge platform and products, as well as an increase in revenue related to products acquired from the acquisition of Signal Sciences. Our revenue growth during the year ended December 31, 2023 outpaced the increases in the costs incurred to support the growth of our network.

Operating Expenses

	Year ended December 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Research and development	$152,190	$155,308	$(3,118)	(2)%
Sales and marketing	191,773	179,869	$11,904	7%
General and administrative	116,077	120,803	$(4,726)	(4)%
Impairment expense	4,316	—	$4,316	100%
Total operating expenses	$464,356	$455,980	$8,376	2%
Percentage of revenue:
Research and development	30%	36%		(6)%
Sales and marketing	38%	42%		(4)%
General and administrative	23%	28%		(5)%
Impairment expense	1%	—%		1%
Research and development
Research and development expenses were $152.2 million for the year ended December 31, 2023 compared to $155.3 million for the year ended December 31, 2022, a decrease of $3.1 million, or 2%. This decrease was primarily due to a decrease of $12.9 million in stock-based compensation expense primarily related to restricted stock awards that fully vested in 2022. The decrease was also due to a $3.1 million increase in capitalized software from headcount growth as well as a $1.6 million decrease in professional fees related to temporary agency costs. This decrease was partially offset by an increase of $10.4 million of personnel-related costs, such as salaries and benefits due to an increase in headcount as well as a $2.8 million increase in costs associated with the transition and separation of a former executive.
Sales and marketing
Sales and marketing expenses were $191.8 million for the year ended December 31, 2023 compared to $179.9 million for the year ended December 31, 2022, an increase of $11.9 million, or 7%. This increase was primarily due to a $15.0 million increase in personnel related costs, such as salaries, sales commissions, and benefits. The increase was also due to a $4.4 million increase in marketing spend associated with brand campaign and advertising, as well as $1.0 million increase in travel and entertainment expenses. The increase was partially offset by a $5.4 million decrease in stock-based compensation expenses primarily due to restricted stock awards that fully vested in 2022. There was also a $1.0 million decrease in corporate expenses, $0.9 million decrease in professional fees, $0.9 million decrease in amortization expense as well as a $0.6 million decrease of capitalized software.
General and administrative
General and administrative costs were $116.1 million for the year ended December 31, 2023 compared to $120.8 million for the year ended December 31, 2022, a decrease of $4.7 million, or 4%. The decrease was primarily due to a $6.7 million decrease in professional fees related to temporary agency costs, as well as a $4.1 million decrease due to sales tax refund and changes in sales tax reserve. The decrease was also due to a $1.9 million decrease in acquisition-related costs, a $1.4 million decrease in impairment of right of use assets, $1.1 million decrease in insurance. This decrease was partially offset by a $6.9 million increase in stock-based compensation expenses primarily due to new awards granted, a $3.1 million increase in personnel related costs, as well as a $1.1 million increase in travel and entertainment expenses.
Impairment expense
During the year ended December 31, 2023, the Company recognized an impairment charge of $4.3 million, of which $3.0 million related to property and equipment, net and $1.3 million related to advance payments for the purchase of property and equipment. The write-off was primarily related to excess computer and networking equipment including software we expect to not be used. There were no such impairment charges recognized during the year ended December 31, 2022.

Net Gain on Extinguishment of Debt

	Year ended December 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Net gain on extinguishment of debt	$52,416	$54,391	$(1,975)	(4)%
Net gain on extinguishment of debt was $52.4 million for the year ended December 31, 2023 compared to $54.4 million for the year ended December 31, 2022, a decrease of $2.0 million, or 4%. The decrease was primarily due to a lower repurchase price we paid for the transaction during the year ended December 31, 2022 as compared to the repurchase transactions during the year ended December 31, 2023.
Other Income and Expense
Interest income

	Year ended December 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Interest income	$18,186	$7,044	$11,142	158%
Interest income was $18.2 million for the year ended December 31, 2023 compared to $7.0 million for the year ended December 31, 2022, an increase of $11.1 million, or 158%. This increase was due to an increase in interest rates on our cash balances and investments portfolio.
Interest expense

	Year ended December 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Interest expense	$(4,051)	$(5,887)	$1,836	(31)%
Interest expense was $4.1 million for the year ended December 31, 2023 compared to $5.9 million for the year ended December 31, 2022, a decrease of $1.8 million, or 31%. This decrease was primarily due to the repurchases that occurred during the years ended December 31, 2022 and December 31, 2023 which reduced the principal amount of our notes.
Other income (expense), net

	Year ended December 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Other expense, net	$(1,832)	$(29)	$(1,803)	6,217%
Other expense, net was $1.8 million for the year ended December 31, 2023 compared to other expense, net, of less than $0.1 million for the year ended December 31, 2022, a decrease of $1.8 million, or 6217%. The decrease was mainly driven by our foreign currency transaction gains between the periods.
Income Taxes

	Year ended December 31,		Change
	2023	2022	$ Change	% Change
	(in thousands)
Income tax expense (benefit)	$(221)	$94	$(315)	(335)%
Income tax benefit was $0.2 million for the year ended December 31, 2023 and income tax expense of $0.1 million for the year ended December 31, 2022. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense (benefit) for the periods were primarily due to foreign tax expense.

Liquidity and Capital Resources
As of December 31, 2023, we had cash, cash equivalents, and marketable securities totaling $328.8 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. As of December 31, 2023, our marketable securities balance includes $6.1 million of marketable securities that were classified as non-current.
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
Senior Secured Credit Facilities Agreement
On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement (“Credit Agreement”) with the lenders from time to time party thereto (the “Lenders”) and Silicon Valley Bank, as a lender and as administrative agent and collateral agent for the Lenders for an aggregate commitment amount of $100.0 million, with a maturity date of February 16, 2024. The Credit Agreement originally bore interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. On June 28, 2023, we entered into the First Amendment to Credit Agreement with the Lenders and First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, amended the interest rate provisions of the Credit Agreement to replace LIBOR with the Secured Overnight Finance Rate (“SOFR”) as the interest rate benchmark. On February 16, 2024, we entered into the Second Amendment to Credit Agreement with the Lenders and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, extended the maturity date of the loans under the Credit Agreement to June 14, 2024. As amended, the revolving loans bear interest, at the Company’s election, at an annual rate based on SOFR or a base rate. Loans based on SOFR bear interest at a rate per annum equal to SOFR, plus an adjustment of 0.10%, plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Loans based on the base rate bear interest at a rate per annual equal to the base rate plus 0.75% to 1.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement.
Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. As of December 31, 2023, we were in compliance with these covenants and we expect to continue to be in compliance for at least the next 12 months. During the year ended December 31, 2023 and 2022, no amounts were drawn down on the Credit Agreement.

Convertible Senior Notes
In March 2021, we issued $948.8 million aggregate principal amount of 0% convertible senior unsecured notes due in 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act.
During the year ended December 31, 2023, we entered into several separate, privately negotiated transactions with certain holders of the Notes to repurchase $367.3 million aggregate principal amount of the Notes for an aggregate repurchase price of $309.1 million and aggregate transaction costs of $2.0 million. The Repurchases were accounted for as a debt extinguishment that resulted in a net gain of $52.4 million, which was recorded as non-operating income on our consolidated statement of operations for the year ended December 31, 2023.
The remaining Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased.
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$362	$(69,632)	$(38,482)
Net cash (used in) provided by investing activities	294,940	235,751	(794,511)
Net cash (used in) provided by financing activities	(331,380)	(189,149)	936,551
Cash Flows from Operating Activities
For the year ended December 31, 2023, cash provided by operating activities consisted primarily of our net loss of $133.1 million, adjusted for non-cash items of $203.3 million, and net cash flows used in operating assets and liabilities of $69.9 million. The main drivers of the changes in operating assets and liabilities were an increase in accounts receivable of $32.9 million, primarily due to an increase in revenue and the timing of cash receipts, an increase in other assets of $23.1 million related to deferred contract costs as well as $22.1 million of operating lease payments. This was partially offset by decreases of $8.7 million in prepaid expenses.
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
Cash Flows from Investing Activities
For the year ended December 31, 2023, cash provided by investing activities was $294.9 million, primarily consisting of $459.4 million of maturities and sales of marketable securities. This was offset by $132.2 million in purchases of marketable securities, $21.3 million of additions to capitalized internal-use software, and $11.0 million of payments related to purchases of property and equipment to expand our network.

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
Cash Flows from Financing Activities
For the year ended December 31, 2023, cash used in financing activities was $331.4 million, primarily consisting of $310.5 million used for the partial repurchase of our convertible debt, $27.2 million of finance lease liabilities repayments and $4.4 million in payments for deferred consideration for business acquisitions. This was partially offset by $8.6 million in proceeds from the employee stock purchase plan (“ESPP”) and $2.2 million in proceeds from stock option exercises by our employees and directors.
For the year ended December 31, 2022, cash used in financing activities was $189.1 million, primarily consisting of $177.1 million used for the partial repurchase of our convertible debt and $22.5 million of finance lease liabilities repayments. This was partially offset by $4.8 million in proceeds from the ESPP and $5.7 million in proceeds from stock option exercises by our employees and directors.
For the year ended December 31, 2021, cash provided by financing activities was $936.6 million, primarily consisting of $930.8 million of proceeds from the issuance of the Notes, net of issuance costs, $8.1 million in proceeds from the ESPP and $12.6 million in proceeds from stock option exercises by our employees and directors. This was partially offset by $13.6 million of finance lease liabilities repayments.
Contractual Obligations and Other Commitments
The following table summarizes our non-cancelable contractual obligations as of December 31, 2023:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Purchase obligations – non-equipment(1)	$54,638	$7,990	$151	$—	$62,779
Purchase obligations – equipment (2)	4,541	12,120	—	—	16,661
Operating lease obligations(3)	28,160	39,764	12,948	1,838	82,710
Finance lease obligations(4)	16,064	1,617	—	—	17,681
Debt obligation(5)	—	346,489	—	—	346,489
Total	$103,403	$407,980	$13,099	$1,838	$526,320
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
Our performance obligations generally represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by us. These obligations can be network services, security, compute, professional services, support, and other edge cloud platform services. For contracts with multiple performance obligations that are delivered over different time periods, we allocate the contract transaction price to each performance obligation using the estimated standalone selling price (“SSP”) of each distinct good or service in the contract. Judgment is required to determine the SSP for each distinct performance obligation. We analyze separate sales of our products and services or the discounted list price per our approved price list as a basis for estimating the SSP of these products and services. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information, such as geographic region and distribution channel, in determining the SSP.
Stock-based Compensation Fair Value determination
We recognize compensation expense related to stock options based on the fair value of stock-based awards on the date of grant. We determine the grant date fair value of the awards using the Black-Scholes option-pricing model. The related stock-based compensation expense is recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the stock-based award, which is generally four years. Our stock price volatility and expected option life involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes option pricing model and, ultimately, the expense that will be recognized over the life of the option.

We recognize stock-based compensation expense related to market-based performance stock awards based on the grant-date fair value of the awards. We determine the grant date fair value of the awards using the Monte Carlo simulation valuation model. The related stock-based compensation expense is recognized on an accelerated attribution method over the derived service period. The expected volatility was a blended volatility rate which incorporated both our observed equity volatility and our relevant guideline companies’ volatilities. The derived service period and the expected volatility involve management’s best estimates, both of which impact the fair value of the option calculated under the Monte Carlo simulation valuation model and, ultimately, the expense that will be recognized over the life of the option.
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
Long-lived Assets Impairment
Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, facility closures, planned use of the assets or work-force reductions indicate that the carrying amount of the long-lived asset or asset group may not be recoverable. When such events occur, we compare the carrying amount of the asset or asset group to the undiscounted expected future cash flows related to the asset or asset group. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset or asset group. The estimates required to apply this accounting policy include forecasted usage of the long-lived assets, the useful lives of these assets and expected future cash flows.
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

To test for goodwill impairment, we compare the carrying value of our reporting unit with its fair value. If the carrying value of the goodwill is considered impaired, a loss is measured as the excess of the reporting unit’s carrying value over the fair value. As of December 31, 2023, we believe the estimated fair value of our one single reporting unit has substantially exceeded its carrying value.

Recent Accounting Pronouncements
Please refer to Note 2—Summary of Significant Accounting Policies included in the Notes to consolidated financial statements.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $328.8 million, as of December 31, 2023 which primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, agency bonds, foreign government and supranational securities and asset-backed securities held at major financial institutions. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our existing lease arrangements. Our cash equivalents and our investment portfolio are subject to market risk due to fluctuations in interest rates. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
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
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fastly, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fastly, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
•For a sample of manually processed revenue transactions, we recalculated the manually processed revenue by comparing key attributes utilized in our recalculation to source information and documents, including usage, bandwidth, and other services provided. We compared our recalculation of manually processed revenue transactions to the Company’s recorded revenue and evaluated any differences.

/s/ Deloitte & Touche LLP
San Francisco, California
February 21, 2024

We have served as the Company’s auditor since 2014.

FASTLY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$107,921	$143,391
Marketable securities, current	214,799	374,581
Accounts receivable, net of allowance for credit losses of $7,054 and $5,029 as of December 31, 2023 and December 31, 2022, respectively	120,498	89,578
Prepaid expenses and other current assets	20,455	28,933
Total current assets	463,673	636,483
Property and equipment, net	176,608	180,378
Operating lease right-of-use assets, net	55,212	68,440
Goodwill	670,356	670,185
Intangible assets, net	62,475	82,900
Marketable securities, non-current	6,088	165,105
Other assets	90,779	92,622
Total assets	$1,525,191	$1,896,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,611	$4,786
Accrued expenses	61,818	61,161
Finance lease liabilities, current	15,684	28,954
Operating lease liabilities, current	24,042	23,026
Other current liabilities	40,539	34,394
Total current liabilities	147,694	152,321
Long-term debt	343,507	704,710
Finance lease liabilities, non-current	1,602	15,507
Operating lease liabilities, non-current	48,484	61,341
Other long-term liabilities	4,416	7,076
Total liabilities	545,703	940,955
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Common stock, $0.00002 par value; 1,000,000,000 shares authorized as of both December 31, 2023 and 2022; 132,992,126 and 124,336,171 shares issued and outstanding at December 31, 2023 and 2022, respectively	3	2
Additional paid-in capital	1,815,245	1,666,106
Accumulated other comprehensive loss	(1,008)	(9,286)
Accumulated deficit	(834,752)	(701,664)
Total stockholders’ equity	979,488	955,158
Total liabilities and stockholders’ equity	$1,525,191	$1,896,113

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenue	$505,988	$432,725	$354,330
Cost of revenue	239,660	222,944	167,002
Gross profit	266,328	209,781	187,328
Operating expenses:
Research and development	152,190	155,308	126,859
Sales and marketing	191,773	179,869	152,645
General and administrative	116,077	120,803	126,845
Impairment expense	4,316	—	—
Total operating expenses	464,356	455,980	406,349
Loss from operations	(198,028)	(246,199)	(219,021)
Net gain on extinguishment of debt	52,416	54,391	—
Interest income	18,186	7,044	1,282
Interest expense	(4,051)	(5,887)	(5,245)
Other income (expense), net	(1,832)	(29)	356
Loss before income tax expense	(133,309)	(190,680)	(222,628)
Income tax expense (benefit)	(221)	94	69
Net loss	$(133,088)	$(190,774)	$(222,697)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(1.57)	$(1.92)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	128,770	121,723	116,053

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2023	2022	2021
Net loss	$(133,088)	$(190,774)	$(222,697)
Other comprehensive loss:
Foreign currency translation adjustment	$565	$(255)	$(286)
Gain (loss) on investments in available-for-sale-securities	7,713	(6,404)	(2,347)
Total other comprehensive gain (loss)	$8,278	$(6,659)	$(2,633)
Comprehensive loss	$(124,810)	$(197,433)	$(225,330)

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock—Class A		Common Stock—Class B		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	103,394	$1	10,229	$1	$1,350,050	$6	$(288,193)	$1,061,865
Exercise of vested stock options	2,188	—	—	—	12,626	—	—	12,626
Vesting of early exercised stock options	48	—	43	—	405	—	—	405
Vesting of restricted stock units	2,000	—	—	—	—	—	—	—
Proceeds from sale of restricted shares	224	—	—	—	10,655	—	—	10,655
Issuance of restricted stock awards	448	—	—	—	—	—	—	—
Shares issued under employee stock purchase program	236	—	—	—	8,798	—	—	8,798
Stock-based compensation	—	—	—	—	144,934	—	—	144,934
Conversion of Class B common stock to Class A common stock	10,272	1	(10,272)	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	(222,697)	(222,697)
Other comprehensive loss	—	—	—	—	—	(2,633)	—	(2,633)
Balance as of December 31, 2021	118,811	$2	—	$—	$1,527,468	$(2,627)	$(510,890)	$1,013,953
Exercise of vested stock options	1,778	—	—	—	5,688	—	—	5,688
Vesting of restricted stock units	3,119	—	—	—	—	—	—	—
Issuance of restricted stock awards	112	—	—	—	—	—	—	—
Shares issued under employee stock purchase program	516	—	—	—	4,665	—	—	4,665
Stock-based compensation	—	—	—	—	128,285	—	—	128,285
Net loss	—	—	—	—	—	—	(190,774)	(190,774)
Other comprehensive loss	—	—	—	—	—	(6,659)	—	(6,659)
Balance at December 31, 2022	124,336	$2	—	$—	$1,666,106	$(9,286)	$(701,664)	$955,158
Exercise of vested stock options	291	—	—	—	2,169	—	—	2,169
Vesting of restricted stock units	6,150	1	—	—	—	—	—	1
Shares issued under bonus program	1,193	—	—	—	16,599	—	—	16,599
Shares issued under employee stock purchase program	1,022	—	—	—	8,692	—	—	8,692
Stock-based compensation	—	—	—	—	121,679	—	—	121,679
Net loss	—	—	—	—	—	—	(133,088)	(133,088)
Other comprehensive income	—	—	—	—	—	8,278	—	8,278
Balance as of December 31, 2023	132,992	$3	—	$—	$1,815,245	$(1,008)	$(834,752)	$979,488

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(133,088)	$(190,774)	$(222,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	51,602	42,619	28,799
Amortization of intangible assets	20,424	21,696	21,238
Non-cash lease expense	22,678	25,448	23,065
Amortization of debt discount and issuance costs	2,476	3,169	3,185
Amortization of deferred contract costs	15,548	8,916	6,294
Stock-based compensation	136,303	145,796	140,488
Deferred income taxes	(900)	—	—
Provision for credit losses	2,025	2,406	196
(Gain) loss on disposals of property and equipment	505	854	(300)
Amortization and accretion of discounts and premiums on investments	(646)	3,137	2,221
Impairment of operating lease right-of-use assets	744	2,083	—
Impairment expense	4,316	—	—
Net gain on extinguishment of debt	(52,416)	(54,391)	—
Other adjustments	648	3,688	4
Changes in operating assets and liabilities:
Accounts receivable	(32,945)	(27,359)	(14,563)
Prepaid expenses and other current assets	8,709	(6,758)	(4,777)
Other assets	(23,137)	(35,396)	(10,423)
Accounts payable	382	(4,724)	146
Accrued expenses	(7,856)	8,289	4,261
Operating lease liabilities	(22,074)	(22,778)	(22,629)
Other liabilities	7,064	4,447	7,010
Net cash (used in) provided by operating activities	362	(69,632)	(38,482)
Cash flows from investing activities:
Purchases of marketable securities	(132,233)	(355,479)	(928,155)
Sales of marketable securities	25,625	161,918	66,527
Maturities of marketable securities	433,767	535,040	118,085
Business acquisitions, net of cash acquired	—	(25,902)	(1,169)
Advance payment for purchase of property and equipment	—	(42,197)	—
Purchases of property and equipment	(10,976)	(19,975)	(34,816)
Proceeds from sale of property and equipment	49	492	588
Capitalized internal-use software	(21,292)	(18,146)	(13,479)
Purchases of intangible assets	—	—	(2,092)
Net cash (used in) provided by investing activities	294,940	235,751	(794,511)
Cash flows from financing activities:
Issuance of convertible note, net of issuance costs	—	—	930,775
Payments of debt issuance costs	—	—	(1,351)
Cash paid for debt extinguishment	(310,540)	(177,082)	—
Repayments of finance lease liabilities	(27,175)	(22,532)	(13,568)
Cash received for restricted stock sold in advance of vesting conditions	—	10,655	—
Cash paid for early sale of restricted shares	—	(10,655)	—
Payment of deferred consideration for business acquisitions	(4,393)	—	—
Proceeds from exercise of vested stock options	2,169	5,688	12,626
Proceeds from employee stock purchase plan	8,559	4,777	8,069
Net cash (used in) provided by financing activities	(331,380)	(189,149)	936,551
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	608	(390)	(477)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(35,470)	(23,420)	103,081
Cash, cash equivalents, and restricted cash at beginning of period	143,541	166,961	63,880
Cash, cash equivalents, and restricted cash at end of period	$108,071	$143,541	$166,961

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)

	Year ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,574	$2,656	$1,938
Cash paid for income taxes, net of refunds received	$331	$250	$267
Noncash investing and financing activities:
Property and equipment additions not yet paid in cash or financed	$640	$1,492	$18,275
Vesting of early-exercised stock options	$—	$—	$405
Stock-based compensation capitalized to internal-use software	$9,975	$7,997	$4,446
Assets obtained in exchange for operating lease obligations	$5,769	$29,606	$32,458
Assets obtained in exchange for finance lease obligations	$—	$23,575	$31,529
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$(4,425)	$3,126	$—
Interest paid for finance leases	$1,329	$2,381	$1,754
Purchase consideration associated with business combination, accrued but not paid	$—	$8,000	$—
Deployments of prepaid capital equipment	$8,665	$5,184	$—
Receivable related to shares of restricted stock	$—	$—	$10,655

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$107,921	$143,391	$166,068
Restricted cash	150	150	—
Restricted cash included in other assets	—	—	893
Total cash, cash equivalents, and restricted cash	$108,071	$143,541	$166,961

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customer’s applications as close to their end users as possible. As of December 31, 2023, the Company’s edge network spans across 79 markets around the world. The Company was incorporated in Delaware in 2011 and is headquartered in San Francisco, California.
As used herein, “Fastly,” “the Company,” “its” and similar terms include Fastly, Inc. and its subsidiaries, unless the context indicates otherwise.
Conversion of Dual Class Common Stock Structure
On July 12, 2021, all outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock (the “Conversion”) pursuant to the terms of the Company’s amended and restated certificate of incorporation (the “Certificate”). Upon the Conversion, outstanding options denominated in shares of Class B common stock issued under any of the Company’s equity incentive plans remained unchanged, except that such options now represent the right to receive shares of Class A common stock on exercise. In accordance with the Certificate, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by the Company.
2.     Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Certain changes to presentation have been made to conform the prior period presentation to the current period reporting. The Company has made certain presentation changes to consolidate the interest paid on finance lease line into other liabilities working capital changes and components of the non-cash lease expense related to operating lease liability changes into operating lease liability working capital changes within operating cash flows in the consolidated statements of cash flows. Such reclassifications did not affect the consolidated balance sheets, total revenues, operating income, net income, or cash flows from operating, investing or financing activities.
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
The Company’s cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, agency bonds, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions that the Company believes to be of high credit standing. The primary focus of its investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. While the Company has not experienced any losses in such accounts and the Company has historically maintained its cash in multiple financial institutions, the failure of Silicon Valley Bank (“SVB”) in March 2023, at which the Company held cash and cash equivalents in multiple accounts, exposed the Company to limited credit risk prior to the completion by the Federal Deposit Insurance Corporation (“FDIC”) of the resolution of SVB in a manner that fully protected all depositors.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. No customer accounted for more than 10% of revenue for both the years ended December 31, 2023, 2022 and 2021. One customer accounted for more than 10% of the total accounts receivable balance as of December 31, 2023, whereas no customers accounted for more than 10% of the total accounts receivable balance as of December 31, 2022. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 12%, 11% and 11% of the Company’s revenue for the years ended December 31, 2023, 2022 and 2021, respectively. The same affiliated customers accounted for an aggregate of 23% and 15% of the Company’s accounts receivable balance as of December 31, 2023 and 2022, respectively.
Cash, Cash Equivalents and Marketable Securities
Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. treasury securities and commercial paper, all with original maturities of three months or less when acquired. The Company’s short-term and long-term marketable securities consists of fixed income U.S. and foreign government agency securities, corporate bonds, agency bonds, asset-backed securities and commercial paper. Management determines the appropriate classification of the Company’s investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying remaining contractual maturity date.
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
Restricted Cash
As of both December 31, 2023 and 2022, the Company had a restricted cash balance of $0.2 million, which consists of a letter of credit related to a lease arrangement that is collateralized by restricted cash. As of December 31, 2023 and 2022, these amounts are included in prepaid expenses and other current assets on the consolidated balance sheets.
Accounts Receivable, net
Accounts receivable are recorded and carried at the original invoiced amount, net of an allowance for any potential credit losses. The allowance for credit losses is determined based upon the assessment of various factors, such as historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions, and other factors that may affect a customer’s ability to pay. The Company records these charges as a component of general and administrative expenses in the consolidated statements of operations in the period in which the change occurs. The Company does not have any off-balance sheet credit exposure related to its customers.
Incremental Costs to Obtain a Contract with a Customer
The Company capitalizes incremental costs associated with obtaining customer contracts, specifically certain commission payments. The Company pays commissions based on contract value upon signing a new arrangement with a customer and upon renewal and upgrades of existing contracts with customers only if the renewal and upgrades result in an incremental increase in contract value. These costs are deferred on the consolidated balance sheets and amortized over the expected period of benefit on a straight-line basis. The Company also pays commissions on an ongoing basis based upon revenue recognized. In these cases, no incremental costs are deferred, as the commissions are earned and expensed in the same period for which the associated revenue is recognized. Based on the nature of the Company’s technology and services, and the duration of its relationships with its customers, the expected period of benefit is determined to be five years. Amortization is primarily included in sales and marketing expense in the consolidated statements of operations. Deferred commission and incentive payments are included in other assets on the consolidated balance sheets.
Fair Value of Financial Instruments
The Company’s available-for-sale securities are recorded at fair value. The Company’s cash and cash equivalents and restricted cash are recorded at cost, which approximates fair value. Additionally, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. For disclosure purposes, the Company measures the fair value of its outstanding senior convertible notes using a market approach based on actual bids and offers in an over-the-counter market, or Level 2 inputs, on the last trading day of the period.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. The estimated useful life of each asset category is as follows:

Computer and networking equipment	3 to 5 years
Leasehold improvements	Shorter of lease term or 5 years
Furniture and fixtures	3 years
Office equipment	3 years
Internal-use software	3 to 5 years
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
Internal-Use Software Development Costs
Labor and related costs associated with internal-use software incurred during the application development stage are capitalized. Capitalization of costs begins when the preliminary project stage is completed, management has committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point when the project is fully tested, is substantially completed and is ready for its intended purpose. The capitalized amounts are included in property and equipment, net on the consolidated balance sheets. The Company amortizes such costs on a straight-line basis over the estimated useful life of the software, which is generally three to five years. Completed internal-use software that is related to the Company’s network is amortized to cost of revenue over its estimated useful life. Costs incurred during the planning, training, and post-implementation stages of the software development life-cycle are expensed as incurred.
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
Segments
The Company considers operating segments to be components of the Company in which separate financial information is available and is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM is the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue, customer size, and industry vertical for purposes of allocating resources and evaluating financial performance.
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
The Company’s definite lived intangible assets are carried at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company estimates the useful life by estimating the expected period of economic benefit.

The useful lives of the intangible assets are as follows:

Customer relationships	3 to 8 years
Developed technology	4 to 5 years
Trade names	3 to 4 years
Backlog	2 years
Internet protocol addresses	10 years
In-process research and development (“IPR&D”)	Indefinite
Long-lived assets, including property and equipment, definite lived intangible assets, and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, significant decreases in market capitalization, facility closures, or work-force reductions indicate that the carrying amount of the long-lived asset or asset group may not be recoverable. When such events occur, the Company compares the carrying amount of the asset or asset group to the undiscounted expected future cash flows related to the asset or asset group. If this comparison indicates that an impairment is present, the amount of impairment is calculate as the difference between the carrying amount and the fair value of the asset or asset group. The Company’s indefinite lived intangibles are assessed annually for impairment. In addition to the recoverability assessment, the Company periodically reviews the remaining estimated useful lives of long-lived assets. If the estimated useful life assumption for any asset is changed due to new information, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life, on a prospective basis. Refer to Note 6 — Balance Sheet Information and Note 7 — Leases for discussion of impairment of property and equipment and impairment of operating lease right-of-use asset, respectively.

Leases
The Company leases office space and data centers (“colocation leases”) under non-cancelable operating leases with various expiration dates. The Company also leases server equipment under non-cancelable finance leases with various expiration dates. The Company determines if an arrangement contains a lease at inception.
Operating lease right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in the Company’s operating leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. Operating lease right-of-use assets also include any prepaid lease payments and exclude lease incentives.
Operating lease expense is recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. The lease terms may include options to extend or terminate the lease. The Company generally uses the base, non-cancelable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that the option will be exercised. The lease agreements may contain variable costs such as common area maintenance, operating expenses or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.
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
Convertible Debt
The Company evaluated the terms of its debt in line with Accounting Standards Update (“ASU”) 2020-06 and concluded that the instrument does not require separation and that there were no other derivatives that required separation. The Company has combined these features with the host contract and accounted for the convertible debt as a single liability in long-term debt on the consolidated balance sheets. The carrying amount of the liability is based on the gross proceeds, net of the unamortized transaction costs incurred related to the issuance of the convertible debt instrument, and the partial repurchases made in 2022 and 2023. The debt discount from the net unamortized transaction cost is amortized to interest expense over the term of the convertible debt instrument using the effective interest rate method.
Revenue recognition
The Company primarily derives revenue from the sale of services to customers executing contracts in which the standard contract term is one year, although terms may vary by contract. Most of the Company’s contracts are non-cancelable over the contractual term. The majority of the Company’s usage-based contracts commit the customer to a minimum monthly level of usage and specify the rate at which the customer must pay for actual usage above the monthly minimum. The Company also offers subscriptions to access a unified security web application and application programming interface at a fixed rate.
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, where revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The processing and recording of certain revenue requires a manual process, which uses a complex set of procedures to generate complete and accurate data to record these revenue transactions. The Company enters into contracts that can include various combinations of products and services, each of which are distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Performance obligations generally represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company. These obligations can be network services, security, compute, professional services, support, and other edge cloud platform services. Accordingly, the Company’s revenue is recognized over time, consistent with the pattern of benefit provided to the customer over the term of the agreement.
For contracts with multiple performance obligations that are delivered over different time periods, the Company allocates the contract transaction price to each performance obligation using the estimated standalone selling price (“SSP”) of each distinct good or service in the contract. Judgment is required to determine the SSP for each distinct performance obligation. The Company analyzes separate sales of its products and services or the discounted list price per management’s approved price list as a basis for estimating the SSP of these products and services. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information, such as geographic region and distribution channel, in determining the SSP.
The transaction price in a contract for usage-based services is typically equal to the minimum commit price in the contract plus any variable amounts of usage above the minimum commitment, less any discounts provided. The transaction price in a contract that does not contain usage-based services is equal to the total contract value. Because the Company’s typical contracts represent distinct services delivered over time with the same pattern of transfer to the customer, usage-based consideration primarily related to actual consumption over the minimum commit levels is allocated to the period to which it relates. The amount of consideration recognized for usage above the minimum commit price is limited to the amount the Company expects to be entitled to receive in exchange for providing services. The Company has elected to apply the practical expedient for estimating and disclosing the variable consideration when variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation from its remaining performance obligations under these contracts. For contracts to which such practical expedient cannot be applied, consideration is estimated. For custom arrangements, other methods may be used as a measure of progress towards satisfying the performance obligations. Revenue on the Company’s subscription services are recognized ratably over their respective contractual term.
At times, customers may request changes that either amend, replace, or cancel existing contracts. Judgment is required to determine whether the specific facts and circumstances within the contracts should be accounted for as a separate contract or as a prospective modification.
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

Research and Development Costs
Research and development costs consist of primarily payroll and related personnel costs for the design, development, testing, and enhancement of the Company’s edge cloud platform. Research and development expenses also include cloud infrastructure fees for development and testing. Costs incurred in the development of the Company’s edge cloud platform are expensed as incurred, excluding those expenses which meet the criteria for the capitalization of internal-use software.
Advertising Expense
The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of approximately $4.6 million, $2.5 million and $2.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Accounting for Stock-Based Compensation
The Company recognizes stock-based compensation expense based on the grant-date fair value of the awards. The fair values of the restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock awards (“PSUs”) are based on the fair value of the Company’s stock price on the grant date. The fair values of stock options and ESPP are based on the Black-Scholes option-pricing model. The fair value of the market-based performance stock awards (“MPSUs”) is measured using a Monte Carlo simulation valuation model.
The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying stock price on the grant date, as well as assumptions regarding a number of other complex and subjective variables, including expected term and stock price volatility of the awards.
Stock-based compensation expense for awards with service-based vesting only is recognized on a straight-line basis over the requisite service period of the awards, which is generally three or four years. In addition to service-based conditions, stock-based compensation expense for awards that have performance-based or market-based conditions are recognized over the requisite service period for each separately-vesting tranche as though each tranche of the award is its own separate grant, which results in an accelerated recognition of compensation cost. The Company accounts for forfeitures as they occur.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than the U.S. dollar of the Company’s foreign subsidiaries are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while non-monetary items are remeasured at historical rates. Revenue and expenses are remeasured at average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations. The aggregate transaction gain or loss for the years ended December 31, 2023, 2022 and 2021 is included in the determination of net income for the period and was not material to the respective periods.
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
Prior to the Conversion, the Company’s basic and diluted net loss per share attributable to common stockholders was presented in conformity with the two-class method required for multiple classes of common stock and participating securities. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock units, restricted stock awards, shares issuable under our employee stock purchase place and performance stock awards.
Recently Issued and Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting - Improvements to Reportable Segment Disclosures”, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for the Company's annual periods beginning in 2024 and interim periods beginning in the first quarter of fiscal year 2025. The Company is currently evaluating the impact of the new guidance and intends to adopt the guidance retrospectively when it becomes effective in 2024.
In December, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for the Company's annual periods beginning in 2025. The Company is currently evaluating the impact of the new guidance and intends to adopt the guidance prospectively when it becomes effective in 2025.

3.     Revenue
Disaggregation of revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for the years ended December 31, 2023, 2022 and 2021. The following table presents the Company’s net revenue by geographic region:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
United States	$370,424	$316,149	$260,399
Asia Pacific	72,873	58,073	39,496
Europe	42,770	38,469	35,177
All other	19,921	20,034	19,258
Total revenue	$505,988	$432,725	$354,330
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
Under the prior methodology, enterprise customers is defined as customers with revenue in excess of $100,000 over the trailing 12-month period. The following table presents the Company’s net revenue for enterprise and non-enterprise customers based on the prior methodology:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Enterprise customers	$458,472	$386,853	$313,360
Non-enterprise customers	47,516	45,872	40,970
Total revenue	$505,988	$432,725	$354,330
Under the new methodology, enterprise customers is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the sum of revenue for each customer within the quarter and multiplying it by four. The following table presents the Company’s net revenue for enterprise and non-enterprise customers based on the new methodology:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Enterprise customers	$464,452	$393,152	$315,918
Non-enterprise customers	41,536	39,573	38,412
Total revenue	$505,988	$432,725	$354,330

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
The following table presents the Company’s contract assets and contract liabilities as of December 31, 2023 and 2022:

	As of December 31, 2023	As of December 31, 2022
	(in thousands)
Contract assets	$621	$19
Contract liabilities	$38,150	$30,544
The following table presents revenue recognized during the years ended December 31, 2023 and 2022 from amounts included in the contract liability at the beginning of the period:

	Year ended December 31,
	2023	2022
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$28,616	$26,274
Remaining performance obligations
As of December 31, 2023, the aggregate amount of the transaction price in the Company's contracts allocated to remaining performance obligations that were unsatisfied or partially unsatisfied was $235.7 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. The Company has elected to not provide certain information about its remaining performance obligations for service contracts with an original contract duration of one year or less. As of December 31, 2023, the Company expects to recognize approximately 80% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.
Costs to obtain a contract
As of December 31, 2023 and December 31, 2022, the Company’s costs to obtain contracts were as follows:

	As of December 31, 2023	As of December 31, 2022
	(in thousands)
Deferred contract costs, net	$61,981	$50,523

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $15.5 million, $8.9 million and $6.3 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying consolidated statements of operations.

4.     Investments and Fair Value Measurements
The Company’s total cash, cash equivalents and marketable securities consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents:
Cash	$21,269	$46,516
U.S. Treasury securities	52,830	—
Money market funds	21,166	96,875
Commercial paper	12,656	—
Total cash and cash equivalents	107,921	143,391
Marketable securities:
U.S. Treasury securities	$73,448	$287,988
Corporate notes and bonds	105,566	$71,744
Commercial paper	25,934	—
Agency bonds	9,851	—
Asset-backed securities	—	175
Municipal securities	—	2,221
Foreign government and supranational securities	—	12,453
Total marketable securities, current	$214,799	$374,581
Corporate notes and bonds	5,999	140,949
Asset-backed securities	89	24,156
Total marketable securities, non-current	$6,088	$165,105
Total marketable securities	$220,887	$539,686
Total cash, cash equivalents and marketable securities	$328,808	$683,077

The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to cash and cash equivalents and available-for-sale securities on the accompanying consolidated balance sheets as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash and cash equivalents:
U.S. Treasury securities	$52,824	$6	$—	$52,830
Commercial paper	$12,663	$—	$(7)	$12,656
Marketable securities:
U.S. Treasury securities	$73,444	$8	$(4)	$73,448
Corporate notes and bonds	112,487	9	(931)	111,565
Commercial paper	25,946	—	(12)	25,934
Asset-backed securities	89	—	—	89
Agency bonds	9,854	—	(3)	9,851
Total available-for-sale investments	$287,307	$23	$(957)	$286,373

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable securities:
U.S. Treasury securities	$291,685	$—	$(3,697)	$287,988
Corporate notes and bonds	217,187	—	(4,494)	212,693
Asset-backed securities	24,617	—	(286)	24,331
Municipal securities	2,322	—	(101)	2,221
Foreign government and supranational securities	12,522	—	(69)	12,453
Total available-for-sale investments	$548,333	$—	$(8,647)	$539,686
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income (loss) into other income (expense), net as of December 31, 2023 and December 31, 2022. There were 28 and 76 securities in a continuous loss position for 12 months or longer as of December 31, 2023, and 2022, respectively. Investments are reviewed periodically to identify possible other-than-temporary impairments. For the years ended December 31, 2023 and 2022, the Company did not record any impairment charges for its marketable debt securities in its consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis. Furthermore, the Company has determined that the decline in fair value of the investment is not due to credit related factors.
Fair Value of Financial Instruments
For certain of the Company’s financial instruments, including cash held in banks, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below.
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
The Company classifies its investments, which are comprised of corporate notes and bonds, commercial paper, U.S. treasury securities, agency bonds, foreign government and supranational securities and asset-backed securities within Level 2 of the fair value hierarchy because the fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments.
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$21,166	$—	$—	$21,166
U.S. Treasury securities	—	52,830	—	52,830
Commercial paper	—	12,656	—	12,656
Total cash equivalents	21,166	65,486	—	86,652
Marketable securities:
U.S. Treasury securities	—	73,448	—	73,448
Corporate notes and bonds	—	111,565	—	111,565
Commercial paper	—	25,934	—	25,934
Asset-backed securities	—	89	—	89
Agency bonds	—	9,851	—	9,851
Total marketable securities	—	220,887	—	220,887
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$21,316	$286,373	$—	$307,689

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$96,875	$—	$—	$96,875
Total cash equivalents	96,875	—	—	96,875
Marketable securities:
U.S. Treasury securities	—	287,988	—	287,988
Corporate notes and bonds	—	212,693	—	212,693
Asset-backed securities	—	24,331	—	24,331
Municipal securities	—	2,221	—	2,221
Foreign government and supranational securities	—	12,453	—	12,453
Total marketable securities	—	539,686	—	539,686
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$97,025	$539,686	$—	$636,711
Restricted cash was $0.2 million as of both December 31, 2023 and 2022. The restricted cash balance consisted of letters of credit related to lease arrangements that were collateralized by the Company’s cash. The amounts as of December 31, 2023 and 2022, were both classified as current on the Company’s consolidated balance sheets.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the years ended December 31, 2023 and 2022.
5.     Business Combinations
Glitch, Inc.
On May 18, 2022, the Company acquired 100% of the voting equity interest of Glitch, Inc. (“Glitch”), a software company specializing in developer project management tools, for $34.9 million in cash, of which $8.0 million was held back as security for indemnification claims under the terms of the merger agreement (“Holdback”). During the year ended December 31, 2023, $4.1 million of the Holdback was distributed to certain shareholders of Glitch and the remaining Holdback will be distributed 24 months following the acquisition closing date. The acquisition expands the Company’s brand awareness within the developer community and bolsters the Company’s existing product offerings by making it easier to innovate at a layer in the Company’s software stack.
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

For the year ended December 31, 2022, we incurred $2.0 million in acquisition-related expenses. The acquired intangible assets have a total weighted average amortization period of 3.6 years.
From the date of the acquisition, the financial results of Glitch have been included in and are not material to the Company’s consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to the consolidated financial statements in any period presented.
6.     Balance Sheet Information
Allowance for Credit Losses
The activity in the accounts receivable reserves is as follows:

	As of December 31,
	2023	2022	2021
	(in thousands)
Beginning balance	$5,029	$3,311	$3,248
Additions to the reserves	2,025	2,406	196
Write-offs and adjustments	—	(688)	(133)
Ending balance	$7,054	$5,029	$3,311
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Computer and networking equipment	$224,313	$225,009
Leasehold improvements	8,605	8,374
Furniture and fixtures	2,142	1,792
Office equipment	1,228	1,176
Internal-use software	97,623	66,488
Property and equipment, gross	333,911	302,839
Accumulated depreciation and amortization	(157,303)	(122,461)
Property and equipment, net	$176,608	$180,378
During the year ended December 31, 2023, the Company recognized an impairment charge of $4.3 million, of which $3.0 million related to property and equipment, net and $1.3 million related to advance payments for the purchase of property and equipment. The write-off was primarily related to excess computer and networking equipment including software the Company does not expect to use and therefore abandoned. Impairment charges are included within impairment expense in the consolidated statements of operations. There were no impairments during the years ended December 31, 2022 and 2021.
Depreciation on property and equipment for the years ended December 31, 2023, 2022 and 2021 was approximately $51.6 million, $42.6 million, and $28.8 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $14.0 million, $8.6 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the unamortized balance of capitalized internal-use software costs on the Company’s consolidated balance sheets was approximately $62.6 million and $45.5 million, respectively.
The Company leases certain networking equipment from various third parties through equipment finance leases. The Company’s networking equipment assets as of December 31, 2023 and 2022, included a total of $74.7 million and $77.3 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $40.1 million and $28.1 million as of December 31, 2023 and 2022, respectively.
Other Assets
Other assets consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Deferred contract costs, net	$61,981	$50,523
Advance payment for purchase of property and equipment	24,509	37,013
Other assets	4,289	5,086
Total other assets	$90,779	$92,622
Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Accrued compensation and related benefits	$14,918	$20,204
Accrued bonus	24,614	15,818
Accrued colocation and bandwidth costs	14,362	10,448
Other tax liabilities	4,344	8,698
Other accrued expenses	3,580	5,993
Total accrued expenses	$61,818	$61,161
Other Current Liabilities
Other current liabilities consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Deferred revenue	$33,824	$28,047
Accrued computer and networking equipment	1,673	1,467
Holdback payable	3,771	4,013
Other current liabilities	1,271	867
Total other current liabilities	$40,539	$34,394

Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity:

	Foreign Currency Translation	Unrealized gain/(loss) for available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2020	$(36)	$42	$6
Other comprehensive loss	(286)	(2,347)	(2,633)
Balance at December 31, 2021	(322)	(2,305)	(2,627)
Other comprehensive loss	(255)	(6,404)	(6,659)
Balance at December 31, 2022	$(577)	$(8,709)	$(9,286)
Other comprehensive income	565	7,713	8,278
Balance at December 31, 2023	$(12)	$(996)	$(1,008)
There were no material reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2023 and 2022. Additionally, there was no material tax impact on the amounts presented.
7.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases), and finance leases for networking equipment. The Company’s operating leases have remaining lease terms ranging from less than 1 year to 7 years, some of which include options to extend the leases. The Company’s finance leases have remaining lease terms up to 1 year. The Company also subleases a portion of its corporate office spaces. The Company’s subleases have remaining lease terms ranging from 1 year to 7 years. Sublease income was $1.2 million, $0.9 million, and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The components of lease cost were as follows:

	As of December 31,
	2023	2022	2021
	(in thousands)
Operating lease cost:
Operating lease cost	$26,996	$30,976	$26,716
Variable lease cost	15,112	11,736	6,820
Total operating lease cost	$42,108	$42,712	$33,536
Finance lease cost:
Amortization of assets under finance lease	$14,391	$14,539	$6,834
Interest	1,328	2,381	1,754
Total finance lease cost	$15,719	$16,920	$8,588
The short-term lease costs were not material for the years ended December 31, 2023, 2022 and 2021. During the years ended December 31, 2023 and 2022, the Company recognized impairment on its operating lease right-of-use assets of $0.7 million and $2.1 million, respectively. The Company did not recognize any material impairment on its operating lease right-of-use assets for the year ended December 31, 2021.

	As of December 31,
	2023	2022	2021
	(in thousands)
Weighted Average Remaining Lease term (in years):
Operating leases	3.48	4.09	4.41
Finance leases	1.00	1.74	2.23

Weighted Average Discount Rate:
Operating leases	6.03%	5.36%	5.20%
Finance leases	4.67%	4.73%	4.86%
Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Year ending December 31,
2024	$28,160	$16,064
2025	20,868	1,617
2026	18,896	—
2027	10,502	—
2028	2,446	—
Thereafter	1,838	—
Total future minimum lease payments	$82,710	$17,681
Less: imputed interest	(7,905)	(395)
Total liability	$74,805	$17,286
As of December 31, 2023, the Company has undiscounted commitments of $2.3 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2024 with lease terms of 3 years.

8.     Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31,
	2023	2022
	(in thousands)
Beginning balance	$670,185	$636,805
Goodwill acquired from business combinations	—	33,419
Foreign currency translation and other adjustments	171	(39)
Ending balance	$670,356	$670,185
The goodwill acquired from business combinations are from the Company’s acquisition described in Note 5 — Business Combinations. The Company did not record an impairment charge on goodwill for the fiscal years ended December 31, 2023, 2022 and 2021.

Intangible Assets, net
As of December 31, 2023 and December 31, 2022, the Company’s intangible assets consisted of the following:

	As of December 31, 2023			As of December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,860	$(28,473)	$41,387	$69,860	$(19,582)	$50,278
Developed technology	50,130	(32,424)	17,706	50,130	(22,367)	27,763
Trade names	3,910	(3,542)	368	3,910	(2,564)	1,346
Internet protocol addresses	4,984	(1,970)	3,014	4,984	(1,471)	3,513
Backlog	—	—	—	2,200	(2,200)	—
Total intangible assets	$128,884	$(66,409)	$62,475	$131,084	$(48,184)	$82,900
The Company’s customer relationships, developed technology, trade names, backlog and Internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $20.4 million, $21.7 million and $21.2 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company did not purchase any intangible assets during the year ended December 31, 2023. During the year ended December 31, 2022, the Company added $2.0 million of intangible assets from the acquisition of Glitch, which are subject to amortization. During the year ended December 31, 2021, the Company purchased $2.1 million of intangible assets. The Company did not record any impairments during the years ended December 31, 2023, 2022 and 2021.
The expected amortization expense of intangible assets subject to amortization as of December 31, 2023 is as follows:

As of December 31, 2023
(in thousands)
2024	$19,599
2025	16,976
2026	9,193
2027	9,051
2028	6,891
Thereafter	765
Total	$62,475

9.     Debt Instruments
Senior Secured Credit Facilities Agreement
On February 16, 2021, the Company entered into a Senior Secured Credit Facilities Agreement (“Credit Agreement”) with the lenders from time to time party thereto (the “Lenders”) and Silicon Valley Bank, as a lender and as administrative agent and collateral agent for the Lenders, for an aggregate commitment amount of $100.0 million with a maturity date of February 16, 2024. The Company recorded $0.6 million of debt issuance costs associated with the Credit Agreement in other assets on the Company’s consolidated balance sheet.

The Credit Agreement originally bore interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. On June 28, 2023, the Company entered into the First Amendment to Credit Agreement with the Lenders and First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, amended the interest rate provisions of the Credit Agreement to replace LIBOR with the Secured Overnight Finance Rate (“SOFR”) as the interest rate benchmark. On February 16, 2024, the Company entered into the Second Amendment to Credit Agreement with the Lenders and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, extended the maturity date of the loans under the Credit Agreement to June 14, 2024. As amended, the revolving loans bear interest, at the Company’s election, at an annual rate based on SOFR or a base rate. Loans based on SOFR bear interest at a rate per annum equal to SOFR, plus an adjustment of 0.10%, plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Loans based on the base rate bear interest at a rate per annum equal to the base rate plus 0.75% to 1.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement.
Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. In addition, the Company’s Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated adjusted quick ratio of at least 1.25 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if the Company’s consolidated adjusted quick ratio falls below 1.75 on the last day of any fiscal quarter. The Credit Agreement requires the Company to comply with various affirmative and negative covenants, and contains customary events of default.

As of December 31, 2023 and 2022, the Company was in compliance with all of the Credit Agreement’s covenants. During the years ended December 31, 2023 and 2022, no amounts were drawn down on the Company’s Credit Agreement. As of the years ended December 31, 2023 and 2022, no amounts were outstanding under the Credit Agreement.
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
Holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price, as defined in the indenture agreement governing the Note filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2021, per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. The initial conversion rate is 9.7272 shares of Class A common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $102.80 per share of Class A common stock. The conversion rate is subject to adjustment as described in the indenture governing the Notes but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date of the Notes or if the Company delivers a notice of redemption in respect of the Notes, the Company will, in certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes, in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
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
The Company evaluated the terms of its debt and concluded that the instrument does not require separation and that there were no other derivatives that required separation. As such, the Company has combined these features with the host contract and the Company accounts for its convertible debt as a single liability in long-term debt on its consolidated balance sheet. The initial purchasers’ discounts and transaction costs of $18.6 million incurred related to the issuance of the Notes were classified as liability and represents the difference between the principal amount of the Notes and the liability component (the “debt discount”), which is amortized to interest expense using the effective interest method over the term of the Notes.
As of December 31, 2023, the conversion conditions had not been met and therefore the Notes were not yet convertible.
On May 25, 2022, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase (the “Repurchases”) $235.0 million aggregate principal amount of the Notes for an aggregate cash repurchase price of $176.4 million and aggregate transaction costs of $0.7 million. The Repurchases were accounted for as a debt extinguishment that resulted in a net gain of $54.4 million, which was recorded as non-operating income on the Company's consolidated statement of operations for the year ended December 31, 2022.
During the year ended December 31, 2023, the Company entered into several separate privately negotiated transactions with certain holders of the Notes to repurchase $367.3 million aggregate principal amount of the Notes for an aggregate cash repurchase price of $309.1 million and aggregate transaction costs of $2.0 million. The Repurchases were accounted for as a debt extinguishment that resulted in a net gain of $52.4 million, which was recorded as non-operating income on the Company’s consolidated statement of operations for the year ended December 31, 2023.
The following table reflects the carrying values of the debt agreements as of December 31, 2023 and 2022 as follows:

	Year ended December 31,
	2023	2022
	(in thousands)
Convertible Senior notes (effective interest rate of 0.38% and 0.40% as of December 31, 2023 and 2022, respectively)
Principal amount	$346,489	$713,753
Less: unamortized debt issuance costs	(2,982)	(9,043)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$343,507	$704,710
For the years ended December 31, 2023, 2022 and 2021, interest expense related to the Company’s debt obligations was $2.7 million, $3.4 million, and $3.5 million respectively. As of December 31, 2023 and 2022, the total estimated fair value of the Notes were $301.4 million and $517.5 million, respectively.
10.     Commitments and Contingencies
Purchase Commitments
As of December 31, 2023, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, fixed asset vendors, Internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.
Aside from the Company’s finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 7—Leases, the minimum future commitments related to the Company’s purchase commitments as of December 31, 2023 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
2024	$48,699	$10,480	$59,179
2025	6,105	3,797	9,902
2026	8,111	2,097	10,208
2027	111	—	111
2028	40	—	40
Thereafter	—	—	—
Total	$63,066	$16,374	$79,440

Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company’s operations. The Company is subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, the Company has not billed or collected these taxes and, in accordance with GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, the Company has recorded a liability of $4.3 million and $7.6 million as of December 31, 2023 and 2022, respectively. These estimates are based on several key assumptions, including the taxability of the Company’s products, the jurisdictions in which the Company believes it has nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge the Company’s assumptions and analysis, its actual exposure could differ materially from its current estimates.
Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material effect on the Company’s business, results of operations, financial condition, or cash flows. As of December 31, 2023, the Company has not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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

11.     Stockholders’ Equity
Common Stock
The Company’s Amended and Restated Certificate of Incorporation, as amended and restated in May 2019, authorizes the issuance of 1.0 billion shares of Class A common stock and 94.1 million shares of Class B common stock, each at a par value per share of $0.00002. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share.
On July 12, 2021, all outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock (the “Conversion”) pursuant to the terms of the Company’s amended and restated certificate of incorporation (the “Certificate”). Upon the Conversion, outstanding options denominated in shares of Class B common stock issued under any of the Company’s equity incentive plans remained unchanged, except that such options now represent the right to receive shares of Class A common stock on exercise. In accordance with the Certificate, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by the Company. Accordingly, the Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion. Upon the effectiveness of the certificate, the Company’s total number of authorized shares of capital stock was reduced by the retirement of 94.1 million shares of Class B common stock.
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
As of December 31, 2023 and 2022, there were 8.9 million and 9.6 million Class A common stock available for issuance under the 2019 Plan, respectively. As of December 31, 2023 and 2022, 133.0 million and 124.3 million shares of Class A common stock were issued and outstanding, respectively. As of both December 31, 2023 and 2022, no shares of Class B common stock were issued and outstanding.
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
The following table summarizes stock option activity during the year ended December 31, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2022	2,443	$6.01	4.7	$7,674
Granted	602	16.47
Exercised	(291)	7.45
Forfeited	(44)	8.41
Outstanding at December 31, 2023	2,710	$8.14	5.1	$26,383
Vested and exercisable at December 31, 2023	2,142	$5.94	3.8	$25,620

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $3.1 million, $8.9 million, and $64.9 million, respectively.
The total grant date fair value of employee options vested for the years ended December 31, 2023, 2022, 2021 was $2.1 million, $5.6 million, and $6.9 million, respectively.
The weighted-average grant date fair value for options granted to employees during the year ended December 31, 2023 was $10.97. The Company did not grant any options for the years ended December 31, 2022 and 2021.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. The Company estimated the fair value of stock option awards during the year ended December 31, 2023 on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,
2023
Fair value of common stock	$16.47
Expected term (in years)	5.96
Risk-free interest rate	4.67%
Expected volatility	71.2%
Dividend yield	—%
During the years ended December 31, 2023 and 2022, and 2021, the Company recognized stock-based compensation expense from stock options of approximately $2.1 million, $6.1 million, and $24.9 million, respectively.
As of December 31, 2023, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $6.2 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.6 years.
Early Exercise of Stock Options
Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the accompanying consolidated balance sheets and reclassified into equity as the options vest. During the year ended December 31, 2021, the Company modified the terms of 47,882 unvested options subject to repurchase, with an exercise value of approximately $0.2 million, to become fully vested upon change in service status. As of December 31, 2021, a total of 90,977 shares of Class B Common Stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of approximately $0.4 million as of December 31, 2021, was recorded in other current liabilities and other liabilities on the related consolidated balance sheets. The Company did not have any early exercise awards for the year ended December 31, 2023 and 2022.
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

The following table summarizes RSU activity during the years ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested RSUs as of December 31, 2022	11,990	$20.10
Granted	7,667	15.80
Vested	(6,719)	18.94
Cancelled/forfeited	(1,694)	22.80
Nonvested RSUs as of December 31, 2023	11,244	$17.46
During the years ended December 31, 2023, 2022 and 2021, the weighted-average grant date fair value for RSUs granted was $15.80, $14.63 and $54.92 per share, respectively. During the years ended December 31, 2023, 2022 and 2021, the total weighted-average grant date fair value of RSUs vested was $127.3 million, $97.9 million and $67.7 million, respectively.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized stock-based compensation expense related to RSUs of $105.2 million, $98.5 million and $78.3 million, respectively.
As of December 31, 2023, total unrecognized stock-based compensation cost related to non-vested RSUs was $177.1 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.
Stock Subject to Revest (“Revest Shares”)
In conjunction with a prior acquisition in fiscal 2020, a restriction was placed on 896,499 shares belonging to the three co-founders of the target which are subject to revesting on a quarterly basis over a 2-year period.
The Company did not recognize any stock-based compensation expense related to revest shares for the year ended December 31, 2023. For the year ended December 31, 2022, the Company recognized stock-based compensation expense related to revest shares of $27.6 million. As of December 31, 2023, there is no unrecognized stock-based compensation cost related to revest shares.
On January 24, 2022, the Company entered into an agreement with certain holders of restricted stock, who had sold their awards in advance of their vesting conditions, in order to return the proceeds associated with the remaining 224,124 unvested shares as of December 31, 2021. These stockholders are eligible to continue vesting under the original agreements as long as they have continued service as either an employee or consultant. On January 31, 2022, the Company received $10.7 million from these stockholders related to the settlement of the matter, which the Company classified as unrestricted cash on its consolidated balance sheets. This amount will similarly be returned to the holders in accordance with the vesting under the original agreements. Correspondingly, the Company reclassified the award from equity to liability as the award will now be settled for the fixed monetary amount received, rather than a release of the restrictions on shares. The modification did not result in any incremental expense to be recognized.
In February 2022, one of the stockholders had a change in employment status and the Company accelerated the remaining stock-based compensation associated with his awards on his last day of service as an employee as his services under the modified arrangement were not substantive. For the year ended December 31, 2022, the Company recognized stock-based compensation expense of $5.6 million associated with the modification of these awards, which is included in the total stock-based compensation expense. For the year ended December 31, 2023, the Company did not recognize any stock-based compensation expense associated with the modification of these awards.
Performance-Based Restricted Stock Units ("PSUs")
Performance stock awards for executive officers ("executive PSUs”)
In February 2021, pursuant to the Company’s 2019 Equity Incentive Plan, the Company granted shares of executive PSUs to certain employees of the Company, which are to vest based on the level of achievement of certain Company and individual targets related to the Company’s operating plan for the fiscal year 2021 (“2021 Operating Plan”). In February 2022, the Company concluded that the minimum target performance to be eligible for vesting under the 2021 Operating Plan was not attained, and as such, none of the 2021 executive PSUs were eligible to vest and the awards were cancelled.
In February 2022, pursuant to the Company’s 2019 Equity Incentive Plan, the Company granted certain employees shares of executive PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2022. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees’ requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.
On March 29, 2023, May 4, 2023, and May 30, 2023, pursuant to the Company’s 2019 Equity Incentive Plan, the Company granted certain employees shares of executive PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2023. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees’ requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested executive PSUs as of December 31, 2022	267	$28.16
Granted	762	15.88
Vested	(84)	28.16
Cancelled/forfeited	(213)	24.35
Nonvested executive PSUs as of December 31, 2023	732	$16.49
For the years ended December 31, 2023, 2022 and 2021, the Company recognized $4.3 million, $1.4 million, and $3.4 million of stock-based compensation expense associated with these awards, respectively.
Company-wide Bonus Program (“Bonus Program”)
On February 11, 2022, the Compensation Committee approved a company-wide bonus program, including performance targets, to most of the Company’s employees on active payroll in fiscal year 2022. Shares awarded under the program were paid out in February 2023 in fully vested RSUs and based on the final attainment of Company-wide performance targets which were tied to its operating plan for fiscal year 2022. The Company recognized stock-based compensation expense over the employees requisite service period, based on the final attainment of the Company-wide targets. In February 2023, the Company paid out the bonus liability associated with the 2022 Bonus Program in 1.2 million of restricted stock units, and correspondingly recorded a charge to additional paid-in-capital of $16.6 million.
On March 29, 2023, the Compensation Committee approved a company-wide bonus program, including performance targets, to most of the Company’s employees on active payroll in fiscal year 2023. Shares awarded under the program will be in fully vested RSUs and will be based on the final attainment of Company-wide performance targets which are tied to its operating plan for fiscal year 2023. The payout of the 2023 Company-wide bonus program will vary linearly between 50%, 100% and 150% based on the achievement of these targets. Employees are required to be employed through the payout date to earn the awards. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company is recognizing the stock-based compensation expense over the employees requisite service period, based on the expected attainment of the Company-wide targets as of the end of each reporting period.
During the years ended December 31, 2023, and 2022, the Company recognized $24.7 million and $14.9 million of stock-based compensation expense associated with the Bonus Programs, respectively. The Company did not recognize any stock-based compensation expense associated with the Bonus Program for the year ended December 31, 2021.
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
The Company measured the fair value of the MPSUs using a Monte Carlo simulation valuation model. The risk-free interest rates used were 3.37% - 3.68%, which were based on five-year US treasury yield, adjusted to a continuous time basis. The expected volatility was a blended volatility rate of 80%, which incorporated both the Company’s observed equity volatility and the relevant guideline company volatility.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested MPSUs as of December 31, 2022	2,174	$6.80
Granted	87	7.25
Vested	(540)	7.84
Cancelled/forfeited	(250)	6.69
Nonvested MPSUs as of December 31, 2023	1,471	$6.46
Stock-based compensation expense relating to the MPSUs are recognized using the accelerated attribution method over the derived service period. For the year ended December 31, 2023, the Company recognized $5.9 million of stock-based compensation expense associated with these awards.
Total unrecognized stock-based compensation expense related to the unvested portion of the MPSUs was $4.7 million as of December 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 3.9 years.
Employee Stock Purchase Program (“ESPP”)
The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. The ESPP provides for six-month offering periods, commencing in May and November of each year. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the date of purchase.
The Company estimates the fair value of shares to be issued under the ESPP on the first day of the offering period using the Black-Scholes valuation model. The inputs to the Black-Scholes option pricing model are the Company’s stock price on the first date of the offering period, the risk-free interest rate, the estimated volatility of the Company’s stock price over the term of the offering period, the expected term of the offering period and the expected dividend rate. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. Forfeitures are recognized as they occur.
The Company estimated the fair value of shares granted under the ESPP on the first date of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2023	2022	2021
Fair value of common stock	$3.33 – $6.09	$8.40 – $11.85	$41.24 – $44.87
Expected term (in years)	0.49 – 0.50	0.49	0.49 – 0.50
Risk-free interest rate	4.65% – 5.43%	1.57% – 4.65%	0.02% – 0.07%
Expected volatility	70% – 88%	88% – 101%	47% – 58%
Dividend yield	—%	—%	—%
During the years ended December 31, 2023, 2022 and 2021, the Company recognized $4.1 million, $3.2 million, and $3.5 million in stock-based compensation expense related to the ESPP, respectively. As of December 31, 2023, total unrecognized stock-based compensation cost related to ESPP was $1.9 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 0.4 years.

During the years ended December 31, 2023, 2022 and 2021, an aggregate of 1.0 million and 0.5 million and 0.2 million shares of the Company’s Class A common stock was purchased under the ESPP, respectively.
Equity Awards Modification
In September 2023, as part of one employee's separation and transition plan, the Company modified this employee’s outstanding equity awards in an amount that would have vested if this individual had remained an employee for an additional period of time. As a result of the modification, the Company recognized stock-based compensation expense of $2.0 million for the year ended December 31, 2023.
In September 2022, as part of one employee's separation and transition plan, the Company modified this employee’s outstanding equity awards in an amount that would have vested if this individual had remained an employee for an additional period of time. As a result of the modification, the Company recognized stock-based compensation expense of $3.1 million for the year ended December 31, 2022.
Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying consolidated statements of operations:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$11,656	$12,050	$7,227
Research and development	47,827	58,435	47,019
Sales and marketing	33,703	39,083	31,159
General and administrative	43,117	36,228	55,083
Total	$136,303	$145,796	$140,488
For the years ended December 31, 2023, 2022 and 2021, the Company capitalized $10.1 million, $8.0 million, and $4.4 million of stock-based compensation expense, respectively.
For the year ended December 31, 2023, the Company recognized $24.7 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program. For the year ended December 31, 2022, the Company recognized $25.5 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program and certain of the Company’s Revest Shares that were modified. The Company did not recognize any stock-based compensation expense associated with liability classified awards for the year ended December 31, 2021.
12.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
On July 12, 2021, the shares of Class B common stock that converted to Class A common stock were retired and will not be reissued by the Company. Prior to that date, the Company computed net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights of the holders of the Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses.

The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Year ended December 31,
	2023		2022		2021
	Class A(1)	Class B(2)	Class A (1)	Class B(2)	Class A (1)	Class B(2)
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(133,088)	$—	$(190,774)	$—	$(212,120)	$(10,577)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	128,770	—	121,723	—	110,541	5,512
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$—	$(1.57)	$—	(1.92)	$(1.92)
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
(2)Class B common stock includes, for all periods presented, common stock issued prior to the IPO and the conversion of all of the Company’s preferred stock into an aggregate of 53.6 million shares of the Company’s Class B common stock upon closing of the IPO. Some of these shares were previously converted into shares of Class A common stock. On July 12, 2021, all shares of Class B common stock were converted into shares of Class A common stock.
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	Year ended December 31,
	2023	2022	2021
	(in thousands)
Stock options	2,710	2,443	4,369
RSUs	11,244	11,990	5,285
Revest shares	—	—	336
PSUs	732	267	71
MPSUs	1,471	2,174	—
Bonus PSUs	1,572	1,777	—
Shares issuable pursuant to the ESPP	410	186	51
Convertible senior notes (if-converted)	3,370	7,338	9,229
Total	21,509	26,175	19,341

13.     Income Taxes
Loss before income taxes includes the following components:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
United States	$(137,240)	$(196,469)	$(224,159)
Foreign	3,931	5,789	1,531
Loss before income taxes	$(133,309)	$(190,680)	$(222,628)
The income tax expense (benefit) consists of the following:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Current tax provision (benefit):
Federal	$—	$—	$—
State	57	(79)	—
Foreign	622	173	322
Deferred tax benefit:
Federal	—	—	(253)
State	—	—	—
Foreign	(900)	—	—
Total tax expense (benefit)	$(221)	$94	$69
Reconciliation between the Company’s effective tax rate on income from continuing operations and the U.S. federal statutory rate is as follows:

	Year ended December 31,
	2023	2022	2021
Provision at federal statutory tax rate	21%	21%	21%
Change in valuation allowance	(25)	(14)	(30)
Foreign tax rate differential	1	—	—
Stock-based compensation	(4)	(9)	2
Research and development credits	10	2	5
Disallowed executive compensation	(3)	—	—
Restructuring	—	—	2
Effective tax rate	—%	—%	—%

The Company recorded tax benefit of $0.2 million for the year ended December 31, 2023 and recorded tax expense of $0.1 million for both the years ended December 31, 2022 and 2021. The Company’s income tax expense (benefit) is primarily due to income taxes from certain foreign jurisdictions where the Company conducts business and state minimum income taxes in the United States.
The Company’s deferred tax assets and liabilities were as follows:

	Year ended December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating losses	$178,149	$183,306
Lease liability	20,137	23,245
Research and development credits	38,280	21,383
Capitalized research and development	45,418	21,032
Stock-based compensation	11,765	10,429
Deferred revenue	4,934	2,811
Reserves and accruals	4,336	4,648
Other	1,889	4,179
Deferred tax assets	304,908	271,033
Intangible asset amortization	(16,310)	(21,713)
Right-of-use asset	(15,322)	(18,847)
State taxes	(13,032)	(10,732)
Prepaid commissions	(13,868)	(11,526)
Deferred tax liabilities	(58,532)	(62,818)
Valuation allowance	(245,476)	(208,215)
Net deferred tax (liabilities) assets	$900	$—
As of December 31, 2023 and 2022, the Company had NOL carryforwards for U.S. federal income tax purposes of approximately $626.4 million and $658.8 million, respectively; and for state income tax purposes of approximately $568.3 million and $528.9 million, respectively. The federal NOL carryforwards, if not utilized, will begin to expire in 2035. The state NOL carryforward, if not utilized, will begin to expire on various dates starting in 2024. The Company also has federal and California research and development credit carryforwards totaling $42.1 million and $12.2 million as of December 31, 2023, respectively. The federal research and development credit carryforwards will begin to expire in 2033, unless previously utilized. The California research credits do not expire.
As of December 31, 2023, the Company has NOL carryforwards for United Kingdom purposes of approximately $27.9 million. The UK NOL carryforwards do not expire.
Based on all available evidence on a jurisdictional basis the Company believes that it is more likely than not that the Company’s U.S. deferred tax assets will not be utilized and have recorded a full valuation allowance against its U.S. net deferred tax assets. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical losses. The Company determined that it is more likely than not that the U.S. net deferred tax assets will not be fully realizable for the years ended December 31, 2023 and 2022.
The Company has a valuation allowance for U.S. deferred tax assets, including NOL carryforwards. The Company expects to maintain this valuation allowance for the foreseeable future. During the year ended December 31, 2023, the valuation allowance related to the Company’s U.S. deferred tax assets increased by $37.3 million.

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
A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2023	2022
Balance at beginning of year	$17,337	$7,808
Increases related to prior year tax positions	2,674	8,697
Decreases related to prior year tax positions	—	(751)
Increases related to current year tax positions	3,234	1,583
Balance at end of year	$23,245	$17,337
The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above. The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $23.2 million and $17.3 million at December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company does not believe that it is reasonably possible that its unrecognized tax benefits would significantly change in the following 12 months. The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on its consolidated balance sheet. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.
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

Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of December 31,
	2023	2022
	(in thousands)
United States	$166,413	$175,794
All other countries	65,407	73,024
Total long-lived assets	$231,820	$248,818
15.     Subsequent Event
On February 16, 2024, the Company entered into the Second Amendment to Credit Agreement with the Lenders and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, extended the maturity date of the loans under the Credit Agreement to June 14, 2024.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report.

Changes in Internal Control over Financial Reporting

There were no changes during the year ended December 31, 2023 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fastly, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

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
February 21, 2024

Item 9B.     Other Information
Trading Arrangements

During the Company’s last fiscal quarter, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement

Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Ronald Kisling, Chief Financial Officer (1)	Adoption	11/20/2023	X	—	163,938	—	12/31/2024
Richard Daniels, Director (2)	Adoption	11/17/2023	X	—	7,766	—	03/29/2024
Brett Shirk, former Chief Revenue Officer (3)	Termination	12/20/2023	X	—	—	—	12/31/2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Ronald Kisling, our Chief Financial Officer, adopted a Rule 10b5-1 Plan on November 20, 2023. Mr. Kisling's plan provides for the potential sale of up to 163,938 shares of the Company’s Class A Common Stock, plus any shares that are granted to him in 2024 relating to the 2023 company-wide Bonus Program; provided, however, because certain of Mr. Kisling’s planned sale amounts are equal to a designated percentage of the net number of shares resulting from RSUs vesting, of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, the maximum number of shares to be sold may be less. The plan expires on December 31, 2024, or upon the earlier completion of all authorized transactions under the plan.

(2) Richard Daniels, a member of our board of directors, adopted a Rule 10b5-1 Plan on November 17, 2023. Mr. Daniels' plan provides for the potential sale of up to 7,766 shares of the Company’s Class A Common Stock; provided, however, because certain of Mr. Daniels' planned sale amounts are equal to a designated percentage of the net number of shares resulting from RSUs vesting, of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, the maximum number of shares to be sold may be less. The plan expires on March 29, 2024, or upon the earlier completion of all authorized transactions under the plan.

(3) Brett Shirk, our former Chief Revenue Officer, on December 20th, 2023, terminated a Rule 10b5-1 Plan entered into on August 21, 2023 in connection with his departure.

Second Amendment to Senior Secured Credit Facilities Agreement

On February 16, 2024, we entered into the Second Amendment to Credit Agreement with the Lenders and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, extended the maturity date of the loans under the Credit Agreement to June 14, 2024.

The foregoing summary of the Second Amendment to Credit Agreement does not purport to be complete and is subject to and is qualified in its entirety by the terms of the Second Amendment to Credit Agreement, which is attached to this Annual Report on Form 10-K as Exhibit 10.22, and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated by reference to the sections of our proxy statement to be filed with the SEC no later than 120 days after December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 15.     Exhibits
(a)(1) Financial statements

The information concerning the Company’s financial statements and the Report of Independent Registered Public Accounting Firm required by this Item 15(a)(1) is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Reorganization, dated August 26, 2020.	8-K	001-38897	2.1	October 12, 2020
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
3.4	Amended and Restated Bylaws.	10-Q	001-38897	3.3	August 7, 2020
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.3.
4.3	Indenture, dated as of March 5, 2021, by and between Fastly, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38897	4.1	March 5, 2021
4.4	Form of Note, representing Fastly, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-38897	4.2	March 5, 2021
4.5	Description of Securities.	10-K	001-38897	4.5	March 1, 2022
10.1+	2011 Equity Incentive Plan, as amended to date.	S-1	333-230953	10.2	April 19, 2019
10.2+	Forms of Option Agreement, Notice of Stock Option Grant, and Exercise Notice under 2011 Equity Incentive Plan.	S-1	333-230953	10.3	April 19, 2019
10.3+	2019 Equity Incentive Plan.	S-1/A	333-230953	10.4	May 6, 2019
10.4+	Forms of Option Agreement, Notice of Stock Option Grant, and Exercise Notice under 2019 Equity Incentive Plan.	S-1/A	333-230953	10.5	May 6, 2019
10.5+	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.	10-Q	001-38897	10.3	August 9, 2019
10.6+	2019 Employee Stock Purchase Plan.	S-1/A	333-230953	10.7	May 6, 2019
10.7	Form of Indemnification Agreement by and between Fastly, Inc. and each of its directors and executive officers.	S-1/A	333-230953	10.8	May 6, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8+	Cash Incentive Bonus Plan.	S-1/A	333-230953	10.9	May 6, 2019
10.9+	Employment Terms by and between Fastly, Inc. and Artur Bergman, dated May 3, 2019.	S-1/A	333-230953	10.10	May 6, 2019
10.10	Office Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated August 22, 2014.	S-1	333-230953	10.17	April 19, 2019
10.11	First Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated May 27, 2015.	S-1	333-230953	10.18	April 19, 2019
10.12	Second Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated March 11, 2019.	S-1	333-230953	10.32	April 19, 2019
10.13+	Executive Change in Control and Severance Benefit Plan.	S-1/A	333-230953	10.31	May 6, 2019
10.14+	Non-Employee Director Compensation Policy, as amended.					X
10.15	Stock Ownership Guidelines.	S-1/A	333-230953	10.33	May 6, 2019
10.16+	Employment Agreement, by and between Fastly International (Holdings) Ltd. and Joshua Bixby dated February 19, 2020.	8-K	001-38897	10.1	February 20, 2020
10.17+	Equity Offer Letter, by and between Fastly, Inc. and Joshua Bixby dated February 19, 2020.	8-K	001-38897	10.2	February 20, 2020
10.18+	Employment Terms by and between Fastly, Inc. and Artur Bergman, dated May 3, 2019, as modified through November 2, 2023.	8-K	001-38897	10.1	November 6, 2023
10.19+	Signal Sciences Corp. 2014 Stock Option and Grant Plan.	S-8	333-249504	99.1	October 10, 2020
10.20	Senior Secured Credit Facilities Credit Agreement, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of February 16, 2021.	10-K	001-38897	10.23	March 1, 2021
10.21	First Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of June 28, 2023.	10-Q	001-38897	10.2	August 2, 2023
10.22
Second Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of February 16, 2024.
						X
10.23+	Offer Letter Agreement, by and between Fastly, Inc. and Brett Shirk, dated February 9, 2021.	10-K	001-38897	10.23	March 1, 2022
10.24+	Offer Letter by and between Fastly, Inc. and Ronald W. Kisling, dated June 22, 2021.	8-K	001-38897	10.1	June 29, 2021
10.25+	Offer Letter by and between Fastly, Inc. and Todd Nightingale, dated August 1, 2022.	8-K	001-38897	10.1	August 3, 2002
10.26+	Transition and Separation Agreement by and between Fastly, Inc. and Joshua Bixby, dated September 6, 2022.	8-K	001-38897	10.1	September 6, 2022
21.1	Subsidiaries of the Registrant.	10-K	001-38897	21.1	February 24, 2023
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained on the signature page of this report).					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recoupment Policy.					X
101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

FASTLY, INC.

Date:	February 21, 2024	By:	/s/ Todd Nightingale
Todd Nightingale Chief Executive Officer (Principal Executive Officer)

Date:	February 21, 2024	By:	/s/ Ronald W. Kisling
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

Signature	Title	Date

/s/ Todd Nightingale	Chief Executive Officer	February 21, 2024
Todd Nightingale	(Principal Executive Officer)

/s/ Ronald W. Kisling	Chief Financial Officer	February 21, 2024
Ronald W. Kisling	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Hornik	Director and Chairperson of our Board of Directors	February 21, 2024
David Hornik

/s/ Aida Álvarez	Director	February 21, 2024
Aida Álvarez

/s/ Artur Bergman	Chief Architect and Director	February 21, 2024
Artur Bergman

/s/ Richard Daniels	Director	February 21, 2024
Richard Daniels

/s/ Paula Loop	Director	February 21, 2024
Paula Loop

/s/ Charles Meyers	Director	February 21, 2024
Charles Meyers

/s/ Christopher B. Paisley	Director	February 21, 2024
Christopher B. Paisley

/s/ Vanessa Smith	Director	February 21, 2024
Vanessa Smith