Form 10-Q
period 2024-03-31
Fastly, Inc.
filed 2024-05-01
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 26, 2024, 136.6 million shares of the registrants’ Class A common stock were outstanding.

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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.fastly.com/investors), our filings with the Securities and Exchange Commission, our corporate X (formerly known as Twitter) account (@Fastly), our blog (www.fastly.com/blog), our corporate LinkedIn account (www.linkedin.com/company/fastly), webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about us, our products, and other issues. It is possible that the information that we make available on these mediums may be deemed to be material information. We therefore encourage investors and others interested in us to review the information that we make available through these channels.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$150,809	$107,921
Marketable securities, current	178,677	214,799
Accounts receivable, net of allowance for credit losses of $7,870 and $7,054 as of March 31, 2024 and December 31, 2023, respectively	107,517	120,498
Prepaid expenses and other current assets	23,207	20,455
Total current assets	460,210	463,673
Property and equipment, net	177,574	176,608
Operating lease right-of-use assets, net	54,420	55,212
Goodwill	670,356	670,356
Intangible assets, net	57,576	62,475
Marketable securities, non-current	1,743	6,088
Other assets	84,044	90,779
Total assets	$1,505,923	$1,525,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,485	$5,611
Accrued expenses	35,555	61,818
Finance lease liabilities, current	11,974	15,684
Operating lease liabilities, current	22,580	24,042
Other current liabilities	44,633	40,539
Total current liabilities	120,227	147,694
Long-term debt	343,837	343,507
Finance lease liabilities, non-current	440	1,602
Operating lease liabilities, non-current	46,857	48,484
Other long-term liabilities	2,756	4,416
Total liabilities	514,117	545,703
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	1,870,503	1,815,245
Accumulated other comprehensive loss	(521)	(1,008)
Accumulated deficit	(878,179)	(834,752)
Total stockholders’ equity	991,806	979,488
Total liabilities and stockholders’ equity	$1,505,923	$1,525,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2024	2023
Revenue	$133,520	$117,564
Cost of revenue	60,286	57,310
Gross profit	73,234	60,254
Operating expenses:
Research and development	38,248	37,431
Sales and marketing	49,607	44,271
General and administrative	31,639	25,827
Total operating expenses	119,494	107,529
Loss from operations	(46,260)	(47,275)
Interest income	3,848	4,186
Interest expense	(579)	(1,213)
Other expense, net	(89)	(250)
Loss before income tax expense	(43,080)	(44,552)
Income tax expense	347	135
Net loss	$(43,427)	$(44,687)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	134,587	125,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Net loss	$(43,427)	$(44,687)
Other comprehensive income:
Foreign currency translation adjustment	—	84
Gain on investments in available-for-sale-securities	487	3,608
Total other comprehensive income	$487	$3,692
Comprehensive loss	$(42,940)	$(40,995)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	132,992	$3	$1,815,245	$(1,008)	$(834,752)	$979,488
Exercise of vested stock options	71	—	111	—	—	111
Vesting of restricted stock units	1,532	—		—	—	—
Shares issued under bonus program	1,889	—	26,849	—	—	26,849
Stock-based compensation	—	—	28,298	—	—	28,298
Net loss	—	—	—	—	(43,427)	(43,427)
Other comprehensive income	—	—	—	487	—	487
Balance at March 31, 2024	136,484	$3	$1,870,503	$(521)	$(878,179)	$991,806

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	124,336	$2	$1,666,106	$(9,286)	$(701,664)	$955,158
Exercise of vested stock options	44	—	336	—	—	336
Vesting of restricted stock units	1,211	—	—	—	—	—
Shares issued under bonus program	1,193	—	16,599	—	—	16,599
Stock-based compensation	—	—	27,457	—	—	27,457
Net loss	—	—	—	—	(44,687)	(44,687)
Other comprehensive loss	—	—	—	3,692	—	3,692
Balance at March 31, 2023	126,784	$2	$1,710,498	$(5,594)	$(746,351)	$958,555

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(43,427)	$(44,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	13,277	12,040
Amortization of intangible assets	4,899	5,175
Non-cash lease expense	5,556	6,115
Amortization of debt discount and issuance costs	354	716
Amortization of deferred contract costs	4,573	3,425
Stock-based compensation	31,821	28,151
Deferred income taxes	228	—
Provision for credit losses	953	533
Loss on disposals of property and equipment	399	251
Amortization of premiums (discounts) on investments	(1,158)	449
Other adjustments	(259)	(243)
Changes in operating assets and liabilities:
Accounts receivable	12,028	3,701
Prepaid expenses and other current assets	(2,700)	(634)
Other assets	(1,814)	(7,212)
Accounts payable	101	(175)
Accrued expenses	(8,760)	(6,827)
Operating lease liabilities	(7,606)	(5,750)
Other liabilities	2,667	(3,889)
Net cash provided by (used in) operating activities	11,132	(8,861)
Cash flows from investing activities:
Purchases of marketable securities	(56,948)	—
Maturities of marketable securities	99,080	227,211
Purchases of property and equipment	(1,603)	(3,494)
Proceeds from sale of property and equipment	—	22
Capitalized internal-use software	(6,845)	(4,209)
Net cash provided by investing activities	33,684	219,530
Cash flows from financing activities:
Repayments of finance lease liabilities	(4,872)	(8,645)
Proceeds from exercise of vested stock options	111	336
Proceeds from employee stock purchase plan	2,881	2,596
Net cash used in financing activities	(1,880)	(5,713)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(48)	116
Net increase in cash, cash equivalents, and restricted cash	42,888	205,072
Cash, cash equivalents, and restricted cash at beginning of period	108,071	143,541
Cash, cash equivalents, and restricted cash at end of period	$150,959	$348,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$225	$497
Cash paid for income taxes, net of refunds received	$292	$182
Cash paid for finance lease interest	$162	$633
Noncash investing and financing activities:
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	$(459)	$1,368
Stock-based compensation capitalized to internal-use software	$2,942	$1,286
Assets obtained in exchange for operating lease obligations	$3,857	$1,324
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$912	$3,027
Deployments of prepaid capital equipment	$3,724	$1,413

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$150,809	$348,463
Restricted cash, current	150	150
Total cash, cash equivalents, and restricted cash	$150,959	$348,613

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
2.     Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements and footnotes have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2024. The Company’s condensed consolidated financial statements include its accounts and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of its quarterly results. The Company’s condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, internal-use software development costs, the incremental borrowing rate related to the Company’s lease liabilities, fair value of assets acquired and liabilities assumed during business combinations, useful lives of acquired intangible assets and property and equipment, fair value of the Company’s long-lived assets as well as goodwill, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies as compared to those described in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recently Adopted and Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting - Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for the Company's annual periods beginning in 2024 and interim periods beginning in the first quarter of fiscal year 2025. The Company is currently evaluating the impact of the new guidance.
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for the Company's annual periods beginning in 2025. The Company is currently evaluating the impact of the new guidance and intends to adopt the guidance prospectively when it becomes effective in 2025.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. No customer accounted for more than 10% of revenue for both the three months ended March 31, 2024 and 2023. One customer accounted for more than 10% of the total accounts receivable balance as of both March 31, 2024 and December 31, 2023. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 12% and 10% of the Company’s revenue for the three months ended March 31, 2024 and 2023, respectively. The same affiliated customers accounted for an aggregate of 14% and 23% of the Company’s accounts receivable balance as of March 31, 2024 and December 31, 2023, respectively.

3.     Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for both the three months ended March 31, 2024 and March 31, 2023. The following table presents the Company’s net revenue by geographic region:

	Three months ended March 31,
	2024	2023
	(in thousands)
United States	$98,498	$85,364
Asia Pacific	19,098	16,431
Europe	11,246	10,515
All other	4,678	5,254
Total revenue	$133,520	$117,564

The majority of the Company’s revenue is derived from enterprise customers, which are defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the sum of revenue for each customer within the quarter and multiplying it by four. The following table presents the Company's net revenue for enterprise and non-enterprise customers:

	Three months ended March 31,
	2024	2023
	(in thousands)
Enterprise customers	$122,060	$107,373
Non-enterprise customers	11,460	10,191
Total revenue	$133,520	$117,564
The Company reports its revenue by three product lines: Network Services, Security and Other. Network Services include solutions designed to improve performance of websites, apps, application programming interfaces (“APIs”) and digital media. Security includes products designed to protect websites, apps, APIs and users. Other includes Compute solutions that allow developers to build and deploy modern web applications on Fastly's edge cloud platform, and Observability solutions that provide real-time logs, data and metrics streamed from Fastly's edge platform for actionable insights. The following table presents the Company’s revenue by product line:

	Three months ended March 31,
	2024	2023
	(in thousands)
Network Services	$105,996	$94,307
Security	24,600	21,208
Other	2,924	2,049
Total revenue	$133,520	$117,564
Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company has an unconditional right to consideration when it invoices its customers and records a receivable. The Company records a contract asset, or unbilled receivable, when revenue is recognized prior to invoicing. The Company records a contract liability, or deferred revenue, when a contract is billed in advance of revenue being recognized.
Deferred revenue pertains to amounts billed to customers for which revenue has not been recognized, which primarily consists of the unearned portions of billings for the Company’s security subscription services and the unearned portion of edge cloud platform usage. Amounts that have been invoiced for annual subscriptions, but not collected, are recorded in accounts receivable and in unearned revenue or in revenue depending on whether services have been delivered to the customer. The Company’s payment terms and conditions vary by contract type, and generally range from 30 to 90 days.
The following table presents the Company’s contract assets and contract liabilities as of March 31, 2024 and as of December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Contract assets	$—	$621
Contract liabilities	$41,136	$38,150

The following table presents revenue recognized during the three months ended March 31, 2024 and 2023 from amounts included in the contract liability at the beginning of the period:

	Three months ended March 31,
	2024	2023
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$12,760	$12,221
Remaining performance obligations
As of March 31, 2024, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $227.0 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. The Company has elected to not provide certain information about its remaining performance obligations for service contracts with an original contract duration of one year or less. As of March 31, 2024, the Company expects to recognize approximately 78% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.
Costs to obtain a contract
As of March 31, 2024 and December 31, 2023, the Company's costs to obtain contracts were as follows:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Deferred contract costs, net	$59,011	$61,981
During the three months ended March 31, 2024 and 2023, the Company recognized $4.6 million and $3.4 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.

4.     Investments and Fair Value Measurements
The Company's total cash, cash equivalents and marketable securities consisted of the following:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Cash and cash equivalents:
Cash	$19,621	$21,269
U.S. Treasury securities	1,800	52,830
Money market funds	124,417	21,166
Commercial paper	4,971	12,656
Total cash and cash equivalents(1)	$150,809	$107,921
Marketable securities:
U.S. Treasury securities	$21,799	$73,448
Corporate notes and bonds	83,789	105,566
Commercial paper	63,111	25,934
Agency bonds	9,978	9,851
Total marketable securities, current(2)	$178,677	$214,799
Corporate notes and bonds	1,743	5,999
Asset-backed securities	—	89
Total marketable securities, non-current(3)	$1,743	$6,088
Total marketable securities	$180,420	$220,887
Total cash and cash equivalents and marketable securities	$331,229	$328,808
(1) The Company’s cash equivalents include investments with an original maturity date of three months or less.
(2) The Company classifies its marketable securities as current, where it intends to hold the securities for less than 12 months.
(3) The Company classifies its marketable securities are non-current, where it intends to hold the securities for longer than 12 months.

The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to cash equivalents and available-for-sale securities on the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$124,417	$—	$—	$124,417
U.S. Treasury securities	1,800	—	—	1,800
Commercial paper	4,975	—	(4)	4,971
Marketable securities:
U.S. Treasury securities	21,806	—	(7)	21,799
Corporate notes and bonds	85,880	30	(378)	85,532
Commercial paper	63,174	—	(63)	63,111
Agency bonds	9,984	—	(6)	9,978
Total	$312,036	$30	$(458)	$311,608

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents:
U.S. Treasury securities	$52,824	$6	$—	$52,830
Commercial paper	12,663	—	(7)	12,656
Marketable securities:
U.S. Treasury securities	73,444	8	(4)	73,448
Corporate notes and bonds	112,487	9	(931)	111,565
Commercial paper	25,946	—	(12)	25,934
Asset-backed securities	89	—	—	89
Agency bonds	9,854	—	(3)	9,851
Total	$287,307	$23	$(957)	$286,373
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into other income during the three months ended March 31, 2024 and 2023. Investments are reviewed periodically to identify possible other-than-temporary impairments. For the three months ended March 31, 2024 and 2023, the Company did not record any impairment charges for its marketable debt securities in its condensed consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis. Furthermore, the Company has determined that the decline in fair value of the investment is not due to credit related factors.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$124,417	$—	$—	$124,417
U.S. Treasury securities	—	1,800	—	1,800
Commercial paper	—	4,971	—	4,971
Total cash equivalents	124,417	6,771	—	131,188
Marketable securities:
U.S. Treasury securities	—	21,799	—	21,799
Corporate notes and bonds	—	85,532	—	85,532
Commercial paper	—	63,111	—	63,111
Agency bonds	—	9,978	—	9,978
Total marketable securities	—	180,420	—	180,420
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$124,567	$187,191	$—	$311,758

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$21,166	$—	$—	$21,166
U.S. Treasury securities	—	52,830	—	52,830
Commercial paper	—	12,656	—	12,656
Total cash equivalents	21,166	65,486	—	86,652
Marketable securities:
U.S. Treasury securities	—	73,448	—	73,448
Corporate notes and bonds	—	111,565	—	111,565
Commercial paper	—	25,934	—	25,934
Asset-backed securities	—	89	—	89
Agency bonds	—	9,851	—	9,851
Total marketable securities	—	220,887	—	220,887
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$21,316	$286,373	$—	$307,689
Restricted cash was $0.2 million as of both March 31, 2024 and December 31, 2023. The restricted cash balance consisted of letters of credit related to lease arrangements that were collateralized by the Company’s cash. The amounts as of March 31, 2024 and December 31, 2023, were both classified as current on the Company’s balance sheets.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three months ended March 31, 2024 and 2023.
5.     Balance Sheet Information
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Computer and networking equipment	$228,835	$224,313
Leasehold improvements	8,605	8,605
Furniture and fixtures	2,150	2,142
Office equipment	1,228	1,228
Internal-use software	100,839	97,623
Property and equipment, gross	$341,657	$333,911
Accumulated depreciation and amortization	(164,083)	(157,303)
Property and equipment, net	$177,574	$176,608
Depreciation on property and equipment for the three months ended March 31, 2024 and 2023 was approximately $13.3 million and $12.0 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $3.9 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the unamortized balance of capitalized internal-use software costs on the Company’s condensed consolidated balance sheets was approximately $68.2 million and $62.6 million, respectively.

The Company leases certain networking equipment from various third parties through equipment finance leases. The Company’s networking equipment assets as of March 31, 2024 and December 31, 2023, included a total of $74.6 million and $74.7 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $43.5 million and $40.1 million as of March 31, 2024 and December 31, 2023, respectively.
Other Assets
Other assets consisted of the following:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Deferred contract costs, net	$59,011	$61,981
Advance payment for purchase of property and equipment	20,485	24,509
Other assets	4,548	4,289
Total other assets	$84,044	$90,779
Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Accrued compensation and related benefits	$13,046	$14,918
Accrued bonus	2,930	24,614
Accrued colocation and bandwidth costs	10,771	14,362
Other tax liabilities	4,071	4,344
Other accrued expenses	4,737	3,580
Total accrued expenses	$35,555	$61,818
Other Current Liabilities
Other current liabilities consisted of the following:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Deferred revenue	$38,240	$33,824
Accrued computer and networking equipment	1,460	1,673
Holdback payable	3,771	3,771
Other current liabilities	1,162	1,271
Total other current liabilities	$44,633	$40,539

Accumulated Other Comprehensive Loss
For the three months ended March 31, 2024 and 2023, components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(12)	$(996)	$(1,008)
Other comprehensive income	—	487	487
Balance, March 31, 2024	$(12)	$(509)	$(521)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(577)	$(8,709)	$(9,286)
Other comprehensive income	84	3,608	3,692
Balance, March 31, 2023	$(493)	$(5,101)	$(5,594)
There were no material reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2024 and 2023. Additionally, there was no material tax impact on the amounts presented.
6.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases), and finance leases for networking equipment. The Company’s operating leases have remaining lease terms ranging from less than 1 year to 6 years, some of which include options to extend the leases. The Company’s finance leases have remaining lease terms up to 1 year. The Company also subleases a portion of its corporate office spaces. The Company’s subleases have remaining lease terms ranging from less than 1 year to 6 years. The Company’s sublease income was $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
The components of lease cost were as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Operating lease costs:
Operating lease cost	$6,606	$7,201
Variable lease cost	4,247	3,576
Total operating lease costs	$10,853	$10,777

Finance lease costs:
Amortization of assets under finance lease	$3,595	$3,623
Interest	162	439
Total finance lease costs	$3,757	$4,062
The short-term lease costs were not material for either of the three months ended March 31, 2024 and 2023. The Company did not recognize any material impairment on its operating lease right-of-use assets for either of the three months ended March 31, 2024 and 2023.

	As of March 31, 2024	As of December 31, 2023
Weighted Average Remaining Lease Term (in years):
Operating leases	3.35	3.48
Finance leases	0.82	1.00

Weighted Average Discount Rate:
Operating leases	6.24%	6.03%
Finance leases	4.67%	4.67%
Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2024	$20,820	$11,029
2025	22,187	1,617
2026	19,969	—
2027	11,286	—
2028	2,996	—
Thereafter	1,836	—
Total future minimum lease payments	$79,094	$12,646
Less: imputed interest	(7,686)	(232)
Total liability	$71,408	$12,414
As of March 31, 2024, the Company has undiscounted commitments of $2.0 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in the second quarter of 2024 with lease terms of 3 years.
7.     Goodwill and Intangible Assets
Goodwill
As of each of March 31, 2024 and December 31, 2023, the Company’s goodwill was $670.4 million. The Company did not record an impairment charge on goodwill during each of the three months ended March 31, 2024 and 2023.
As of March 31, 2024 and December 31, 2023, the Company’s intangible assets consisted of the following:

	As of March 31, 2024			As of December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,860	$(30,696)	$39,164	$69,860	$(28,473)	$41,387
Developed technology	50,130	(34,939)	15,191	50,130	(32,424)	17,706
Trade names	3,910	(3,580)	330	3,910	(3,542)	368
Internet protocol addresses	4,984	(2,093)	2,891	4,984	(1,970)	3,014
Total intangible assets	$128,884	$(71,308)	$57,576	$128,884	$(66,409)	$62,475
The Company’s customer relationships, developed technology, trade names and internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $4.9 million and $5.2 million for the three months ended March 31, 2024 and 2023, respectively.

The Company did not purchase any intangible assets during both the three months ended March 31, 2024 and 2023. The Company did not record any impairment charges on its intangible assets during both the three months ended March 31, 2024 and 2023.
The expected amortization expense of intangible assets subject to amortization as of March 31, 2024 is as follows:

As of March 31, 2024
(in thousands)
Remainder of 2024	$14,699
2025	16,976
2026	9,193
2027	9,051
2028	6,892
Thereafter	765
Total	$57,576
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

The Credit Agreement originally bore interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. On June 28, 2023, the Company entered into the First Amendment to Credit Agreement with the Lenders and First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, amended the interest rate provisions of the Credit Agreement to replace LIBOR with the Secured Overnight Finance Rate (“SOFR”) as the interest rate benchmark. On February 16, 2024, the Company entered into the Second Amendment to Credit Agreement with the Lenders and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, extended the maturity date of the loans under the Credit Agreement to June 14, 2024. On April 30, 2024, the Company entered into the Third Amendment to Credit Agreement with the Lenders and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, extended the maturity date of the loans under the Credit Agreement to April 30, 2027 and decreased the commitment amount from $100.0 million to $60.0 million, including a $10.0 million sublimit for the issuance of letters of credit, and a swingline subfacility of up to $20.0 million. As amended, the revolving loans bear interest, at the Company’s election, at an annual rate based on SOFR or a base rate. Loans based on SOFR bear interest at a rate per annum equal to SOFR, plus an adjustment of 0.10%, plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Loans based on the base rate bear interest at a rate per annum equal to the base rate plus 0.75% to 1.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement.
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

As of March 31, 2024, the Company was in compliance with all of the Credit Agreement’s covenants. During the three months ended March 31, 2024 and 2023, no amounts were drawn down on the Credit Agreement. As of March 31, 2024 and December 31, 2023, no amounts were outstanding under the Credit Agreement.
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
Holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price, as defined in the indenture agreement governing the Note filed with the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2021, per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
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
As of March 31, 2024, the conversion conditions had not been met and therefore the Notes were not yet convertible.
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
The following table reflects the carrying values of the debt agreements as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)	(in thousands)
Convertible Senior notes (effective interest rate of 0.38%)
Principal amount	$346,489	$346,489
Less: unamortized debt issuance costs	(2,652)	(2,982)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$343,837	$343,507
For the three months ended March 31, 2024 and 2023, interest expense related to the Company’s debt obligations was $0.4 million and $0.8 million, respectively. As of March 31, 2024 and December 31, 2023, the total estimated fair value of the Notes was $314.4 million and $301.4 million, respectively.
9.     Commitments and Contingencies
Purchase Commitments
As of March 31, 2024, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, fixed asset vendors, Internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.

Aside from the Company’s finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 6—Leases, the minimum future commitments related to the Company's purchase commitments as of March 31, 2024 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
Remainder of 2024	$37,203	$5,131	$42,334
2025	7,418	4,799	12,217
2026	8,122	3,069	11,191
2027	111	—	111
2028	40	—	40
Thereafter	—	—	—
Total	$52,894	$12,999	$65,893
Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In some of these jurisdictions the Company is subject to indirect taxes, such as sales and use taxes, and may be subject to certain other taxes. In accordance with GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The Company has accrued $4.1 million and $4.3 million as of March 31, 2024 and December 31, 2023, respectively, for sales and use tax. These estimates are based on several key assumptions, including the taxability of the Company’s operations and the jurisdictions in which the Company believes it has nexus. In the event these jurisdictions challenge the Company’s assumptions and analysis, its actual exposure could differ materially from its current estimates.
Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material effect on the Company’s business, results of operations, financial condition, or cash flows. As of March 31, 2024, the Company has not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
As of March 31, 2024 and December 31, 2023, there were 12.0 million and 8.9 million shares of common stock available for issuance under the 2019 Plan, respectively. As of March 31, 2024 and December 31, 2023, 136.5 million and 133.0 million shares of common stock were issued and outstanding, respectively.
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
The following table summarizes stock option activity during the three months ended March 31, 2024:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2023	2,710	8.14	5.1	$26,383
Granted	—	—
Exercised	(71)	1.58
Cancelled/forfeited	—	—
Outstanding at March 31, 2024	2,639	8.32	4.9	$15,255
Vested and exercisable at March 31, 2024	2,110	6.28	3.7	$15,255
During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense from stock options of approximately $0.6 million and $0.7 million, respectively.
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

The following table summarizes RSU activity during the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2023	11,244	$17.46
Granted	3,320	13.96
Vested	(3,258)	16.34
Cancelled/forfeited	(230)	21.95
Unvested RSUs as of March 31, 2024	11,076	$16.65
During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense related to RSUs of $24.5 million and $23.6 million, respectively.
Performance-Based Restricted Stock Units ("PSUs")
Performance stock awards for executive officers (“Executive PSUs”)
In March and May 2023, pursuant to the Company’s 2019 Equity Incentive Plan, the Company granted certain employees shares of PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2023. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees' requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.
In February 2024, pursuant to the Company’s 2019 Equity Incentive Plan, the Company granted certain employees shares of PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2024. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees' requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2023	732	$16.49
Granted	909	12.60
Vested	(162)	16.14
Cancelled/forfeited	(263)	16.05
Nonvested PSUs as of March 31, 2024	1,216	$13.72
For the three months ended March 31, 2024 and 2023, the Company recognized $1.2 million and $0.3 million of stock-based compensation expense associated with these awards, respectively.
Company-wide Bonus Program (“Bonus Program”)
In March 2023, the Compensation Committee approved a company-wide bonus program, including performance targets, to most of the Company’s employees on active payroll in fiscal year 2023 (“2023 Bonus Program”). Shares awarded under the program were paid out in February 2024 in fully vested RSUs and based on the final attainment of Company-wide performance targets which were tied to its operating plan for fiscal year 2023. The Company recognized stock-based compensation expense over the employees requisite service period, based on the final attainment of the Company-wide targets. In February 2024, the Company paid out 1.9 million of restricted stock units associated with the 2023 Bonus Program, and correspondingly recorded a charge to additional paid-in-capital of $26.8 million.
In February 2024, the Compensation Committee approved a company-wide bonus program, including performance targets, for the current fiscal year to most of the Company’s employees on active payroll in fiscal year 2024 ("2024 Bonus Program"). Shares awarded under the program will be in fully vested RSUs and will be based on the final attainment of Company-wide performance targets which are tied to its operating plan for fiscal year 2024. The payout of the 2024 Company-wide bonus program will vary linearly between 50%, 100% and 150% based on the achievement of these targets. Employees are required to be employed through the payout date to earn the awards. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company is recognizing the stock-based compensation expense over the employees requisite service period, based on the expected attainment of the Company-wide targets as of the end of each reporting period.
During the three months ended March 31, 2024 and 2023, the Company recognized $6.5 million and $2.0 million, respectively, of stock-based compensation expense associated with the Bonus Programs, respectively.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested MPSUs as of December 31, 2023	1,471	$6.46
Granted	—	—
Vested	—	—
Cancelled/forfeited	(158)	6.69
Nonvested MPSUs as of March 31, 2024	1,313	$6.45
Stock-based compensation expense relating to the MPSUs are recognized using the accelerated attribution method over the derived service period. During the three months ended March 31, 2024 and 2023, the Company recognized $0.7 million and $1.6 million stock-based compensation expense associated with these awards, respectively.
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
During the three months ended March 31, 2024 and 2023 the Company recognized $1.2 million and $1.3 million in stock-based compensation expense related to the ESPP, respectively. No common stock was issued under the ESPP in the three months ended March 31, 2024, nor in the three months ended March 31, 2023.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying condensed consolidated statements of operations:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$2,779	$2,681
Research and development	10,323	11,481
Sales and marketing	7,843	6,705
General and administrative	10,876	7,284
Total stock-based compensation expense	$31,821	$28,151

For the three months ended March 31, 2024 and 2023, the Company capitalized $2.9 million and $1.3 million of stock-based compensation expense to internal-use software, respectively.
For the three months ended March 31, 2024 and 2023, the Company recognized $6.5 million and $2.0 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program, respectively.
11.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock:

	Three months ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(43,427)	$(44,687)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	134,587	125,418
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.36)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	As of March 31,
	2024	2023
	(in thousands)
Stock options	2,639	2,362
RSUs	11,076	11,799
PSUs	1,216	822
MPSUs	1,313	2,161
Shares issuable pursuant to the ESPP	550	581
Convertible senior notes (if-converted)	3,370	7,338
Total	20,164	25,063
The dilution table above excludes RSUs to be awarded under the Company’s 2024 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2025. Refer to Note 10 — Stockholders' Equity for further details on the Company’s 2024 Bonus Program.
12.     Income Taxes
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The Company continues to maintain a full valuation allowance on the Company’s U.S. Federal and state net deferred tax assets. The tax expense for the three months ended March 31, 2024 and 2023 was primarily due to foreign tax expense.
In the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $0.3 million and $0.1 million, respectively.

13.     Information About Revenue and Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3—Revenue for more information on net revenue by geographic area.
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
United States	$166,770	$166,413
All other countries	65,224	65,407
Total long-lived assets	$231,994	$231,820
14.     Subsequent Event
On April 30, 2024, the Company entered into the Third Amendment to Credit Agreement with the Lenders and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, extended the maturity date of the loans under the Credit Agreement to April 30, 2027 and decreased the commitment amount from $100.0 million to $60.0 million, including a $10.0 million sublimit for the issuance of letters of credit, and a swingline subfacility of up to $20.0 million.

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
For the three months ended March 31, 2024 and 2023, our revenue was $133.5 million and $117.6 million, respectively, an increase of 14%. Our 10 largest customers generated an aggregate of 38% and 35% of our revenue in the trailing 12 months ended March 31, 2024 and 2023, respectively. No customer accounted for more than 10% of revenue for both the three months ended March 31, 2024 and 2023. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 12% and 10% of the Company’s revenue for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, we incurred a net loss of $43.4 million and $44.7 million, respectively.
We focus our direct selling efforts on expanding our customer’s use of our platform, which includes companies that are exhibiting significant growth. We engage with and support these customers with our field sales representatives, account managers, and technical account managers who focus on customer satisfaction and drive expansion of their usage of our platform and products. These teams work with technical and business leaders to help our customers’ end-users receive the best possible digital experience, while also lowering our customers’ total cost of ownership. These direct selling efforts are reflected by the revenue generated by our enterprise customers. Our Last-Twelve Months Net Retention Rate (“LTM NRR”) metric also measures the revenue growth from existing customers attributable to increased usage of our platform and features, and purchase of additional products and services. For additional details on our key metrics, refer to the “Key Business Metrics” section.
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
In addition, we cannot be certain what actions the United States or another country’s government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. And any action they do take could have a negative impact on our business. One of our largest customers during the first quarter ended March 31, 2024 operates in and has strong business ties to China.

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
We are closely monitoring the unfolding events of the Russian invasion of Ukraine, as well as the more recent hostilities in Israel, and their global impacts. While the conflicts are still evolving and the outcomes remain highly uncertain, we do not believe the Russia-Ukraine or Israel-Hamas conflicts will have a material impact on our business and results of operations. We do not have Points of Presence (“POPs”) or operations in Russia, Ukraine, or Israel. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services. If either conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.
Our customers operating in Russia, Ukraine, and Israel represented an immaterial portion of our consolidated revenue as of both the three months ended March 31, 2024 and 2023.
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

Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended March 31, 2024 and 2023, our research and development expenses as a percentage of revenue were 29% and 32%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools to bolster our existing product offerings, by making it easier to innovate at a layer in the Fastly software stack.
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
Key Business Metrics
We use the following key metrics presented in the table below to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of these key metrics below may differ from other similarly titled metrics used by other companies, analysts, or investors. We no longer consider Average Enterprise Customer Spend, Dollar-Based Net Expansion Rate, and Quarterly Net Retention Rate to be key business metrics. We believe Average Enterprise Customer Spend to be redundant in light of our disclosure of Total Customer Count and Enterprise Customer Count. Dollar-Based Net Expansion Rate and Quarterly Net Retention Rate were used infrequently by investors and are no longer used by management to manage and monitor the performance of our business. In lieu of Quarterly Net Retention Rate, a measure that is seasonal and fluctuates frequently throughout the year, management believes LTM Net Retention Rate, which measures the last twelve-month period and removes seasonality, is a more accurate performance metric to monitor the business. As such, we will no longer report those metrics because we do not believe they are material to an understanding of our business.

	As of March 31,
	2024	2023
Customer metrics:
Total Customer Count (as of period end)	3,290	3,100
Enterprise Customer Count (as of period end)	577	540
Other key metrics:
Last-Twelve Months Net Retention Rate (“LTM NRR”)	114.0%	116.2%

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
In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. We operate globally and as a result, the success of our ability to retain our customers is also affected by general economic and market conditions around the world. As of March 31, 2024 and 2023, we had 3,290 and 3,100 customers, respectively.
Enterprise Customer Count
Historically our revenue has been driven primarily by a subset of our customers, our enterprise customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success. Our enterprise customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of March 31, 2024, we had 577 of such enterprise customers that generated 91% of the total annualized current quarter revenue from our total customers for the period ended March 31, 2024. As of March 31, 2023, we had 540 of such enterprise customers that generated 91% of the total annualized current quarter revenue from our total customers for the period ended March 31, 2023.
Last-Twelve Months Net Retention Rate (“LTM NRR”)
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. LTM NRR allows us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended March 31, 2024 and 2023 our LTM NRR was 114.0% and 116.2%, respectively.
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
We report our revenue by three product lines: Network Services, Security and Other. Network Services include solutions designed to improve performance of websites, apps, application programming interfaces (“APIs”) and digital media. Security includes products designed to protect websites, apps, APIs and users. Other includes Compute solutions that allow developers to build and deploy modern web applications on our edge cloud platform, and Observability solutions that provide real-time logs, data and metrics streamed from our edge platform for actionable insights.

We define United States revenue (“U.S. revenue”) as revenue from customers that have a billing address in the United States, and we define international revenue as revenue from customers that have a billing address outside of the United States.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees, salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, bandwidth and co-location costs for free trial users, costs related to our customer conferences, including our customer conferences, professional services fees, amortization of our intangible assets, and an allocation of our general overhead expenses.
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
Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended March 31,
	2024	2023
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$133,520	$117,564
Cost of revenue	60,286	57,310
Gross profit	73,234	60,254
Operating expenses:
Research and development	38,248	37,431
Sales and marketing	49,607	44,271
General and administrative	31,639	25,827
Total operating expenses	119,494	107,529
Loss from operations	(46,260)	(47,275)
Interest income	3,848	4,186
Interest expense	(579)	(1,213)
Other expense, net	(89)	(250)
Loss before income tax expense	(43,080)	(44,552)
Income tax expense	347	135
Net loss attributable to common stockholders	$(43,427)	$(44,687)

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended March 31,
	2024	2023
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%
Cost of revenue	45	49
Gross profit	55	51
Operating expenses:
Research and development	29	32
Sales and marketing	37	38
General and administrative	24	22
Total operating expenses	89	91
Loss from operations	(35)	(40)
Interest income	3	4
Interest expense	—	(1)
Other expense, net	—	—
Loss before income tax expense	(32)	(37)
Income tax expense	—	—
Net loss attributable to common stockholders	(32)%	(37)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended March 31,
	2024	2023	% Change
	(in thousands)
Network Services	$105,996	$94,307	12%
Security	24,600	21,208	16%
Other	2,924	2,049	43%
Total revenue	$133,520	$117,564	14%
Percentage of revenue:
Network Services	79%	80%	(1)%
Security	19%	18%	6%
Other	2%	2%	—%
Revenue was $133.5 million for the three months ended March 31, 2024 compared to $117.6 million for the three months ended March 31, 2023, an increase of $15.9 million, or 14%.
In the three months ended March 31, 2024 and 2023, approximately 95% and 94% of our revenue was driven by usage on our platform, respectively. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Network Services revenue was $106.0 million for the three months ended March 31, 2024, compared to $94.3 million for the three months ended March 31, 2023, an increase of $11.7 million, or 12%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $24.6 million for the three months ended

March 31, 2024, compared to $21.2 million for the three months ended March 31, 2023, an increase of $3.4 million, or 16%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue, partially offset by a decrease in Fastly legacy WAF revenue. Other revenue was $2.9 million for the three months ended March 31, 2024, compared to $2.0 million for the three months ended March 31, 2023, an increase of $0.9 million, or 43%. The increase in Other revenue was primarily driven by further adoption of Compute solutions.
U.S. revenue was $98.5 million, or 74% of revenue, for the three months ended March 31, 2024, compared to $85.4 million, or 73% of revenue, for the three months ended March 31, 2023. This represents an increase of $13.1 million, or 15%. International revenue was $35.0 million, or 26% of revenue, for the three months ended March 31, 2024, compared to $32.2 million, or 27%, of revenue for the three months ended March 31, 2023. This represents an increase of $2.8 million, or 9%.
Cost of Revenue

	Three months ended March 31,
	2024	2023	% Change
	(in thousands)
Cost of revenue	$60,286	$57,310	5%
Cost of revenue was $60.3 million for the three months ended March 31, 2024 compared to $57.3 million for the three months ended March 31, 2023, an increase of $3.0 million, or 5%. The increase was primarily due to a $1.2 million increase in bandwidth costs to support the growth of our business, a $1.2 million increase in depreciation due to increased investments in our platform, and a $0.9 million increase in personnel related costs, such as salaries and benefits.
Gross Profit and Gross Margin

	Three months ended March 31,
	2024	2023	% Change
	(in thousands)
Gross profit	$73,234	$60,254	22%
Gross margin	55%	51%	4%
Gross profit was $73.2 million for the three months ended March 31, 2024 compared to $60.3 million for the three months ended March 31, 2023, an increase of $12.9 million, or 22%. Gross margin was 55% for the three months ended March 31, 2024 compared to 51% for the three months ended March 31, 2023, an increase of 4%. The increase in gross margin was driven by revenue growth during the three months ended March 31, 2024 outpacing the increases in the costs incurred to support the growth of our network.
Operating Expenses

	Three months ended March 31,
	2024	2023	% Change
	(in thousands)
Research and development	$38,248	$37,431	2%
Sales and marketing	49,607	44,271	12%
General and administrative	31,639	25,827	23%
Total operating expenses	$119,494	$107,529	11%
Percentage of revenue:
Research and development	29%	32%	(3)%
Sales and marketing	37%	38%	(1)%
General and administrative	24%	22%	2%

Research and development
Research and development expenses were $38.2 million for the three months ended March 31, 2024 compared to $37.4 million for the three months ended March 31, 2023, an increase of $0.8 million, or 2%. The increase is primarily due to a $3.8 million increase in personnel related costs, such as salaries and benefits and a $0.3 million increase in travel and entertainment expenses, partially offset by a $2.4 million decrease in capitalized software expenses as well as a $1.3 million decrease in stock-based compensation expenses, primarily due to higher capitalization of internal-use software.
Sales and marketing
Sales and marketing expenses were $49.6 million for the three months ended March 31, 2024 compared to $44.3 million for the three months ended March 31, 2023, an increase of $5.3 million, or 12%. The increase is primarily due to a $4.0 million increase in personnel related costs, such as salaries, sales commissions, and benefits, a $1.2 million increase in stock-based compensation expenses, and a $0.8 million increase in third party commissions, partially offset by a $0.3 million decrease in amortization expenses due to assets getting fully amortized in 2023.
General and administrative
General and administrative costs were $31.6 million for the three months ended March 31, 2024 compared to $25.8 million for the three months ended March 31, 2023, an increase of $5.8 million, or 23%. The increase was primarily due to a $3.6 million increase in stock-based compensation expenses, a $1.4 million increase in personnel related costs, such as salaries and benefits, and a $0.5 million increase in travel and entertainment expenses.
Other Income and Expense
Interest income

	Three months ended March 31,
	2024	2023	% Change
	(in thousands)
Interest income	$3,848	$4,186	(8)%
Interest income was $3.8 million for the three months ended March 31, 2024 compared to $4.2 million for the three months ended March 31, 2023, a decrease of $0.4 million, or 8%. This decrease is due to a decrease in the balance of investments.
Interest expense

	Three months ended March 31,
	2024	2023	% Change
	(in thousands)
Interest expense	$579	$1,213	(52)%
Interest expense was $0.6 million for the three months ended March 31, 2024 compared to $1.2 million for the three months ended March 31, 2023, a decrease of $0.6 million, or 52%. Interest expense decreased primarily due to the repurchases that occurred during the year ended December 31, 2023, which reduced the principal amount of our Notes (as defined below), thereby reducing debt discount and issuance cost amortization.

Other income (expense), net

	Three months ended March 31,
	2024	2023	% Change
	(in thousands)
Other expense, net	$89	$250	(64)%
Other expense was less than $0.1 million for the three months ended March 31, 2024 compared to other expense of $0.3 million for the three months ended March 31, 2023, a decrease of $0.2 million, or 64%. The decrease is mainly driven by our foreign currency transaction losses between the periods.
Income Taxes

	Three months ended March 31,
	2024	2023	% Change
	(in thousands)
Income tax expense	$347	$135	157%
Income tax expense was $0.3 million for the three months ended March 31, 2024 compared to $0.1 million for the three months ended March 31, 2023, an increase of $0.2 million, or 157%. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense for the periods were primarily due to foreign tax expense.
Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents, and marketable securities and restricted cash totaling $331.2 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. As of March 31, 2024, our marketable securities balance includes $1.7 million of marketable securities that were classified as non-current.
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
We believe that our cash and cash equivalents balances, available borrowing capacity under our credit facility, and the cash flows generated by our operations, net of the cash outflows used in our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We have generated losses from operations in the past and expect to continue to incur operating losses for the foreseeable future due to the investments and strategic initiatives we intend to make to grow our business. Our uses of cash beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are uncertain. We may also use our cash to buy back any outstanding debt on our convertible notes or on any future equity issuances.

Senior Secured Credit Facilities Agreement
On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement (“Credit Agreement”) with the lenders from time to time party thereto (the “Lenders”) and Silicon Valley Bank, as a lender and as administrative agent and collateral agent for the Lenders for an aggregate commitment amount of $100.0 million, with a maturity date of February 16, 2024. The Credit Agreement originally bore interest at a rate per annum equal to the sum of LIBOR for the applicable interest period plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. On June 28, 2023, we entered into the First Amendment to Credit Agreement with the Lenders and First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, amended the interest rate provisions of the Credit Agreement to replace LIBOR with the Secured Overnight Finance Rate (“SOFR”) as the interest rate benchmark. On February 16, 2024, we entered into the Second Amendment to Credit Agreement with the Lenders and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, extended the maturity date of the loans under the Credit Agreement to June 14, 2024. On April 30, 2024, we entered into the Third Amendment to Credit Agreement with the Lenders and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders, which, among other things, extended the maturity date of the loans under the Credit Agreement to April 30, 2027 and decreased the commitment amount from $100.0 million to $60.0 million, including a $10.0 million sublimit for the issuance of letters of credit, and a swingline subfacility of up to $20.0 million. As amended, the revolving loans bear interest, at the Company’s election, at an annual rate based on SOFR or a base rate. Loans based on SOFR bear interest at a rate per annum equal to SOFR, plus an adjustment of 0.10%, plus 1.75% to 2.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. Loans based on the base rate bear interest at a rate per annual equal to the base rate plus 0.75% to 1.00%, depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement.
Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. As of March 31, 2024, we were in compliance with these covenants and we expect to continue to be in compliance for at least the next 12 months. During the three months ended March 31, 2024 and 2022, no amounts were drawn down on the Credit Agreement.
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

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$11,132	$(8,861)
Net cash provided by investing activities	$33,684	$219,530
Net cash used in financing activities	$(1,880)	$(5,713)
Cash Flows from Operating Activities
For the three months ended March 31, 2024, cash provided by operating activities was $11.1 million, consisting primarily of our net loss of $43.4 million, adjusted for non-cash items of $60.6 million, and net cash flows used in operating assets and liabilities of $6.1 million. The main drivers of the changes in operating assets and liabilities were a $7.6 million decrease in operating lease liabilities, a $8.8 million decrease in accrued expenses due to timing of payments, as well as a $2.7 million decrease in prepaid expenses and other current assets. This was offset by a net increase of accounts receivable of $12.0 million, primarily due to the growth of our business and the timing of cash receipts from our customers and a $2.7 million increase in other liabilities.
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
Cash Flows from Investing Activities
For the three months ended March 31, 2024, cash provided by investing activities was $33.7 million, primarily consisting of $99.1 million of maturities and sales of marketable securities. The cash inflow was partially offset by $56.9 million purchases of marketable securities, $6.8 million of additions to capitalized internal-use software and $1.6 million of payments related to purchases of property and equipment to expand our network.
For the three months ended March 31, 2023, cash provided by investing activities was $219.5 million, primarily consisting of $227.2 million of maturities and sales of marketable securities, offset by $4.2 million of additions to capitalized internal-use software and $3.5 million of payments related to purchases of property and equipment to expand our network.
Cash Flows from Financing Activities
For the three months ended March 31, 2024, cash used in financing activities was $1.9 million, primarily consisting of $4.9 million of finance lease payments. The cash outflow was partially offset by inflow of $2.9 million in proceeds from the employee stock purchase plan (“ESPP”) and $0.1 million in proceeds from stock option exercises by our employees.
For the three months ended March 31, 2023, cash used in financing activities was $5.7 million, primarily consisting of $8.6 million of finance lease payments. This decrease was partially offset by $0.3 million in proceeds from stock option exercises by our employees and $2.6 million in proceeds from the employee stock purchase plan (“ESPP”).
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations for capital expenditures, purchase obligations for contracts with our cloud infrastructure providers, network service providers, and other vendors, and outstanding debt. There have not been any material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except for those described under Note 6, Note 8, and Note 9 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in “Management’s Discussion and Analysis – Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $331.2 million as of March 31, 2024, which primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our existing lease arrangements. Notwithstanding the recent fluctuations in interest rates, the increase in interest income has not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings
The information set forth under “Legal Matters” in Note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Select Risk Factors Affecting Our Business
Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:
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
We receive a substantial portion of our revenues from a limited number of customers from a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.*
Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 38% and 35% of our revenue in the trailing 12 months ended March 31, 2024 and 2023, respectively. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 13% and 11% of our revenue in the trailing 12 months ended March 31, 2024 and 2023, respectively. In addition, one of our largest customers during the first quarter ended March 31, 2024 operates in and has strong business ties to China, and we cannot be certain how their traffic levels may be impacted by applicable laws or regulations in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ business may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
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
To ensure adequate supply of parts and components, we must forecast server needs and expenses and place orders sufficiently in advance with our suppliers based on estimates of future demand for network capacity. As we continue to experience growth, we may face challenges managing adequate server capacity due to potential component delays, shortages, price increases, hardware efficiencies gained through internal development, or any potential changes in server architecture including due to technological advances or obsolescence. We may incur charges in future periods related to server management or incorrectly forecast our network capacity needs in future periods. If we have excess server capacity, we have in the past needed to, and may in the future need to, write-down or write-off server assets, which may materially harm our operating results. For example, in the year ended December 31, 2023, we recognized computer and networking equipment related write-off charges of $4.3 million. Conversely, if we underestimate network capacity needs, we may in future periods be unable to meet demand and be required to incur higher costs to secure necessary parts and components of our servers, which could adversely affect our customer relationships and harm our business.
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
We generated a net loss of $43.4 million for the three months ended March 31, 2024, and we had an accumulated deficit of $878.2 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past and will continue to face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
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
Our business is dependent on providing our customers with fast, efficient, and reliable distribution of applications and content over the Internet. In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, proprietary, confidential, and sensitive data, including personal information, intellectual property, trade secrets, and encryption keys, including our data and data of our customers, including their end-users (collectively, sensitive information). Maintaining the security and availability of our platform, network, and internal information technology systems and the security of information we hold on behalf of our customers is a critical issue for us and our customers, and we expend significant resources, and may need to fundamentally change our business activities and continue to modify our practices and operations, in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.
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
We have historically benefited from word-of-mouth and other organic marketing to attract new customers. Through this word-of-mouth marketing, we have been able to build our brand with relatively low marketing and sales costs. This strategy has allowed us to build a substantial customer base and community of users who use our products and act as advocates for our brand and our platform, often within their own corporate organizations. However, our ability to further increase our customer base and achieve broader market acceptance of our products will significantly depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to continue to dedicate significant resources to sales, marketing, and demand-generation programs, including various online marketing activities as well as targeted account-based marketing. The effectiveness of our targeted account-based marketing has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers, our business will be harmed. We have also used a strategy of offering free trial versions of our platform in order to strengthen our relationship and reputation within the developer community by providing these developers with the ability to familiarize themselves with our platform without first becoming a paying customer. However, these developers may not perceive value in the additional benefits and services we offer beyond the free trial versions of our platform and may choose not to pay for those additional benefits. Moreover, some existing paying customers may choose not to renew their commitment with us in favor of relying on the free version of our platform. Most trial accounts do not convert to paid versions of our platform, and to date, only a few users who have converted to paying customers have gone on to generate meaningful revenue. If our other lead generation methods do not result in broader market acceptance of our platform and the users of trial versions of our platform do not become, or are unable to convince their organizations to become, paying customers, or if paying customers choose to convert to the free versions of our platform, we will not realize the intended benefits of this strategy, and our business will be harmed.
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
Our operating results, including revenue, gross margin and net income, as well as our key metrics, including our LTM NRR, have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and period-to-period comparisons of our operating results and key metrics may not be meaningful or accurately measure our business. In addition to the other risks described herein, factors that may affect our operating results include the following:
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
We believe that our success has depended, and continues to depend, on the efforts and talents of senior management and key employees, including Artur Bergman, our Chief Technology Officer and Todd Nightingale, our Chief Executive Officer. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. Such changes in our executive management team may be disruptive to our business. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. We are also dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management, including Mr. Nightingale and Mr. Bergman, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

Our past growth may not be indicative of our future growth and we may not be able to manage our growth effectively.
We have experienced growth in various aspects of our business in prior periods. For example, for the three months ended March 31, 2024 and March 31, 2023, our revenue was $133.5 million, and $117.6 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three months ended March 31, 2024, the percentage of revenue generated from customers outside the United States was 26% of our total revenue. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of March 31, 2024, approximately 21% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, fair value of assets acquired and liabilities assumed for business combinations, useful lives and realizability of long-lived assets including our goodwill and intangible assets, income tax reserves, and accounting for stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
Risks Related to Laws, Regulations, and the Global Economy
Failure to comply with United States and foreign governmental laws and regulations could harm our business.*
Our business is subject to regulation by various federal, state, local, and foreign governments. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws, we could face direct liability or delivery of content by our platform may be blocked by certain governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, in June 2020, China passed a national security law for Hong Kong that imposes criminal liability for the violation of content regulations, it is currently not clear how broadly such legislation will be interpreted or applied in relation to our customers or our business, and additional developments in our understanding of the application of this law could cause us to remove our POP from Hong Kong. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions, or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business.
If the United States government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments, the United States government has expressed concerns about the ability of companies operating in China to do business in the United States or with United States companies. As a result, we could lose the ability to contract with current or potential customers and usage of our platform may decrease by affected customers, which could harm our business and reputation. Even in the absence of new restrictions or trade actions imposed by the United States or other governments, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business. One of our largest customers during the first quarter ended March 31, 2024 operates in and has strong business ties to China.
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
Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development, deployment and use of AI, such as the European Union’s (the “EU”) AI Act. We expect other jurisdictions will adopt similar laws. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. If we cannot use or are restricted in using AI technologies, or deployment of AI by our customers using our platform is affected, our business may be less efficient, or we may be at a competitive disadvantage.

Outside of the United States, an increasing number of foreign laws and regulations apply to privacy and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), (collectively “GDPR”) Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canada’s Anti-Spam Legislation (“CASL”), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing the personal information of individuals. For example, under the GDPR, government regulators may impose restrictions or injunctions on data processing, and fines of up to 20 million euros (£17.5 million) or 4% of annual global revenue, whichever is greater. The GDPR also provides for private litigation related to the processing of personal information, which can be brought by classes of data subjects or consumer protection organizations authorized by law to represent the interests of such classes. European legislative proposals and existing laws and regulations also apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the United Kingdom (the “UK”), regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Furthermore, there is a new regulation in the EU related to AI that will impose onerous obligations related to the use of AI-related systems and may require us to change our business practices. We may also become subject to new laws in the EU that regulate cybersecurity and non-personal information, such as the European Data Act. Depending on how these laws are interpreted, we may have to adapt our business practices and products to comply with such obligations.
Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer information across jurisdictions. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal information to the United States and other countries whose privacy and data security laws are generally believed to be inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border personal information transfer laws. Although there are currently various mechanisms that may be used to lawfully transfer personal information to the United States, such as the standard contractual clauses for transfers from the EEA and UK, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States or elsewhere. Certain countries outside Europe (e.g., Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal information across borders, any of which could increase the cost and complexity of doing business.

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
In January 2018, the Federal Communications Commission (the “FCC”), repealed the “network neutrality” rules adopted during the Obama Administration, which barred Internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the United States Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. On October 19, 2023, the FCC adopted a notice of proposed rulemaking that would reinstate the network neutrality rules, and asked for comment on that proposal and on potential changes to those rules. On April 25th, 2024, the FCC voted to restore the network neutrality rules which bring back a national standard for broadband reliability, security, and consumer protection. We cannot predict the impact of such rules or the outcome of any legal challenges to such rules on our operations or business. A number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect, as has a similar law in Vermont, but a challenge to the Vermont law remains pending and has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. In addition, the status of state regimes may be affected by the FCC’s action in its new network neutrality proceeding. We cannot predict whether any FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.
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
Historically, our stock price has been volatile. During the year ended December 31, 2023, our stock traded as high as $24.31 per share and as low as $7.97 per share, and from January 1, 2024 to April 30, 2024, our stock price has ranged from $25.87 per share to $11.96 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
In March 2021, we entered into a purchase agreement for the sale of an aggregate of $948.8 million principal amount of our 0% convertible senior notes due 2026 (the “Notes”). During the year ended December 31, 2022, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase approximately $235.0 million aggregate principal amount of the Notes for an aggregate cash repurchase price of approximately $176.4 million. During the year ended December 31, 2023, we entered into several separate, privately negotiated transactions with certain holders of the Notes to repurchase (the “Repurchases”) $367.3 million aggregate principal amount of the Notes for an aggregate cash repurchase price of $309.1 million and aggregate transaction costs of $2.0 million. The remaining Notes with an aggregate principal amount of $346.5 million will mature on March 15, 2026, unless earlier converted, redeemed or repurchased. Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, as described in the indenture governing the Notes. If our stock price is lower than the conversion price of the Notes on maturity, the holders of our Notes will likely not convert and we will have to repay those Notes in cash. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted as described in the indenture governing the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to repay or make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Such acceleration could result in our bankruptcy. In a bankruptcy, the holders of the Notes would have a claim to our assets that is senior to the claims of our equity holders.
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
Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. For example, we may issue approximately 3 million shares of our Class A common stock if the Notes convert, subject to customary anti-dilution adjustments. In addition, we may need to secure additional funds for our existing debt obligations, including repayment of the Notes. We may sell Class A common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.
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
As of March 31, 2024, we have outstanding a total of 136 million shares of Class A common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements

During the Company’s last fiscal quarter, none of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	10-Q	001-38897	3.3	August 7, 2020
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
10.1	Second Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of February 16, 2024.	10-K	011-38897	10.22	February 21, 2024
10.2
Third Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of April 30, 2024.
X
10.3	Stock Ownership Guidelines					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

May 1, 2024	By:	/s/ Todd Nightingale
Todd Nightingale Chief Executive Officer (Principal Executive Officer)

May 1, 2024	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)