Form 10-Q
period 2024-06-30
Fastly, Inc.
filed 2024-08-08
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 31, 2024, 138.6 million shares of the registrants’ Class A common stock were outstanding.

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
•our involvement in class-action lawsuits and other litigation matters;
•our estimates or judgments relating to our critical accounting estimates may prove to be incorrect or impaired; and
•stock price volatility, and the potential decline in the value of our Class A common stock.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$147,196	$107,921
Marketable securities, current	164,569	214,799
Accounts receivable, net of allowance for credit losses of $7,345 and $7,054 as of June 30, 2024 and December 31, 2023, respectively	113,878	120,498
Prepaid expenses and other current assets	25,312	20,455
Total current assets	450,955	463,673
Property and equipment, net	177,058	176,608
Operating lease right-of-use assets, net	52,451	55,212
Goodwill	670,356	670,356
Intangible assets, net	52,676	62,475
Marketable securities, non-current	—	6,088
Other assets	79,176	90,779
Total assets	$1,482,672	$1,525,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,532	$5,611
Accrued expenses	34,445	61,818
Finance lease liabilities, current	8,178	15,684
Operating lease liabilities, current	25,399	24,042
Other current liabilities	35,748	40,539
Total current liabilities	109,302	147,694
Long-term debt	344,167	343,507
Finance lease liabilities, non-current	—	1,602
Operating lease liabilities, non-current	44,634	48,484
Other long-term liabilities	3,382	4,416
Total liabilities	501,485	545,703
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	1,903,374	1,815,245
Accumulated other comprehensive loss	(282)	(1,008)
Accumulated deficit	(921,908)	(834,752)
Total stockholders’ equity	981,187	979,488
Total liabilities and stockholders’ equity	$1,482,672	$1,525,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$132,371	$122,831	$265,891	$240,395
Cost of revenue	59,470	58,617	119,756	115,927
Gross profit	72,901	64,214	146,135	124,468
Operating expenses:
Research and development	35,106	37,421	73,354	74,852
Sales and marketing	52,959	47,797	102,566	92,068
General and administrative	28,433	28,823	60,072	54,650
Impairment expense	3,137	—	3,137	—
Total operating expenses	119,635	114,041	239,129	221,570
Loss from operations	(46,734)	(49,827)	(92,994)	(97,102)
Net gain on extinguishment of debt	—	36,760	—	36,760
Interest income	3,937	4,508	7,785	8,694
Interest expense	(464)	(1,232)	(1,043)	(2,445)
Other income (expense), net	193	(803)	104	(1,053)
Loss before income tax expense	(43,068)	(10,594)	(86,148)	(55,146)
Income tax expense	661	110	1,008	245
Net loss	$(43,729)	$(10,704)	$(87,156)	$(55,391)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.08)	$(0.64)	$(0.44)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	137,444	127,863	136,015	126,648

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(43,729)	$(10,704)	$(87,156)	$(55,391)
Other comprehensive income:
Foreign currency translation adjustment	—	474	—	558
Unrealized gain on investments in available-for-sale-securities	239	1,968	726	5,576
Total other comprehensive income	$239	$2,442	$726	$6,134
Comprehensive loss	$(43,490)	$(8,262)	$(86,430)	$(49,257)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	136,484	$3	$1,870,503	$(521)	$(878,179)	$991,806
Exercise of vested stock options	48	—	180	—	—	180
Vesting of restricted stock units	1,320	—	—	—	—	—
Shares issued under ESPP	544	—	4,053	—	—	4,053
Stock-based compensation	—	—	28,638	—	—	28,638
Net loss	—	—	—	—	(43,729)	(43,729)
Other comprehensive income	—	—	—	239	—	239
Balance at June 30, 2024	138,396	$3	$1,903,374	$(282)	$(921,908)	$981,187

	Three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	126,784	$2	$1,710,498	$(5,594)	$(746,351)	$958,555
Exercise of vested stock options	77	—	535	—	—	535
Vesting of restricted stock units	1,469	—	—	—	—	—
Shares issued under ESPP	697	—	4,977	—	—	4,977
Stock-based compensation	—	—	31,949	—	—	31,949
Net loss	—	—	—	—	(10,704)	(10,704)
Other comprehensive income	—	—	—	2,442	—	2,442
Balance at June 30, 2023	129,027	$2	$1,747,959	$(3,152)	$(757,055)	$987,754

	Six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	132,992	$3	$1,815,245	$(1,008)	$(834,752)	$979,488
Exercise of vested stock options	119	—	291	—	—	291
Vesting of restricted stock units	2,852	—	—	—	—	—
Issuance of restricted stock units related to bonus program	1,889	—	26,849	—	—	26,849
Shares issued under ESPP	544	—	4,053	—	—	4,053
Stock-based compensation	—	—	56,936	—	—	56,936
Net loss	—	—	—	—	(87,156)	(87,156)
Other comprehensive income	—	—	—	726	—	726
Balance at June 30, 2024	138,396	$3	$1,903,374	$(282)	$(921,908)	$981,187

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	124,336	$2	$1,666,106	$(9,286)	$(701,664)	$955,158
Exercise of vested stock options	121	—	871	—	—	871
Vesting of restricted stock units	2,680	—	—	—	—	—
Issuance of restricted stock units related to bonus program	1,193	—	16,599	—	—	16,599
Shares issued under ESPP	697	—	4,977	—	—	4,977
Stock-based compensation	—	—	59,406	—	—	59,406
Net loss	—	—	—	—	(55,391)	(55,391)
Other comprehensive income	—	—	—	6,134	—	6,134
Balance at June 30, 2023	129,027	$2	$1,747,959	$(3,152)	$(757,055)	$987,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(87,156)	$(55,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	26,595	24,960
Amortization of intangible assets	9,799	10,350
Non-cash lease expense	11,356	11,763
Amortization of debt discount and issuance costs	703	1,519
Amortization of deferred contract costs	9,104	7,171
Stock-based compensation	57,969	65,143
Deferred income taxes	561	—
Provision for credit losses	1,346	1,100
Loss on disposals of property and equipment	444	547
Amortization of premiums (discounts) on investments	(2,402)	747
Impairment of operating lease right-of-use assets	—	187
Impairment expense	3,137	—
Net gain on extinguishment of debt	—	(36,760)
Other adjustments	(437)	(328)
Changes in operating assets and liabilities:
Accounts receivable	5,274	10,183
Prepaid expenses and other current assets	(4,831)	(417)
Other assets	(5,024)	(11,983)
Accounts payable	(240)	944
Accrued expenses	(6,849)	(6,593)
Operating lease liabilities	(12,012)	(12,432)
Other liabilities	(1,153)	5,419
Net cash provided by operating activities	6,184	16,129
Cash flows from investing activities:
Purchases of marketable securities	(117,197)	—
Sales of marketable securities	—	774
Maturities of marketable securities	176,677	342,095
Advance payment for purchase of property and equipment	(790)	—
Purchases of property and equipment	(3,365)	(7,958)
Proceeds from sale of property and equipment	24	36
Capitalized internal-use software	(13,674)	(10,439)
Net cash provided by investing activities	41,675	324,508
Cash flows from financing activities:
Cash paid for debt extinguishment	—	(196,934)
Repayments of finance lease liabilities	(9,108)	(15,202)
Payment of deferred consideration for business acquisitions	(3,771)	(4,393)
Proceeds from exercise of vested stock options	291	871
Proceeds from employee stock purchase plan	3,915	4,787
Net cash used in financing activities	(8,673)	(210,871)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(61)	585
Net increase in cash, cash equivalents, and restricted cash	39,125	130,351
Cash, cash equivalents, and restricted cash at beginning of period	108,071	143,541
Cash, cash equivalents, and restricted cash at end of period	$147,196	$273,892

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Six months ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$338	$926
Cash paid for income taxes, net of refunds received	$526	$451
Cash paid for finance lease interest	$272	$806
Noncash investing and financing activities:
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	$(739)	$623
Capitalized stock-based compensation	$5,430	$3,227
Assets obtained in exchange for operating lease obligations	$5,275	$1,324
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$4,238	$1,090
Deployments of prepaid capital equipment	$7,773	$1,639

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$147,196	$273,742
Restricted cash, current	—	150
Total cash, cash equivalents, and restricted cash	$147,196	$273,892

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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. No customer accounted for more than 10% of revenue for both the three and six months ended June 30, 2024 and 2023. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 11% and 12% of the Company’s revenue for the three months ended June 30, 2024 and 2023, respectively and 11% for both the six months ended June 30, 2024 and 2023. The same affiliated customers accounted for an aggregate of 23% of the Company’s accounts receivable balance as of December 31, 2023. As of June 30, 2024, no customer accounted for more than 10% of accounts receivable. As of December 31, 2023, one customer accounted for more than 10% of accounts receivable. Affiliated customers that are business units of a different single company accounted for 13% of the total accounts receivable balance as of June 30, 2024.
3.     Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for both the three and six months ended June 30, 2024 and 2023. The following table presents the Company’s net revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
United States	$97,968	$89,873	$196,466	$175,237
Asia Pacific	17,322	17,267	36,421	33,698
Europe	12,103	10,868	23,349	21,384
All other	4,978	4,823	9,655	10,076
Total revenue	$132,371	$122,831	$265,891	$240,395

The majority of the Company’s revenue is derived from enterprise customers, which are defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the sum of revenue for each customer within the quarter and multiplying it by four. The following table presents the Company's net revenue for enterprise and non-enterprise customers:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Enterprise customers	$120,731	$112,660	$242,791	$220,033
Non-enterprise customers	11,640	10,171	23,100	20,362
Total revenue	$132,371	$122,831	$265,891	$240,395
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Network Services	$104,158	$98,487	$210,154	$192,794
Security	25,368	22,530	49,968	43,738
Other	2,845	1,814	5,769	3,863
Total revenue	$132,371	$122,831	$265,891	$240,395
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
The following table presents the Company’s contract assets and contract liabilities as of June 30, 2024 and as of December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Contract assets	$—	$621
Contract liabilities	$37,122	$38,150

The following table presents revenue recognized during the three and six months ended June 30, 2024 and 2023 from amounts included in the contract liability at the beginning of the period:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$14,254	$12,046	$23,652	$21,195
Remaining performance obligations
As of June 30, 2024, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $223.1 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. The Company has elected to not provide certain information about its remaining performance obligations for service contracts with an original contract duration of one year or less. As of June 30, 2024, the Company expects to recognize approximately 78% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.
Costs to obtain a contract
As of June 30, 2024 and December 31, 2023, the Company's costs to obtain contracts were as follows:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Deferred contract costs, net	$56,885	$61,981
During the three months ended June 30, 2024 and 2023, the Company recognized $4.5 million and $3.7 million of amortization related to deferred contract costs, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $9.1 million and $7.2 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.

4.     Investments and Fair Value Measurements
The Company's total cash, cash equivalents and marketable securities consisted of the following:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Cash and cash equivalents:
Cash	$15,646	$21,269
U.S. Treasury securities	74,637	52,830
Money market funds	54,821	21,166
Commercial paper	2,092	12,656
Total cash and cash equivalents(1)	$147,196	$107,921
Marketable securities:
U.S. Treasury securities	$20,754	$73,448
Corporate notes and bonds	64,147	105,566
Commercial paper	79,668	25,934
Agency bonds	—	9,851
Total marketable securities, current(2)	$164,569	$214,799
Corporate notes and bonds	—	5,999
Asset-backed securities	—	89
Total marketable securities, non-current(3)	$—	$6,088
Total marketable securities	$164,569	$220,887
Total cash and cash equivalents and marketable securities	$311,765	$328,808
(1) The Company’s cash equivalents include investments with an original maturity date of three months or less.
(2) The Company classifies its marketable securities as current, where it intends to hold the securities for less than 12 months.
(3) The Company classifies its marketable securities are non-current, where it intends to hold the securities for longer than 12 months.

The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to cash equivalents and available-for-sale securities on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$54,821	$—	$—	$54,821
U.S. Treasury securities	74,635	2	—	74,637
Commercial paper	2,093	—	(1)	2,092
Marketable securities:
U.S. Treasury securities	20,760	—	(6)	20,754
Corporate notes and bonds	64,256	20	(129)	64,147
Commercial paper	79,726	—	(58)	79,668
Total	$296,291	$22	$(194)	$296,119

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents:
U.S. Treasury securities	$52,824	$6	$—	$52,830
Commercial paper	12,663	—	(7)	12,656
Marketable securities:
U.S. Treasury securities	73,444	8	(4)	73,448
Corporate notes and bonds	112,487	9	(931)	111,565
Commercial paper	25,946	—	(12)	25,934
Asset-backed securities	89	—	—	89
Agency bonds	9,854	—	(3)	9,851
Total	$287,307	$23	$(957)	$286,373
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into other income during the three and six months ended June 30, 2024 and 2023. Investments are reviewed periodically to identify possible other-than-temporary impairments. For the three and six months ended June 30, 2024 and 2023, the Company did not record any impairment charges for its marketable debt securities in its condensed consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis. Furthermore, the Company has determined that the decline in fair value of the investment is not due to credit related factors.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$54,821	$—	$—	$54,821
U.S. Treasury securities	—	74,637	—	74,637
Commercial paper	—	2,092	—	2,092
Total cash equivalents	54,821	76,729	—	131,550
Marketable securities:
U.S. Treasury securities	—	20,754	—	20,754
Corporate notes and bonds	—	64,147	—	64,147
Commercial paper	—	79,668	—	79,668
Total marketable securities	—	164,569	—	164,569
Total financial assets	$54,821	$241,298	$—	$296,119

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$21,166	$—	$—	$21,166
U.S. Treasury securities	—	52,830	—	52,830
Commercial paper	—	12,656	—	12,656
Total cash equivalents	21,166	65,486	—	86,652
Marketable securities:
U.S. Treasury securities	—	73,448	—	73,448
Corporate notes and bonds	—	111,565	—	111,565
Commercial paper	—	25,934	—	25,934
Asset-backed securities	—	89	—	89
Agency bonds	—	9,851	—	9,851
Total marketable securities	—	220,887	—	220,887
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$21,316	$286,373	$—	$307,689
We had no restricted cash as of June 30, 2024. The restricted cash balance as of December 31, 2023 was $0.2 million and consisted of letters of credit related to lease arrangements that were collateralized by the Company’s cash. The amount was classified as current on the Company’s balance sheets.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and six months ended June 30, 2024 and 2023.
5.     Balance Sheet Information
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Computer and networking equipment	$233,295	$224,313
Leasehold improvements	8,130	8,605
Furniture and fixtures	2,175	2,142
Office equipment	1,234	1,228
Internal-use software	108,247	97,623
Property and equipment, gross	$353,081	$333,911
Accumulated depreciation and amortization	(176,023)	(157,303)
Property and equipment, net	$177,058	$176,608
During both the three and six months ended June 30, 2024, the Company recognized a non-recurring impairment charge of $1.8 million related to an internal-use software project the Company does not plan to continue with and therefore abandoned. This impairment charge is included within the impairment expense line in the Company's condensed consolidated statements of operations. There were no impairments during the three and six months ended June 30, 2023.

Depreciation on property and equipment for the three months ended June 30, 2024 and 2023 was approximately $13.3 million and $12.9 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $4.0 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively.
Depreciation on property and equipment for the six months ended June 30, 2024 and 2023 was approximately $26.6 million and $25.0 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $7.9 million and $6.1 million for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024 and December 31, 2023, the unamortized balance of capitalized internal-use software costs on the Company’s condensed consolidated balance sheets was approximately $71.6 million and $62.6 million, respectively.
The Company leases certain networking equipment from various third parties through equipment finance leases. The Company’s networking equipment assets as of June 30, 2024 and December 31, 2023, included a total of $74.6 million and $74.7 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $47.0 million and $40.1 million as of June 30, 2024 and December 31, 2023, respectively.
Other Assets
Other assets consisted of the following:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Deferred contract costs, net	$56,885	$61,981
Advance payment for purchase of property and equipment	17,440	24,509
Other assets	4,851	4,289
Total other assets	$79,176	$90,779
Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Accrued compensation and related benefits	$10,931	$14,918
Accrued bonus	2,928	24,614
Accrued colocation and bandwidth costs	12,409	14,362
Other tax liabilities	3,970	4,344
Other accrued expenses	4,207	3,580
Total accrued expenses	$34,445	$61,818
Other Current Liabilities
Other current liabilities consisted of the following:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Deferred revenue	$33,857	$33,824
Accrued computer and networking equipment	792	1,673
Holdback payable	—	3,771
Other current liabilities	1,099	1,271
Total other current liabilities	$35,748	$40,539

Accumulated Other Comprehensive Loss
For the three and six months ended June 30, 2024 and 2023, components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2024	$(12)	$(509)	$(521)
Other comprehensive income	—	239	239
Balance, June 30, 2024	$(12)	$(270)	$(282)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2023	$(493)	$(5,101)	$(5,594)
Other comprehensive income	474	1,968	2,442
Balance, June 30, 2023	$(19)	$(3,133)	$(3,152)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(12)	$(996)	$(1,008)
Other comprehensive income	—	726	726
Balance, June 30, 2024	$(12)	$(270)	$(282)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(577)	$(8,709)	$(9,286)
Other comprehensive income	558	5,576	6,134
Balance, June 30, 2023	$(19)	$(3,133)	$(3,152)
There was no material tax impact on the amounts presented.
6.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases), and finance leases for networking equipment. The Company’s operating leases have remaining lease terms ranging from less than 1 year to 6 years, some of which include options to extend the leases. The Company’s finance leases have remaining lease terms up to 1 year. The Company also subleases a portion of its corporate office spaces. The Company’s subleases have remaining lease terms ranging from less than 1 year to 6 years. The Company’s sublease income was $0.3 million for both the three months ended June 30, 2024 and 2023. The Company’s sublease income was $0.7 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

The components of lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease costs:
Operating lease cost	$6,832	$6,832	$13,438	$14,033
Variable lease cost	3,981	3,790	8,228	7,367
Total operating lease costs	$10,813	$10,622	$21,666	$21,400

Finance lease costs:
Amortization of assets under finance lease	$3,440	$3,619	$7,035	$7,242
Interest	110	367	272	806
Total finance lease costs	$3,550	$3,986	$7,307	$8,048
The short-term lease costs were not material for either of the three and six months ended June 30, 2024 and 2023.
During both the three and six months ended June 30, 2024, the Company recognized a non-recurring impairment charge of $1.3 million related to right-of-use assets mainly due to the Company exiting a certain office facility. This impairment charge is included within the impairment expense line in the Company's condensed consolidated statements of operations. The Company did not recognize any material impairment on its operating lease right-of-use assets for either of the three and six months ended June 30, 2023.

	As of June 30, 2024	As of December 31, 2023
Weighted Average Remaining Lease Term (in years):
Operating leases	3.15	3.48
Finance leases	0.65	1.00

Weighted Average Discount Rate:
Operating leases	6.29%	6.03%
Finance leases	4.66%	4.67%
Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2024	$16,683	$6,683
2025	24,123	1,617
2026	21,152	—
2027	11,907	—
2028	3,069	—
Thereafter	1,973	—
Total future minimum lease payments	$78,907	$8,300
Less: imputed interest	(7,115)	(122)
Total liability	$71,792	$8,178
As of June 30, 2024, the Company has undiscounted commitments of $1.8 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in the third quarter of 2024 with lease terms of 3 years.

7.     Goodwill and Intangible Assets
Goodwill
As of each of June 30, 2024 and December 31, 2023, the Company’s goodwill was $670.4 million. The Company did not record an impairment charge on goodwill during each of the three and six months ended June 30, 2024 and 2023.
As of June 30, 2024 and December 31, 2023, the Company’s intangible assets consisted of the following:

	As of June 30, 2024			As of December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,860	$(32,918)	$36,942	$69,860	$(28,473)	$41,387
Developed technology	50,130	(37,453)	12,677	50,130	(32,424)	17,706
Trade names	3,910	(3,618)	292	3,910	(3,542)	368
Internet protocol addresses	4,984	(2,219)	2,765	4,984	(1,970)	3,014
Total intangible assets	$128,884	$(76,208)	$52,676	$128,884	$(66,409)	$62,475
The Company’s customer relationships, developed technology, trade names and internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $4.9 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense was $9.8 million and $10.4 million for the six months ended June 30, 2024 and 2023, respectively.
The Company did not purchase any intangible assets during both the three and six months ended June 30, 2024 and 2023. The Company did not record an impairment charge on its intangible assets during both the three and six months ended June 30, 2024 and 2023.
The expected amortization expense of intangible assets subject to amortization as of June 30, 2024 is as follows:

As of June 30, 2024
(in thousands)
Remainder of 2024	$9,800
2025	16,976
2026	9,193
2027	9,051
2028	6,891
Thereafter	765
Total	$52,676
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
As of June 30, 2024, the Company was in compliance with all of the Credit Agreement’s covenants. During the three and six months ended June 30, 2024 and 2023, no amounts were drawn down on the Credit Agreement. As of June 30, 2024 and December 31, 2023, no amounts were outstanding under the Credit Agreement.
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
As of June 30, 2024, the conversion conditions had not been met and therefore the Notes were not yet convertible.
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
The following table reflects the carrying values of the debt agreements as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)	(in thousands)
Convertible Senior notes (effective interest rate of 0.38%)
Principal amount	$346,489	$346,489
Less: unamortized debt issuance costs	(2,322)	(2,982)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$344,167	$343,507
For the three months ended June 30, 2024 and 2023, interest expense related to the Company’s debt obligations was $0.4 million and $0.9 million, respectively. For the six months ended June 30, 2024 and 2023, interest expense related to the Company’s debt obligations was $0.8 million and $1.6 million, respectively. As of June 30, 2024 and December 31, 2023, the total estimated fair value of the Notes was $312.7 million and $301.4 million, respectively.

9.     Commitments and Contingencies
Purchase Commitments
As of June 30, 2024, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, fixed asset vendors, Internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.
Aside from the Company’s finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 6—Leases, the minimum future commitments related to the Company's purchase commitments as of June 30, 2024 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
Remainder of 2024	$29,662	$4,179	$33,841
2025	14,784	7,031	21,815
2026	8,314	4,358	12,672
2027	124	—	124
2028	40	—	40
Thereafter	—	—	—
Total	$52,924	$15,568	$68,492
Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In some of these jurisdictions the Company is subject to indirect taxes, such as sales and use taxes, and may be subject to certain other taxes. In accordance with GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The Company has accrued $4.0 million and $4.3 million as of June 30, 2024 and December 31, 2023, respectively, for sales and use tax. These estimates are based on several key assumptions, including the taxability of the Company’s operations and the jurisdictions in which the Company believes it has nexus. In the event these jurisdictions challenge the Company’s assumptions and analysis, its actual exposure could differ materially from its current estimates.
Legal Matters
On May 24, 2024, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Ken Kula v. Fastly, Inc., et al. (Case No. 4:24-cv-03170), naming the Company and certain of its officers as defendants. The complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act purportedly on behalf of all those who purchased or acquired Fastly securities between February 15, 2024 and May 1, 2024. The complaint seeks unspecified compensatory damages, and other relief. Motions for lead plaintiff were filed on July 23, 2024 and the hearing on the lead plaintiff motion is set for September 26, 2024. The court has not yet ruled on those motions. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.
On June 12, 2024, certain of the Company's officers and directors were named as defendants in a stockholder derivative action filed in the United States District Court for the Northern District of California, captioned Roy v. Nightingale, et al. (Case No. 3:24-cv-03549-JCS). On July 1, 2024, a substantially similar stockholder derivative complaint was filed against the Company's officers and directors in the same court, captioned Steffens v. Nightingale et al. (Case No. 4:24-cv-03984-DMR). The derivative complaints assert that defendants breached their fiduciary duties as directors and/or officers of the Company, as well as claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.

The Company is also party to various disputes that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on the Company's business, results of operations, financial conditions, or cash flows.

The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. The Company could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and it may not prevail. In addition, the Company may incur substantial legal fees and costs in connection with such lawsuits. The Company is not currently able to estimate the possible cost to it from these matters, as the pending lawsuits are currently at an early stage, and it cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that it may be required to pay. Such amounts could be material to the Company's financial statements if the Company does not prevail in the defense against the pending lawsuits and any other related lawsuits, or even if it does prevail.

As of June 30, 2024, the Company has not recorded any significant accruals for loss contingencies associated with the above mentioned lawsuits as it does not believe an outcome resulting in a loss is probable. It will accrue for loss contingencies if it becomes both probable that it will incur a loss and if the Company can reasonably estimate the amount or range of the loss.
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
As of June 30, 2024 and December 31, 2023, there were 8.1 million and 8.9 million shares of common stock available for issuance under the 2019 Plan, respectively. As of June 30, 2024 and December 31, 2023, 138.4 million and 133.0 million shares of common stock were issued and outstanding, respectively.
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
The following table summarizes stock option activity during the six months ended June 30, 2024:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2023	2,710	8.14	5.1	$26,383
Granted	—	—
Exercised	(119)	2.45
Cancelled/forfeited	(7)	17.78
Outstanding at June 30, 2024	2,584	8.38	4.7	$5,265
Vested and exercisable at June 30, 2024	2,095	6.50	3.6	$5,265
During the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense from stock options of approximately $0.5 million and $0.4 million, respectively.
During each of the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense from stock options of approximately $1.1 million.
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

The following table summarizes RSU activity during the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2023	11,244	$17.46
Granted	7,616	13.16
Vested	(4,542)	16.94
Cancelled/forfeited	(661)	18.76
Unvested RSUs as of June 30, 2024	13,657	$15.21
During the three months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense related to RSUs of $25.9 million and $27.4 million, respectively.
During the six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense related to RSUs of $50.5 million and $51.0 million, respectively.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2023	732	$16.49
Granted	909	12.60
Vested	(201)	16.30
Cancelled/forfeited	(266)	16.24
Nonvested PSUs as of June 30, 2024	1,174	$13.57
For the three months ended June 30, 2024 and 2023, the Company recognized $0.7 million and $1.4 million of stock-based compensation expense associated with these awards, respectively.
For the six months ended June 30, 2024 and 2023, the Company recognized $2.0 million and $1.7 million of stock-based compensation expense associated with these awards, respectively.
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
The Company did not recognize any stock-based compensation expense associated with the Bonus Programs in the three months ended June 30, 2024, and recognized $7.0 million of stock-based compensation expense associated with the Bonus Programs in the three months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, the Company recognized $6.5 million and $9.0 million of stock-based compensation expense associated with the Bonus Programs, respectively.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested MPSUs as of December 31, 2023	1,471	$6.46
Granted	—	—
Vested	—	—
Cancelled/forfeited	(158)	6.56
Nonvested MPSUs as of June 30, 2024	1,313	$6.45
Stock-based compensation expense relating to the MPSUs are recognized using the accelerated attribution method over the derived service period. During the three months ended June 30, 2024 and 2023, the Company recognized $0.7 million and $1.8 million stock-based compensation expense associated with these awards, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $1.5 million and $3.4 million stock-based compensation expense associated with these awards, respectively.
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
During the three months ended June 30, 2024 and 2023 the Company recognized $0.7 million and $1.0 million in stock-based compensation expense related to the ESPP, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $2.0 million and $2.3 million in stock-based compensation expense related to the ESPP, respectively.
During the three and six months ended June 30, 2024, 0.5 million shares of the Company’s common stock was purchased under the offering period that commenced in November 2023. During the three and six months ended June 30, 2023, 0.7 million shares of the Company’s common stock were purchased under the offering period that commenced in November 2022.

Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$2,044	$2,837	$4,823	$5,518
Research and development	7,983	12,205	18,306	23,686
Sales and marketing	7,058	9,877	14,901	16,582
General and administrative	9,063	12,073	19,939	19,357
Total stock-based compensation expense	$26,148	$36,992	$57,969	$65,143
For the three months ended June 30, 2024 and 2023, the Company capitalized $2.5 million and $1.9 million of stock-based compensation expense to internal-use software, respectively. For the six months ended June 30, 2024 and 2023, the Company capitalized $5.4 million and $3.2 million of stock-based compensation expense to internal-use software, respectively.
The Company did not recognize any stock-based compensation expense associated with the liability classified awards related to the company-wide Bonus Program in the three months ended June 30, 2024, and recognized $7.0 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program in the three months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, the Company recognized $6.5 million and $9.0 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program, respectively.
11.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(43,729)	$(10,704)	$(87,156)	$(55,391)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	137,444	127,863	136,015	126,648
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.08)	$(0.64)	$(0.44)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	As of June 30,
	2024	2023
	(in thousands)
Stock options	2,584	2,280
RSUs	13,657	13,310
PSUs	1,174	840
MPSUs	1,313	2,161
Shares issuable pursuant to the ESPP	594	345
Convertible senior notes (if-converted)	3,370	4,644
Total	22,692	23,580
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
The Company continues to maintain a full valuation allowance on the Company’s U.S. Federal and state net deferred tax assets. The tax expense for the three and six months ended June 30, 2024 and 2023 was primarily due to foreign tax expense.
In the three months ended June 30, 2024 and 2023, the Company recorded income tax expense of $0.7 million and $0.1 million, respectively. In the six months ended June 30, 2024 and 2023, the Company recorded income tax expense of $1.0 million and $0.2 million, respectively.
13.     Information About Revenue and Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3—Revenue for more information on net revenue by geographic area.
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
United States	$165,542	$166,413
All other countries	63,967	65,407
Total long-lived assets	$229,509	$231,820

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
For the three months ended June 30, 2024 and 2023, our revenue was $132.4 million and $122.8 million, respectively, an increase of 8%. For the six months ended June 30, 2024 and 2023, our revenue was $265.9 million and $240.4 million, respectively, an increase of 11%.
Our 10 largest customers generated an aggregate of 37% and 36% of our revenue in the trailing 12 months ended June 30, 2024 and 2023, respectively. No customer accounted for more than 10% of revenue for both the three and six months ended June 30, 2024 and 2023. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 11% and 12% of the Company’s revenue for the three and six months ended June 30, 2024 and 2023, respectively.
For the three months ended June 30, 2024 and 2023, we incurred a net loss of $43.7 million and $10.7 million, respectively. For the six months ended June 30, 2024 and 2023, we incurred a net loss of $87.2 million and $55.4 million, respectively.
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
In addition, we cannot be certain what actions the United States or another country’s government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. And any action they do take could have a negative impact on our business. One of our largest customers during the three and six months ended June 30, 2024 operates in and has strong business ties to China.

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
Our customers operating in Russia, Ukraine, and Israel represented an immaterial portion of our consolidated revenue as of both the three and six months ended June 30, 2024 and 2023.
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

Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended June 30, 2024 and 2023, our research and development expenses as a percentage of revenue were 27% and 30%, respectively. For the six months ended June 30, 2024 and 2023, our research and development expenses as a percentage of revenue were 28% and 31%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools to bolster our existing product offerings, by making it easier to innovate at a layer in the Fastly software stack.
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

	As of June 30,
	2024	2023
Customer metrics:
Total Customer Count (as of period end)	3,295	3,072
Enterprise Customer Count (as of period end)	601	551
Other key metrics:
Last-Twelve Months Net Retention Rate (“LTM NRR”)	109.6%	116.1%
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
In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. We operate globally and as a result, the success of our ability to retain our customers is also affected by general economic and market conditions around the world. As of June 30, 2024 and 2023, we had 3,295 and 3,072 customers, respectively.
Enterprise Customer Count
Historically our revenue has been driven primarily by a subset of our customers, our enterprise customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success. Our enterprise customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of June 30, 2024, we had 601 of such enterprise customers that generated 91% of the total annualized current quarter revenue from our total customers for the period ended June 30, 2024. As of June 30, 2023, we had 551 of such enterprise customers that generated 92% of the total annualized current quarter revenue from our total customers for the period ended June 30, 2023.
Last-Twelve Months Net Retention Rate (“LTM NRR”)
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. LTM NRR allows us to track customer retention which demonstrates the stickiness of our edge cloud platform.

Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended June 30, 2024 and 2023 our LTM NRR was 109.6% and 116.1%, respectively.
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

Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees, salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, bandwidth and co-location costs for free trial users, costs related to our customer events, including our customer conferences, professional services fees, amortization of our intangible assets, and an allocation of our general overhead expenses.
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
Impairment expense
Our impairment expense relates to non-recurring charges for our long-lived assets.
Net Gain on Extinguishment of Debt
Our net gain on extinguishment of debt relates to the partial repurchases of our outstanding senior convertible notes in May 2023.
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

Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$132,371	$122,831	$265,891	$240,395
Cost of revenue	59,470	58,617	119,756	115,927
Gross profit	72,901	64,214	146,135	124,468
Operating expenses:
Research and development	35,106	37,421	73,354	74,852
Sales and marketing	52,959	47,797	102,566	92,068
General and administrative	28,433	28,823	60,072	54,650
Impairment expense	3,137	—	3,137	—
Total operating expenses	119,635	114,041	239,129	221,570
Loss from operations	(46,734)	(49,827)	(92,994)	(97,102)
Net gain on extinguishment of debt	—	36,760	—	36,760
Interest income	3,937	4,508	7,785	8,694
Interest expense	(464)	(1,232)	(1,043)	(2,445)
Other income (expense), net	193	(803)	104	(1,053)
Loss before income tax expense	(43,068)	(10,594)	(86,148)	(55,146)
Income tax expense	661	110	1,008	245
Net loss attributable to common stockholders	$(43,729)	$(10,704)	$(87,156)	$(55,391)

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	45	48	45	48
Gross profit	55	52	55	52
Operating expenses:
Research and development	27	30	28	31
Sales and marketing	40	39	39	38
General and administrative	21	23	23	23
Impairment expense	2	—	1	—
Total operating expenses	90	92	91	92
Loss from operations	(35)	(40)	(36)	(40)
Net gain on extinguishment of debt	—	30	—	15
Interest income	3	4	3	4
Interest expense	—	(1)	—	(1)
Other income (expense), net	—	(1)	—	—
Loss before income tax expense	(32)	(8)	(33)	(22)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	(32)%	(8)%	(33)%	(22)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Network Services	$104,158	$98,487	6%	$210,154	$192,794	9%
Security	25,368	22,530	13%	49,968	43,738	14%
Other	2,845	1,814	57%	5,769	3,863	49%
Total revenue	$132,371	$122,831	8%	$265,891	$240,395	11%
Percentage of revenue:
Network Services	79%	80%	(1)%	79%	80%	(1)%
Security	19%	18%	1%	19%	18%	1%
Other	2%	2%	—%	2%	2%	—%

Revenue was $132.4 million for the three months ended June 30, 2024 compared to $122.8 million for the three months ended June 30, 2023, an increase of $9.6 million, or 8%. Revenue was $265.9 million for the six months ended June 30, 2024, compared to $240.4 million for the six months ended June 30, 2023, an increase of $25.5 million, or 11%
In both the three months ended June 30, 2024 and 2023, approximately 95% of our revenue was driven by usage on our platform. In the six months ended June 30, 2024 and 2023, approximately 95% and 94% of our revenue was driven by usage on our platform, respectively. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Network Services revenue was $104.2 million for the three months ended June 30, 2024, compared to $98.5 million for the three months ended June 30, 2023, an increase of $5.7 million, or 6%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $25.4 million for the three months ended June 30, 2024, compared to $22.5 million for the three months ended June 30, 2023, an increase of $2.9 million, or 13%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue, partially offset by a decrease in Fastly legacy WAF revenue. Other revenue was $2.8 million for the three months ended June 30, 2024, compared to $1.8 million for the three months ended June 30, 2023, an increase of $1.0 million, or 57%. The increase in Other revenue was primarily driven by further adoption of Compute solutions.
Network Services revenue was $210.2 million for the six months ended June 30, 2024, compared to $192.8 million for the six months ended June 30, 2023, an increase of $17.4 million, or 9%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $50.0 million for the six months ended June 30, 2024, compared to $43.7 million for the six months ended June 30, 2023, an increase of $6.3 million, or 14%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue, partially offset by a decrease in Fastly legacy WAF revenue. Other revenue was $5.8 million for the six months ended June 30, 2024, compared to $3.9 million for the six months ended June 30, 2023, an increase of $1.9 million, or 49%. The increase in Other revenue was primarily driven by further adoption of Compute solutions.
U.S. revenue was $98.0 million, or 74% of revenue, for the three months ended June 30, 2024, compared to $89.9 million, or 73% of revenue, for the three months ended June 30, 2023. This represents an increase of $8.1 million, or 9%. International revenue was $34.4 million, or 26% of revenue, for the three months ended June 30, 2024, compared to $33.0 million, or 27%, of revenue for the three months ended June 30, 2023. This represents an increase of $1.4 million, or 4%.
U.S. revenue was $196.5 million, or 74% of revenue, for the six months ended June 30, 2024, compared to $175.2 million, or 73% of revenue, for the six months ended June 30, 2023. This represents an increase of $21.2 million, or 12%. International revenue was $69.4 million, or 26% of revenue, for the six months ended June 30, 2024, compared to $65.2 million, or 27% of revenue, for the six months ended June 30, 2023. This represents an increase of $4.3 million, or 7%.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Cost of revenue	$59,470	$58,617	1%	$119,756	$115,927	3%
Cost of revenue was $59.5 million for the three months ended June 30, 2024 compared to $58.6 million for the three months ended June 30, 2023, an increase of $0.9 million, or 1%. The increase was primarily due to a $1.0 million increase in personnel related costs, a $0.7 million increase in network costs and a $0.4 million increase in depreciation due to increased investments in our platform. The increase was partially offset by a $0.8 million decrease in stock-based compensation expense as well as a $0.6 million decrease in cloud computing costs.
Cost of revenue was $119.8 million for the six months ended June 30, 2024 compared to $115.9 million for the six months ended June 30, 2023, an increase of $3.9 million, or 3%. The increase was primarily due to a $1.9 million increase in personnel related costs, a $1.6 million increase in depreciation due to increased investments in our platform, a $1.4 million increase in bandwidth costs and a $1.0 million increase in network costs, to support the growth of our business. The increase was partially offset by a $1.1 million decrease in cloud computing costs as well as a $0.6 million decrease in stock-based compensation expense.

Gross Profit and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Gross profit	$72,901	$64,214	14%	$146,135	$124,468	17%
Gross margin	55%	52%	3%	55%	52%	3%
Gross profit was $72.9 million for the three months ended June 30, 2024 compared to $64.2 million for the three months ended June 30, 2023, an increase of $8.7 million, or 14%. Gross margin was 55% for the three months ended June 30, 2024 compared to 52% for the three months ended June 30, 2023, an increase of 3%. The increase in gross margin was driven by revenue growth during the three months ended June 30, 2024 outpacing the increases in the costs incurred to support the growth of our network.
Gross profit was $146.1 million for the six months ended June 30, 2024 compared to $124.5 million for the six months ended June 30, 2023, an increase of $21.6 million, or 17%. Gross margin was 55% for the six months ended June 30, 2024 compared to 52% for the six months ended June 30, 2023, an increase of 3%. The increase in gross margin was driven by revenue growth during the six months ended June 30, 2024 outpacing the increases in the costs incurred to support the growth of our network.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Research and development	$35,106	$37,421	(6)%	$73,354	$74,852	(2)%
Sales and marketing	52,959	47,797	11%	102,566	92,068	11%
General and administrative	28,433	28,823	(1)%	60,072	54,650	10%
Impairment expense	3,137	—	100%	3,137	—	100%
Total operating expenses	$119,635	$114,041	5%	$239,129	$221,570	8%
Percentage of revenue:
Research and development	27%	30%	(3)%	28%	31%	(3)%
Sales and marketing	40%	39%	1%	39%	38%	1%
General and administrative	21%	23%	(2)%	23%	23%	—%
Impairment expense	2%	—%	2%	1%	—%	1%
Research and development
Research and development expenses were $35.1 million for the three months ended June 30, 2024 compared to $37.4 million for the three months ended June 30, 2023, a decrease of $2.3 million, or 6%. The decrease is primarily due to a $4.2 million decrease in stock-based compensation expenses, as well as a $1.0 million increase in capitalized software expenses, partially offset by a $2.9 million increase in personnel related costs.
Research and development expenses were $73.4 million for the six months ended June 30, 2024 compared to $74.9 million for the six months ended June 30, 2023, a decrease of $1.5 million, or 2%. The decrease is primarily due to a $5.5 million decrease in stock-based compensation expenses, as well as a $3.4 million increase in capitalized software expenses, partially offset by a $6.7 million increase in personnel related costs as well as a $0.6 million increase in software costs.
Sales and marketing
Sales and marketing expenses were $53.0 million for the three months ended June 30, 2024 compared to $47.8 million for the three months ended June 30, 2023, an increase of $5.2 million, or 11%. The increase is primarily due to a $7.5 million increase in personnel related costs including sales commissions and a $0.5 million increase in third party commissions, partially offset by a $2.8 million decrease in stock-based compensation expenses.

Sales and marketing expenses were $102.6 million for the six months ended June 30, 2024 compared to $92.1 million for the six months ended June 30, 2023, an increase of $10.5 million, or 11%. The increase is primarily due to a $11.5 million increase in personnel related costs including sales commissions and a $1.3 million increase in third party commissions, partially offset by a $1.7 million decrease in stock-based compensation expenses.
General and administrative
General and administrative costs were $28.4 million for the three months ended June 30, 2024 compared to $28.8 million for the three months ended June 30, 2023, a decrease of $0.4 million, or 1%. The decrease was primarily due to a $3.0 million decrease in stock-based compensation expenses, a $0.6 million decrease in professional fees, and a $0.4 million decrease in insurance expense, partially offset by a $3.4 million sales tax refund received in the prior year.
General and administrative costs were $60.1 million for the six months ended June 30, 2024 compared to $54.7 million for the six months ended June 30, 2023, an increase of $5.4 million, or 10%. The increase was primarily due to a $3.4 million sales tax refund received in the prior year, a $1.9 million increase in personnel related costs, a $0.5 million increase in travel and entertainment expenses as well as a $0.5 million increase in stock-based compensation expenses. The increase was partially offset by a $0.7 million decrease in insurance related costs as well as a $0.7 million decrease in professional service fees.
Impairment expense
During the three and six months ended June 30, 2024, the Company recognized an impairment charge of $3.1 million. The impairment expense relates to non-recurring write-off charges for an abandoned internal-use software project as well as right-of-use assets which we no longer need. There were no impairments during the three and six months ended June 30, 2023.
Net Gain on Extinguishment of Debt

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Net gain on extinguishment of debt	$—	$36,760	(100)%	$—	$36,760	(100)%
We recognized a net gain on extinguishment of debt of $36.8 million for both the three and six months ended June 30, 2023 relating to our repurchase in May 2023 of approximately $236.4 million aggregate principal amount of our outstanding 0% convertible senior unsecured notes due in 2026 at a discount for an aggregate cash repurchase price of approximately $195.7 million. We did not recognize a net gain on extinguishment of debt for the three and six months ended June 30, 2024.
Other Income and Expense
Interest income

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Interest income	$3,937	$4,508	(13)%	$7,785	$8,694	(10)%
Interest income was $3.9 million for the three months ended June 30, 2024 compared to $4.5 million for the three months ended June 30, 2023, a decrease of $0.6 million, or 13%. This decrease is due to a decrease in the investment portfolio.
Interest income was $3.9 million for the six months ended June 30, 2024 compared to $8.7 million for the six months ended June 30, 2023, a decrease of $0.9 million, or 10%. This decrease is due to a decrease in the investment portfolio.

Interest expense

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Interest expense	$464	$1,232	(62)%	$1,043	$2,445	(57)%
Interest expense was $0.5 million for the three months ended June 30, 2024 compared to $1.2 million for the three months ended June 30, 2023, a decrease of $0.7 million, or 62%. Interest expense decreased primarily due to the repurchases that occurred during the year ended December 31, 2023, which reduced the principal amount of our Notes (as defined below), thereby reducing debt discount and issuance cost amortization.
Interest expense was $1.0 million for the six months ended June 30, 2024 compared to $2.4 million for the six months ended June 30, 2023, a decrease of $1.4 million, or 57%. Interest expense decreased primarily due to the repurchases that occurred during the year ended December 31, 2023, which reduced the principal amount of our Notes (as defined below), thereby reducing debt discount and issuance cost amortization.
Other income (expense), net

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$193	$(803)	(124)%	$104	$(1,053)	(110)%
Other income was $0.2 million for the three months ended June 30, 2024 compared to other expense of $0.8 million for the three months ended June 30, 2023, an increase of $1.0 million, or 124%. The change was mainly driven by our foreign currency transaction gains and losses between the periods.
Other income was $0.1 million for the six months ended June 30, 2024 compared to other expense of $1.1 million for the six months ended June 30, 2023, an increase of $1.2 million, or 110%. The change was mainly driven by our foreign currency transaction gains and losses between the periods.
Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Income tax expense	$661	$110	501%	$1,008	$245	311%
Income tax expense was $0.7 million for the three months ended June 30, 2024 compared to $0.1 million for the three months ended June 30, 2023, an increase of $0.6 million, or 501%. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense for the periods were primarily due to foreign tax expense.
Income tax expense was $1.0 million for the six months ended June 30, 2024 compared to $0.2 million for the six months ended June 30, 2023, an increase of $0.8 million, or 311%. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense for the periods were primarily due to foreign tax expense.
Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents, and marketable securities and restricted cash totaling $311.8 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. As of June 30, 2024, we did not have any marketable securities classified as non-current.

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
Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. As of June 30, 2024, we were in compliance with these covenants and we expect to continue to be in compliance for at least the next 12 months. During the six months ended June 30, 2024 and 2023, no amounts were drawn down on the Credit Agreement.
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
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Six months ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$6,184	$16,129
Net cash provided by investing activities	$41,675	$324,508
Net cash used in financing activities	$(8,673)	$(210,871)
Cash Flows from Operating Activities
For the six months ended June 30, 2024, cash provided by operating activities was $6.2 million, consisting primarily of our net loss of $87.2 million, adjusted for non-cash items of $118.2 million, and net cash flows used in operating assets and liabilities of $24.8 million. The main drivers of the changes in operating assets and liabilities were a $12.0 million decrease in operating lease liabilities, a $6.8 million decrease in accrued expenses due to timing of payments, a $5.0 million decrease in other assets, a $1.2 million decrease in other liabilities as well as a $4.8 million decrease in prepaid expenses and other current assets. This was offset by a net increase of accounts receivable of $5.3 million, primarily due to the growth of our business and the timing of cash receipts from our customers.
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
Cash Flows from Investing Activities
For the six months ended June 30, 2024, cash provided by investing activities was $41.7 million, primarily consisting of $176.7 million of maturities and sales of marketable securities. The cash inflow was partially offset by $117.2 million purchases of marketable securities, $13.7 million of additions to capitalized internal-use software and $3.4 million of payments related to purchases of property and equipment to expand our network.
For the six months ended June 30, 2023, cash provided by investing activities was $324.5 million, primarily consisting of $342.9 million of maturities and sales of marketable securities, offset by $10.4 million of additions to capitalized internal-use software and $8.0 million of payments related to purchases of property and equipment to expand our network.
Cash Flows from Financing Activities
For the six months ended June 30, 2024, cash used in financing activities was $8.7 million, primarily consisting of $9.1 million of finance lease payments as well as a $3.8 million payment of deferred consideration for business acquisition. The cash outflow was partially offset by inflow of $3.9 million in proceeds from the employee stock purchase plan (“ESPP”) and $0.3 million in proceeds from stock option exercises by our employees.
For the six months ended June 30, 2023, cash used in financing activities was $210.9 million, primarily consisting of $196.9 million used for the debt extinguishment, $15.2 million of finance lease payments and $4.4 million of deferred consideration payment for prior acquisitions .This decrease was partially offset by $0.9 million in proceeds from stock option exercises by our employees and $4.8 million in proceeds from the employee stock purchase plan (“ESPP”).

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
Except for goodwill impairment below, there have been no material changes to our critical accounting estimates disclosure as compared to the critical accounting estimates disclosed in “Management’s Discussion and Analysis – Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
During the quarter ended June 30, 2024, we identified certain triggering events, including a sustained decrease in our stock price and market capitalization, that led us to assess the fair value of our reporting unit as of June 30, 2024. We performed the valuation by using a combination of income and market approaches and concluded that the estimated fair value of our single reporting unit still substantially exceeded its carrying value.
Certain critical assumptions used to estimate the fair value of our reporting unit, including management’s forecasted revenue growth, gross and operating margins and cost of capital, are based on management’s best estimate about our current and future conditions. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of significant customer revenues or changes in competition. If our stock price were to trade below book value per share for an extended period of time or we experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill in subsequent periods.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $311.8 million as of June 30, 2024, which primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our existing lease arrangements. Notwithstanding the recent fluctuations in interest rates, the increase in interest income has not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
•We are, and may in the future be, involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.*
•If our estimates or judgments relating to our critical accounting estimates prove to be incorrect or impaired, our results of operations could be adversely affected.*
•Our stock price may be volatile, and the value of our Class A common stock may decline.

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
We receive a substantial portion of our revenues from a limited number of customers from a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.*
Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 37% and 36% of our revenue in the trailing 12 months ended June 30, 2024 and 2023, respectively. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 12% and 11% of our revenue in the trailing 12 months ended June 30, 2024 and 2023, respectively. In addition, one of our largest customers during the three and six months ended June 30, 2024 operates in and has strong business ties to China. and we cannot be certain how their traffic levels may be impacted by applicable laws or regulations in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ business may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
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
We generated a net loss of $43.7 million and $86.1 million for the three and six months ended June 30, 2024, respectively, and as of June 30, 2024, we had an accumulated deficit of $921.9 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past and will continue to face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

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
If we fail to forecast our revenue accurately, or if we fail to manage our expenditures, our operating results could be adversely affected.*
We cannot accurately predict customers’ usage or renewal rates given the diversity of our customer base across industries, geographies and size, and ability of customers to allocate usage, among other factors. Accordingly, we may be unable to accurately forecast our revenues. Notwithstanding our substantial investments in sales and marketing, infrastructure, and research and development in anticipation of growth in our business, if we do not realize returns on these investments in our growth, our results of operations could differ materially from our forecasts, which would adversely affect our results of operations and could disappoint analysts and investors, causing our stock price to decline. In addition, we have experienced, and may continue to experience, longer payment cycles in collecting accounts receivable from certain of our customers. If we are unable to timely collect accounts receivable from our customers, our business will be harmed.
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
We are, and may in the future be, involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.*
We are, and may in the future be, subject to litigation such as putative class action and stockholder derivative lawsuits brought by stockholders. For example, on May 24, 2024, we and certain of our officers were named as defendants in putative securities class action purportedly brought on behalf of holders of our Class A common stock, and on June 12, 2024 and July 1, 2024, substantially similar stockholder derivative complaints were filed against our officers and directors in the same court. We anticipate that we will be a target for lawsuits in the future, as we have been in the past. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
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
We have experienced growth in various aspects of our business in prior periods. For example, for the three months ended June 30, 2024 and 2023, our revenue was $132.4 million and $122.8 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three and six months ended June 30, 2024, the percentage of revenue generated from customers outside the United States was 26% of our total revenue. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of June 30, 2024, approximately 21% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
If our estimates or judgments relating to our critical accounting estimates prove to be incorrect or impaired, our results of operations could be adversely affected.*
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, fair value of assets acquired and liabilities assumed for business combinations, useful lives and realizability of long-lived assets including our goodwill and intangible assets, income tax reserves, and accounting for stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

For example, as a result of a sustained decrease in our stock price and market capitalization, we conducted an interim impairment test of our goodwill and long-lived assets as of June 30, 2024. The results of the impairment test showed that the estimated fair value of our single operating segment and reporting unit was substantially in excess of its carrying value and therefore, we determined that goodwill was not impaired and no impairment charge was recorded. Further declines in our market capitalization increase the risk that we may be required to perform another impairment analysis in subsequent periods, which could result in an impairment of up to the entire balance of our goodwill and other intangible assets. Any such impairment charge or write-off may have an adverse effect on our business, financial condition, and results of operation.

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
If the United States government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments, the United States government has expressed concerns about the ability of companies operating in China to do business in the United States or with United States companies. As a result, we could lose the ability to contract with current or potential customers and usage of our platform may decrease by affected customers, which could harm our business and reputation. Even in the absence of new restrictions or trade actions imposed by the United States or other governments, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business. One of our largest customers during the three and six months ended June 30, 2024 operates in and has strong business ties to China.
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
In January 2018, the Federal Communications Commission (the “FCC”), repealed the “network neutrality” rules adopted during the Obama Administration, which barred Internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the United States Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. On October 19, 2023, the FCC adopted a notice of proposed rulemaking that would reinstate the network neutrality rules, and asked for comment on that proposal and on potential changes to those rules. On April 25th, 2024, the FCC voted to restore the network neutrality rules which bring back a national standard for broadband reliability, security, and consumer protection. On August 1, 2024, the United States Court of Appeals for the Sixth Circuit granted a stay of the network neutrality rules. We cannot predict the impact of such rules or the outcome of any legal challenges to such rules on our operations or business. A number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect, as has a similar law in Vermont, but a challenge to the Vermont law remains pending and has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. In addition, the status of state regimes may be affected by the FCC’s action in its new network neutrality proceeding. We cannot predict whether any FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.
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
Historically, our stock price has been volatile. During the year ended December 31, 2023, our stock traded as high as $24.31 per share and as low as $7.97 per share, and from January 1, 2024 to July 31, 2024, our stock price has ranged from $25.87 per share to $6.77 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
As of June 30, 2024, we have outstanding a total of 138 million shares of Class A common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026.
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
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. Such expenses have further increased now that we are no longer an “emerging growth company.” The Sarbanes-

Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements

During the Company’s last fiscal quarter, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Artur Bergman, Chief Technology Officer (1)	Adoption	6/3/2024	X	—	2,119,014	—	8/22/2025
Christopher Paisley, Director	Adoption	5/30/2024	X	—	12,000	—	8/29/2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Artur Bergman, our Chief Technology Officer, adopted a Rule 10b5-1 Plan on June 3, 2024. Mr. Bergman's plan provides for the potential sale of up to 2,119,014 shares of the Company’s Class A Common Stock; provided, however, because certain of Mr. Bergman’s planned sale amounts are equal to a designated percentage of the net number of shares resulting from RSUs vesting, of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, the maximum number of shares to be sold may be less. The plan expires on August 22, 2025, or upon the earlier completion of all authorized transactions under the plan.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	10-Q	001-38897	3.3	August 7, 2020
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
10.1+	Offer Letter by and between Fastly, Inc. and Scott Lovett, dated May 16, 2024.					X
10.2+	2022 Change in Control and Severance Plan and form of participation agreement thereunder.					X
10.3	Third Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of April 30, 2024.	10-Q	001-38897	10.2	May 1, 2024
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

August 7, 2024	By:	/s/ Todd Nightingale
Todd Nightingale Chief Executive Officer (Principal Executive Officer)

August 7, 2024	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)