Form 10-Q
period 2024-09-30
Fastly, Inc.
filed 2024-11-07
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-38897
____________________________
FASTLY, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	27-5411834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
475 Brannan Street, Suite 300
San Francisco, CA 94107
(Address of principal executive offices) (Zip code)

(844) 432-7859
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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

As of October 31, 2024, 140.3 million shares of the registrants’ Class A common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of September 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$217,514	$107,921
Marketable securities, current	90,733	214,799
Accounts receivable, net of allowance for credit losses of $6,847 and $7,054 as of September 30, 2024 and December 31, 2023, respectively	116,800	120,498
Prepaid expenses and other current assets	28,011	20,455
Total current assets	453,058	463,673
Property and equipment, net	180,288	176,608
Operating lease right-of-use assets, net	47,700	55,212
Goodwill	670,356	670,356
Intangible assets, net	47,776	62,475
Marketable securities, non-current	—	6,088
Other assets	72,576	90,779
Total assets	$1,471,754	$1,525,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,354	$5,611
Accrued expenses	40,854	61,818
Finance lease liabilities, current	4,882	15,684
Operating lease liabilities, current	23,857	24,042
Other current liabilities	33,261	40,539
Total current liabilities	114,208	147,694
Long-term debt	344,498	343,507
Finance lease liabilities, non-current	—	1,602
Operating lease liabilities, non-current	40,565	48,484
Other long-term liabilities	3,029	4,416
Total liabilities	502,300	545,703
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	1,929,397	1,815,245
Accumulated other comprehensive loss	(22)	(1,008)
Accumulated deficit	(959,924)	(834,752)
Total stockholders’ equity	969,454	979,488
Total liabilities and stockholders’ equity	$1,471,754	$1,525,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$137,206	$127,816	$403,097	$368,211
Cost of revenue	62,466	61,730	182,222	177,657
Gross profit	74,740	66,086	220,875	190,554
Operating expenses:
Research and development	31,884	39,068	105,238	113,920
Sales and marketing	45,994	51,043	148,560	143,111
General and administrative	27,173	30,001	87,245	84,651
Impairment expense	559	4,316	3,696	4,316
Restructuring charges	9,720	—	9,720	—
Total operating expenses	115,330	124,428	354,459	345,998
Loss from operations	(40,590)	(58,342)	(133,584)	(155,444)
Net gain on extinguishment of debt	—	—	—	36,760
Interest income	3,819	4,908	11,604	13,602
Interest expense	(473)	(862)	(1,516)	(3,307)
Other expense, net	(317)	(16)	(213)	(1,069)
Loss before income tax expense	(37,561)	(54,312)	(123,709)	(109,458)
Income tax expense (benefit)	455	(1)	1,463	244
Net loss	$(38,016)	$(54,311)	$(125,172)	$(109,702)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.42)	$(0.91)	$(0.86)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	139,237	129,873	137,097	127,735

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(38,016)	$(54,311)	$(125,172)	$(109,702)
Other comprehensive income:
Foreign currency translation adjustment	—	(8)	—	550
Unrealized gain on investments in available-for-sale-securities	260	1,226	986	6,802
Total other comprehensive income	$260	$1,218	$986	$7,352
Comprehensive loss	$(37,756)	$(53,093)	$(124,186)	$(102,350)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	138,396	$3	$1,903,374	$(282)	$(921,908)	$981,187
Exercise of vested stock options	7	—	19	—	—	19
Vesting of restricted stock units	1,677	—	—	—	—	—
Stock-based compensation	—		26,004	—	—	26,004
Net loss	—	—	—	—	(38,016)	(38,016)
Other comprehensive income	—	—	—	260	—	260
Balance at September 30, 2024	140,080	$3	$1,929,397	$(22)	$(959,924)	$969,454

	Three months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	129,027	$2	$1,747,959	$(3,152)	$(757,055)	$987,754
Exercise of vested stock options	144	—	1,137	—	—	1,137
Vesting of restricted stock units	1,511	—	—	—	—	—
Stock-based compensation	—	—	32,774	—	—	32,774
Net loss	—	—	—	—	(54,311)	(54,311)
Other comprehensive income	—	—	—	1,218	—	1,218
Balance at September 30, 2023	130,682	$2	$1,781,870	$(1,934)	$(811,366)	$968,572

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	132,992	$3	$1,815,245	$(1,008)	$(834,752)	$979,488
Exercise of vested stock options	125	—	310	—	—	310
Vesting of restricted stock units	4,530	—	—	—	—	—
Issuance of restricted stock units related to bonus program	1,889	—	26,849	—	—	26,849
Shares issued under ESPP	544	—	4,053	—	—	4,053
Stock-based compensation	—	—	82,940	—	—	82,940
Net loss	—	—	—	—	(125,172)	(125,172)
Other comprehensive income	—	—	—	986	—	986
Balance at September 30, 2024	140,080	$3	$1,929,397	$(22)	$(959,924)	$969,454

	Nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	124,336	$2	$1,666,106	$(9,286)	$(701,664)	$955,158
Exercise of vested stock options	265	—	2,008	—	—	2,008
Vesting of restricted stock units	4,191	—	—	—	—	—
Issuance of restricted stock units related to bonus program	1,193	—	16,599	—	—	16,599
Shares issued under ESPP	697	—	4,977	—	—	4,977
Stock-based compensation	—	—	92,180	—	—	92,180
Net loss	—	—	—	—	(109,702)	(109,702)
Other comprehensive income	—	—	—	7,352	—	7,352
Balance at September 30, 2023	130,682	$2	$1,781,870	$(1,934)	$(811,366)	$968,572

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(125,172)	$(109,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	40,251	38,015
Amortization of intangible assets	14,699	15,525
Non-cash lease expense	16,819	17,227
Amortization of debt discount and issuance costs	1,061	2,020
Amortization of deferred contract costs	13,877	11,253
Stock-based compensation	82,985	100,856
Deferred income taxes	900	—
Provision for credit losses	2,400	1,311
Loss on disposals of property and equipment	444	505
Amortization of premiums (discounts) on investments	(3,466)	344
Impairment of operating lease right-of-use assets	371	588
Impairment expense	3,696	4,316
Net gain on extinguishment of debt	—	(36,760)
Other adjustments	83	(257)
Changes in operating assets and liabilities:
Accounts receivable	1,298	(10,355)
Prepaid expenses and other current assets	(7,420)	4,602
Other assets	(7,729)	(16,269)
Accounts payable	4,514	1,258
Accrued expenses	(4,142)	(6,253)
Operating lease liabilities	(19,341)	(16,937)
Other liabilities	(4,942)	6,452
Net cash provided by operating activities	11,186	7,739
Cash flows from investing activities:
Purchases of marketable securities	(155,099)	(73,091)
Sales of marketable securities	—	775
Maturities of marketable securities	289,709	428,125
Advance payment for purchase of property and equipment	(790)	—
Purchases of property and equipment	(5,361)	(8,283)
Proceeds from sale of property and equipment	24	49
Capitalized internal-use software	(20,492)	(15,390)
Net cash provided by investing activities	107,991	332,185
Cash flows from financing activities:
Cash paid for debt extinguishment	—	(196,934)
Repayments of finance lease liabilities	(12,404)	(21,243)
Payment of deferred consideration for business acquisitions	(3,771)	(4,393)
Proceeds from exercise of vested stock options	310	2,008
Proceeds from employee stock purchase plan	6,083	7,009
Net cash used in financing activities	(9,782)	(213,553)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	48	538
Net increase in cash, cash equivalents, and restricted cash	109,443	126,909
Cash, cash equivalents, and restricted cash at beginning of period	108,071	143,541
Cash, cash equivalents, and restricted cash at end of period	$217,514	$270,450

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Nine months ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$453	$1,286
Cash paid for income taxes, net of refunds received	$739	$369
Cash paid for finance lease interest	$342	$1,103
Noncash investing and financing activities:
Net increase in property and equipment included in accounts payable and accrued expenses	$1,278	$519
Capitalized stock-based compensation	$7,952	$6,912
Assets obtained in exchange for operating lease obligations	$5,827	$1,324
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$4,762	$(978)
Deployments of prepaid capital equipment	$11,912	$1,664

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$217,514	$270,300
Restricted cash, current	—	150
Total cash, cash equivalents, and restricted cash	$217,514	$270,450

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
In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses,” which aims to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for the Company's annual periods beginning in 2027 and interim periods beginning in the first quarter of fiscal year 2028. The Company is currently evaluating the impact of the new guidance.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for more than 10% of revenue for the three months ended September 30, 2024, whereas one customer accounted for more than 10% of revenue for the three months ended September 30, 2023. No single customer accounted for more than 10% of revenue for each of the nine months ended September 30, 2024 and 2023. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of less than 10% and 14% of the Company’s revenue for the three months ended September 30, 2024 and 2023, respectively, and 10% and 11% for the nine months ended September 30, 2024 and 2023, respectively. The same affiliated customers accounted for an aggregate of 23% of the Company’s accounts receivable balance as of December 31, 2023. As of September 30, 2024, no customer accounted for more than 10% of accounts receivable. As of December 31, 2023, one customer accounted for more than 10% of accounts receivable. Affiliated customers that are business units of a different single company accounted for 11% of the total accounts receivable balance as of September 30, 2024.
3.     Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for both the three and nine months ended September 30, 2024 and 2023. The following table presents the Company’s net revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
United States	$104,454	$93,422	$300,921	$268,660
Asia Pacific	14,609	18,935	51,030	52,633
Europe	13,015	10,493	36,364	31,877
All other	5,128	4,966	14,782	15,041
Total revenue	$137,206	$127,816	$403,097	$368,211

The majority of the Company’s revenue is derived from enterprise customers, which are defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the sum of revenue for each customer within the quarter and multiplying it by four. The following table presents the Company's net revenue for enterprise and non-enterprise customers:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Enterprise customers	$126,660	$117,327	$369,451	$337,359
Non-enterprise customers	10,546	10,489	33,646	30,852
Total revenue	$137,206	$127,816	$403,097	$368,211
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Network Services	$107,431	$102,526	$317,585	$295,320
Security	26,184	23,345	76,152	67,082
Other	3,591	1,945	9,360	5,809
Total revenue	$137,206	$127,816	$403,097	$368,211
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
The following table presents the Company’s contract assets and contract liabilities as of September 30, 2024 and as of December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Contract assets	$1,121	$621
Contract liabilities	$32,496	$38,150

The following table presents revenue recognized during the three and nine months ended September 30, 2024 and 2023 from amounts included in the contract liability at the beginning of the period:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$14,748	$12,279	$30,149	$27,616
Remaining performance obligations
As of September 30, 2024, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $235.4 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. The Company has elected to not provide certain information about its remaining performance obligations for service contracts with an original contract duration of one year or less. As of September 30, 2024, the Company expects to recognize approximately 77% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.
Costs to obtain a contract
As of September 30, 2024 and December 31, 2023, the Company's costs to obtain contracts were as follows:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Deferred contract costs, net	$53,842	$61,981
During the three months ended September 30, 2024 and 2023, the Company recognized $4.8 million and $4.1 million of amortization related to deferred contract costs, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $13.9 million and $11.3 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.

4.     Investments and Fair Value Measurements
The Company's total cash, cash equivalents and marketable securities consisted of the following:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Cash and cash equivalents:
Cash	$18,245	$21,269
U.S. Treasury securities	49,789	52,830
Money market funds	149,480	21,166
Commercial paper	—	12,656
Total cash and cash equivalents(1)	$217,514	$107,921
Marketable securities:
U.S. Treasury securities	$37,557	$73,448
Corporate notes and bonds	26,451	105,566
Commercial paper	26,725	25,934
Agency bonds	—	9,851
Total marketable securities, current(2)	$90,733	$214,799
Corporate notes and bonds	—	5,999
Asset-backed securities	—	89
Total marketable securities, non-current(3)	$—	$6,088
Total marketable securities	$90,733	$220,887
Total cash and cash equivalents and marketable securities	$308,247	$328,808
(1) The Company’s cash equivalents include investments with an original maturity date of three months or less.
(2) The Company classifies its marketable securities as current, where it intends to hold the securities for less than 12 months.
(3) The Company classifies its marketable securities are non-current, where it intends to hold the securities for longer than 12 months.

The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to cash equivalents and available-for-sale securities on the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$149,480	$—	$—	$149,480
U.S. Treasury securities	49,773	16	—	49,789
Marketable securities:
U.S. Treasury securities	37,530	27	—	37,557
Corporate notes and bonds	26,450	9	(8)	26,451
Commercial paper	26,712	14	(1)	26,725
Total	$289,945	$66	$(9)	$290,002

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents:
U.S. Treasury securities	$52,824	$6	$—	$52,830
Commercial paper	12,663	—	(7)	12,656
Marketable securities:
U.S. Treasury securities	73,444	8	(4)	73,448
Corporate notes and bonds	112,487	9	(931)	111,565
Commercial paper	25,946	—	(12)	25,934
Asset-backed securities	89	—	—	89
Agency bonds	9,854	—	(3)	9,851
Total	$287,307	$23	$(957)	$286,373
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into other income during the three and nine months ended September 30, 2024 and 2023. Investments are reviewed periodically to identify possible other-than-temporary impairments. For the three and nine months ended September 30, 2024 and 2023, the Company did not record any impairment charges for its marketable debt securities in its condensed consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis. Furthermore, the Company has determined that the decline in fair value of the investment is not due to credit related factors.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$149,480	$—	$—	$149,480
U.S. Treasury securities	—	49,789	—	49,789
Total cash equivalents	149,480	49,789	—	199,269
Marketable securities:
U.S. Treasury securities	—	37,557	—	37,557
Corporate notes and bonds	—	26,451	—	26,451
Commercial paper	—	26,725	—	26,725
Total marketable securities	—	90,733	—	90,733
Total financial assets	$149,480	$140,522	$—	$290,002

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$21,166	$—	$—	$21,166
U.S. Treasury securities	—	52,830	—	52,830
Commercial paper	—	12,656	—	12,656
Total cash equivalents	21,166	65,486	—	86,652
Marketable securities:
U.S. Treasury securities	—	73,448	—	73,448
Corporate notes and bonds	—	111,565	—	111,565
Commercial paper	—	25,934	—	25,934
Asset-backed securities	—	89	—	89
Agency bonds	—	9,851	—	9,851
Total marketable securities	—	220,887	—	220,887
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$21,316	$286,373	$—	$307,689
The Company had no restricted cash as of September 30, 2024. The restricted cash balance as of December 31, 2023 was $0.2 million and consisted of letters of credit related to lease arrangements that were collateralized by the Company’s cash. The amount was classified as current on the Company’s balance sheets.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and nine months ended September 30, 2024 and 2023.
5.     Balance Sheet Information
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Computer and networking equipment	$233,412	$224,313
Leasehold improvements	8,139	8,605
Furniture and fixtures	2,153	2,142
Office equipment	1,218	1,228
Internal-use software	116,073	97,623
Property and equipment, gross	$360,995	$333,911
Accumulated depreciation and amortization	(180,707)	(157,303)
Property and equipment, net	$180,288	$176,608
During the three months ended September 30, 2024, the Company recognized a impairment charge of $0.6 million related to equipment deemed no longer usable in its planned future network. During the nine months ended September 30, 2024, the Company recognized an impairment charge of $2.4 million related to equipment and an internal-use software project that the Company does not plan to continue with and therefore abandoned.
During the three months ended September 30, 2023, the Company recognized an impairment charge of $4.3 million, of which $3.0 million related to property and equipment, net and $1.3 million related to advance payments for the purchase of property and equipment. The write-off was primarily related to excess computer and networking equipment including software the Company does not expect to use and therefore abandoned. There were no impairments during the nine months ended September 30, 2023.
Impairment charges are included within the impairment expense line in the Company's condensed consolidated statements of operations.
Depreciation on property and equipment for the three months ended September 30, 2024 and 2023 was approximately $13.7 million and $13.1 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $4.5 million and $3.8 million for the three months ended September 30, 2024 and 2023, respectively.
Depreciation on property and equipment for the nine months ended September 30, 2024 and 2023 was approximately $40.3 million and $38.0 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $12.3 million and $9.9 million for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024 and December 31, 2023, the unamortized balance of capitalized internal-use software costs on the Company’s condensed consolidated balance sheets was approximately $76.3 million and $62.6 million, respectively.
The Company leases certain networking equipment from various third parties through equipment finance leases. The Company’s networking equipment assets as of September 30, 2024 and December 31, 2023, included a total of $73.2 million and $74.7 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $49.1 million and $40.1 million as of September 30, 2024 and December 31, 2023, respectively.
Other Assets
Other assets consisted of the following:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Deferred contract costs, net	$53,842	$61,981
Advance payment for purchase of property and equipment	13,456	24,509
Other assets	5,278	4,289
Total other assets	$72,576	$90,779
Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Accrued compensation and related benefits	$14,572	$14,918
Accrued bonus	4,364	24,614
Accrued colocation and bandwidth costs	14,684	14,362
Other tax liabilities	4,003	4,344
Other accrued expenses	3,231	3,580
Total accrued expenses	$40,854	$61,818

Other Current Liabilities
Other current liabilities consisted of the following:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Deferred revenue	$29,716	$33,824
Accrued computer and networking equipment	1,741	1,673
Holdback payable	—	3,771
Other current liabilities	1,804	1,271
Total other current liabilities	$33,261	$40,539
Accumulated Other Comprehensive Loss
For the three and nine months ended September 30, 2024 and 2023, components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2024	$(12)	$(270)	$(282)
Other comprehensive income	—	260	260
Balance, September 30, 2024	$(12)	$(10)	$(22)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2023	$(19)	$(3,133)	$(3,152)
Other comprehensive income (loss)	(8)	1,226	1,218
Balance, September 30, 2023	$(27)	$(1,907)	$(1,934)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(12)	$(996)	$(1,008)
Other comprehensive income	—	986	986
Balance, September 30, 2024	$(12)	$(10)	$(22)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(577)	$(8,709)	$(9,286)
Other comprehensive income	550	6,802	7,352
Balance, September 30, 2023	$(27)	$(1,907)	$(1,934)
There was no material tax impact on the amounts presented.

6.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases), and finance leases for networking equipment. The Company’s operating leases have remaining lease terms ranging from less than 1 year to 6 years, some of which include options to extend the leases. The Company’s finance leases have remaining lease terms up to 1 year. The Company also subleases a portion of its corporate office spaces. The Company’s subleases have remaining lease terms ranging from less than 1 year to 6 years. The Company’s sublease income was $0.4 million for each of the three months ended September 30, 2024 and 2023. The Company’s sublease income was $1.1 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.
The components of lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease costs:
Operating lease cost	$6,466	$6,466	$19,904	$20,499
Variable lease cost	4,183	4,024	12,411	11,391
Total operating lease costs	$10,649	$10,490	$32,315	$31,890

Finance lease costs:
Amortization of assets under finance lease	$3,294	$3,544	$10,329	$10,786
Interest	70	297	342	1,103
Total finance lease costs	$3,364	$3,841	$10,671	$11,889
The short-term lease costs were not material for either of the three and nine months ended September 30, 2024 and 2023.
During the three months ended September 30, 2024 the Company recognized an impairment charge of $0.4 million related to right-of-use assets upon the termination of a sublease. During the nine months ended September 30, 2024, the Company recognized an impairment charge of $1.7 million related to right-of-use assets, of which $1.3 million was related to the Company exiting a certain office facility and is included within the impairment expense line in the Company's condensed consolidated statements of operations. The Company did not recognize any material impairment on its operating lease right-of-use assets for either of the three and nine months ended September 30, 2023.

	As of September 30, 2024	As of December 31, 2023
Weighted Average Remaining Lease Term (in years):
Operating leases	3.01	3.48
Finance leases	0.49	1.00

Weighted Average Discount Rate:
Operating leases	6.32%	6.03%
Finance leases	4.66%	4.67%

Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2024	$8,516	$3,319
2025	24,990	1,618
2026	21,806	—
2027	12,502	—
2028	3,128	—
Thereafter	1,971	—
Total future minimum lease payments	$72,913	$4,937
Less: imputed interest	(6,297)	(51)
Total liability	$66,616	$4,886
As of September 30, 2024, the Company has undiscounted commitments of $2.2 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in the fourth quarter of 2024 with lease terms of 3 years.
7.     Goodwill and Intangible Assets
Goodwill
As of each of September 30, 2024 and December 31, 2023, the Company’s goodwill was $670.4 million. The Company did not record an impairment charge on goodwill during each of the three and nine months ended September 30, 2024 and 2023.
As of September 30, 2024 and December 31, 2023, the Company’s intangible assets consisted of the following:

	As of September 30, 2024			As of December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,860	$(35,141)	$34,719	$69,860	$(28,473)	$41,387
Developed technology	50,130	(39,968)	10,162	50,130	(32,424)	17,706
Trade names	3,910	(3,656)	254	3,910	(3,542)	368
Internet protocol addresses	4,984	(2,343)	2,641	4,984	(1,970)	3,014
Total intangible assets	$128,884	$(81,108)	$47,776	$128,884	$(66,409)	$62,475
The Company’s customer relationships, developed technology, trade names and internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $4.9 million and $5.2 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $14.7 million and $15.5 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company did not purchase any intangible assets during both the three and nine months ended September 30, 2024 and 2023. The Company did not record an impairment charge on its intangible assets during both the three and nine months ended September 30, 2024 and 2023.

The expected amortization expense of intangible assets subject to amortization as of September 30, 2024 is as follows:

As of September 30, 2024
(in thousands)
Remainder of 2024	$4,900
2025	16,976
2026	9,193
2027	9,051
2028	6,891
Thereafter	765
Total	$47,776
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
As of September 30, 2024, the Company was in compliance with all of the Credit Agreement’s covenants. During the three and nine months ended September 30, 2024 and 2023, no amounts were drawn down on the Credit Agreement. As of September 30, 2024 and December 31, 2023, no amounts were outstanding under the Credit Agreement.

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
As of September 30, 2024, the conversion conditions had not been met and therefore the Notes were not yet convertible.
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
The following table reflects the carrying values of the debt agreements as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)	(in thousands)
Convertible Senior notes (effective interest rate of 0.38%)
Principal amount	$346,489	$346,489
Less: unamortized debt issuance costs	(1,991)	(2,982)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$344,498	$343,507
For the three months ended September 30, 2024 and 2023, interest expense related to the Company’s debt obligations was $0.4 million and $0.6 million, respectively. For the nine months ended September 30, 2024 and 2023, interest expense related to the Company’s debt obligations was $1.2 million and $2.2 million, respectively. As of September 30, 2024 and December 31, 2023, the total estimated fair value of the Notes was $317.0 million and $301.4 million, respectively.
9.     Commitments and Contingencies
Purchase Commitments
As of September 30, 2024, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, fixed asset vendors, Internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.

Aside from the Company’s finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 6—Leases, the minimum future commitments related to the Company's purchase commitments as of September 30, 2024 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
Remainder of 2024	$14,539	$2,679	$17,218
2025	20,198	7,955	28,153
2026	8,128	5,376	13,504
2027	154	—	154
2028	70	—	70
Thereafter	18	—	18
Total	$43,107	$16,010	$59,117
Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In some of these jurisdictions the Company is subject to indirect taxes, such as sales and use taxes, and may be subject to certain other taxes. In accordance with GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The Company has accrued $4.0 million and $4.3 million as of September 30, 2024 and December 31, 2023, respectively, for sales and use tax. These estimates are based on several key assumptions, including the taxability of the Company’s operations and the jurisdictions in which the Company believes it has nexus. In the event these jurisdictions challenge the Company’s assumptions and analysis, its actual exposure could differ materially from its current estimates.
Legal Matters
On May 24, 2024, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Ken Kula v. Fastly, Inc., et al. (Case No. 4:24-cv-03170), naming the Company and certain of its officers as defendants. Motions for lead plaintiff were filed on July 23, 2024. On August 22, 2024, the court appointed lead plaintiff ("Lead Plaintiff") and lead counsel. On November 1, 2024, Lead Plaintiff filed an amended complaint. The amended complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act purportedly on behalf of all those who purchased or acquired Fastly securities between November 15, 2023 and August 7, 2024. The complaint seeks unspecified compensatory damages, and other relief. The deadline for defendants to file a motion to dismiss is January 15, 2025. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.
On June 12, 2024, certain of the Company's officers and directors were named as defendants in a stockholder derivative action filed in the United States District Court for the Northern District of California, captioned Roy v. Nightingale, et al. (Case No. 3:24-cv-03549-JCS). On July 1, 2024, a substantially similar stockholder derivative complaint was filed against the Company's officers and directors in the same court, captioned Steffens v. Nightingale et al. (Case No. 4:24-cv-03984-DMR). The derivative complaints assert that defendants breached their fiduciary duties as directors and/or officers of the Company, as well as claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act. On September 17, 2024, the court consolidated and stayed the derivative actions until after resolution of the Company's anticipated motion(s) to dismiss in the above-referenced securities class action. On August 23, 2024, a substantially similar stockholder derivative complaint was filed against the Company's officers and directors in the United States District Court for the District of Delaware, captioned Mark Sweitzer v. Nightingale, et al. (Case No. 1:24-cv-00969-GBW) (the "Sweitzer Action"). On September 26, 2024, the court stayed the Sweitzer Action until after resolution of the Company's anticipated motion(s) to dismiss in the above-referenced securities class action. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.

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

As of September 30, 2024, the Company has not recorded any significant accruals for loss contingencies associated with the above mentioned lawsuits as it does not believe an outcome resulting in a loss is probable. It will accrue for loss contingencies if it becomes both probable that it will incur a loss and if the Company can reasonably estimate the amount or range of the loss.
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
As of September 30, 2024 and December 31, 2023, there were 6.4 million and 8.9 million shares of common stock available for issuance under the 2019 Plan, respectively. As of September 30, 2024 and December 31, 2023, 140.1 million and 133.0 million shares of common stock were issued and outstanding, respectively.
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
The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2023	2,710	8.14	5.1	$26,383
Granted	—	—
Exercised	(125)	2.48
Cancelled/forfeited	(33)	11.92
Outstanding at September 30, 2024	2,552	8.38	4.2	$5,466
Vested and exercisable at September 30, 2024	2,100	6.63	3.2	$5,466
During the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense from stock options of approximately $0.4 million and $0.2 million, respectively.
During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense from stock options of approximately $1.5 million and $1.3 million, respectively.
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
The following table summarizes RSU activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2023	11,244	$17.46
Granted	9,813	11.83
Vested	(6,180)	16.95
Cancelled/forfeited	(1,116)	17.51
Unvested RSUs as of September 30, 2024	13,761	$13.73
During the three months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense related to RSUs of $23.8 million and $28.7 million, respectively.
During the nine months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense related to RSUs of $74.2 million and $79.7 million, respectively.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2023	732	$16.49
Granted	909	12.60
Vested	(239)	16.41
Cancelled/forfeited	(271)	16.43
Nonvested PSUs as of September 30, 2024	1,131	$13.40
For the three months ended September 30, 2024 and 2023, the Company recognized $0.8 million and $1.5 million of stock-based compensation expense associated with these awards, respectively.
For the nine months ended September 30, 2024 and 2023, the Company recognized $2.7 million and $3.2 million of stock-based compensation expense associated with these awards, respectively.
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
During the three months ended September 30, 2024 and 2023, the Company recognized $1.5 million and $6.6 million of stock-based compensation expense associated with the Bonus Programs, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $8.0 million and $15.6 million of stock-based compensation expense associated with the Bonus Programs, respectively.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested MPSUs as of December 31, 2023	1,471	$6.46
Granted	—	—
Vested	—	—
Cancelled/forfeited	(158)	6.56
Nonvested MPSUs as of September 30, 2024	1,313	$6.45
Stock-based compensation expense relating to the MPSUs are recognized using the accelerated attribution method over the derived service period. During the three months ended September 30, 2024 and 2023, the Company recognized $0.7 million and $1.5 million stock-based compensation expense associated with these awards, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $2.2 million and $4.9 million stock-based compensation expense associated with these awards, respectively.
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
During the three months ended September 30, 2024 and 2023 the Company recognized $0.3 million and $0.8 million in stock-based compensation expense related to the ESPP, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $2.3 million and $3.1 million in stock-based compensation expense related to the ESPP, respectively.
During the nine months ended September 30, 2024, 0.5 million shares of the Company’s common stock was purchased under the offering period that commenced in November 2023. During the nine months ended September 30, 2023, 0.7 million shares of the Company’s common stock were purchased under the offering period that commenced in November 2022. No shares of the Company’s common stock were purchased for either the three months ended September 30, 2024 or 2023.
Equity Awards Modification
There were no material equity modifications during the three and nine months ended September 30, 2024.
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
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,911	$2,860	$6,734	$8,378
Research and development	7,378	12,122	25,684	35,808
Sales and marketing	7,113	9,061	22,014	25,643
General and administrative	8,614	11,670	28,553	31,027
Total stock-based compensation expense	$25,016	$35,713	$82,985	$100,856

For the three months ended September 30, 2024 and 2023, the Company capitalized $2.5 million and $3.7 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2024 and 2023, the Company capitalized $8.0 million and $6.9 million of stock-based compensation expense, respectively.
For the three months ended September 30, 2024 and 2023, the Company recognized $1.5 million and $6.6 million of stock-based compensation expense associated with the liability classified awards related to the company-wide Bonus Program, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized $8.0 million and $15.6 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program, respectively.
11.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(38,016)	$(54,311)	$(125,172)	$(109,702)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	139,237	129,873	137,097	127,735
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.42)	$(0.91)	$(0.86)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	As of September 30,
	2024	2023
	(in thousands)
Stock options	2,552	2,135
RSUs	13,761	12,301
PSUs	1,132	829
MPSUs	1,313	2,161
Shares issuable pursuant to the ESPP	579	345
Convertible senior notes (if-converted)	3,370	4,644
Total	22,707	22,415
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
The Company continues to maintain a full valuation allowance on the Company’s U.S. Federal and state net deferred tax assets. The tax expense for the three and nine months ended September 30, 2024 and 2023 was primarily due to foreign tax expense.
In the three months ended September 30, 2024 and 2023, the Company recorded income tax expense of $0.5 million and income tax benefit of less than $0.1 million, respectively. In the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $1.5 million and $0.2 million, respectively.
13.     Information About Revenue and Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3—Revenue for more information on net revenue by geographic area.
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
United States	$168,251	$166,413
All other countries	59,737	65,407
Total long-lived assets	$227,988	$231,820
14.    Restructuring Charges
During the three and nine months ended September 30, 2024, in an effort to streamline its organization, the Company initiated a restructuring plan to reduce expenses including a reduction of the Company’s workforce. In connection with this plan, the Company incurred charges of $9.7 million primarily consisting of employee-related severance and termination benefits. These charges are included within the restructuring charges line in the Company's condensed consolidated statements of operations. The plan was substantially completed by October 31, 2024.
The following table presents activity related to the liability, which is recorded in accrued expenses in the Company's condensed consolidated balance sheet, for restructuring-related employee severance and benefits:

Total
(in thousands)
Balance as of June 30, 2024	$—
Restructuring charges	9,720
Cash payments	(5,070)
Balance as of September 30, 2024	$4,650

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
For the three months ended September 30, 2024 and 2023, our revenue was $137.2 million and $127.8 million, respectively, an increase of 7%. For the nine months ended September 30, 2024 and 2023, our revenue was $403.1 million and $368.2 million, respectively, an increase of 9%.
Our 10 largest customers generated an aggregate of 35% and 37% of our revenue in the trailing 12 months ended September 30, 2024 and 2023, respectively. No single customer accounted for more than 10% of revenue for the three months ended September 30, 2024, whereas one customer accounted for more than 10% of revenue for the three months ended September 30, 2023. No single customer accounted for more than 10% of revenue for each of the nine months ended September 30, 2024 and 2023. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of less than 10% and 14% of the Company’s revenue for the three months ended September 30, 2024 and 2023, respectively, and 10% and 11% for the nine months ended September 30, 2024 and 2023, respectively.
For the three months ended September 30, 2024 and 2023, we incurred a net loss of $38.0 million and $54.3 million, respectively. For the nine months ended September 30, 2024 and 2023, we incurred a net loss of $125.2 million and $109.7 million, respectively.
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
In addition, we cannot be certain what actions the United States or another country’s government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. And any action they do take could have a negative impact on our business. One of our largest customers during the three and nine months ended September 30, 2024 operates in and has strong business ties to China.

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
Our customers operating in Russia, Ukraine, and Israel represented an immaterial portion of our consolidated revenue as of both the three and nine months ended September 30, 2024 and 2023.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended September 30, 2024 and 2023, our research and development expenses as a percentage of revenue were 23% and 31%, respectively. For the nine months ended September 30, 2024 and 2023, our research and development expenses as a percentage of revenue were 26% and 31%, respectively. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools to bolster our existing product offerings, by making it easier to innovate at a layer in the Fastly software stack.
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

	As of September 30,
	2024	2023
Customer metrics:
Total Customer Count (as of period end)	3,638	3,102
Enterprise Customer Count (as of period end)	576	547
Other key metrics:
Last-Twelve Months Net Retention Rate (“LTM NRR”)	105.3%	113.6%
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
In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. We operate globally and as a result, the success of our ability to retain our customers is also affected by general economic and market conditions around the world. As of September 30, 2024 and 2023, we had 3,638 and 3,102 customers, respectively.
Enterprise Customer Count
Historically our revenue has been driven primarily by a subset of our customers, our enterprise customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success. Our enterprise customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of September 30, 2024, we had 576 of such enterprise customers that generated 92% of the total annualized current quarter revenue from our total customers for the period ended September 30, 2024. As of September 30, 2023, we had 547 of such enterprise customers that generated 92% of the total annualized current quarter revenue from our total customers for the period ended September 30, 2023.
Last-Twelve Months Net Retention Rate (“LTM NRR”)
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. LTM NRR allows us to track customer retention which demonstrates the stickiness of our edge cloud platform.

Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended September 30, 2024 and 2023 our LTM NRR was 105.3% and 113.6%, respectively.
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
Impairment Expense
Our impairment expense relates to write-off charges for certain long-lived assets.
Restructuring Charges
Our restructuring charges relate to a restructuring plan to reduce expenses including a reduction of the Company’s workforce. The charges incurred consist primarily of employee-related severance and termination benefits.
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
Income Taxes
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We currently maintain a full valuation allowance on our U.S. Federal and state net deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$137,206	$127,816	$403,097	$368,211
Cost of revenue	62,466	61,730	182,222	177,657
Gross profit	74,740	66,086	220,875	190,554
Operating expenses:
Research and development	31,884	39,068	105,238	113,920
Sales and marketing	45,994	51,043	148,560	143,111
General and administrative	27,173	30,001	87,245	84,651
Impairment expense	559	4,316	3,696	4,316
Restructuring charges	9,720	—	9,720	—
Total operating expenses	115,330	124,428	354,459	345,998
Loss from operations	(40,590)	(58,342)	(133,584)	(155,444)
Net gain on extinguishment of debt	—	—	—	36,760
Interest income	3,819	4,908	11,604	13,602
Interest expense	(473)	(862)	(1,516)	(3,307)
Other expense, net	(317)	(16)	(213)	(1,069)
Loss before income tax expense	(37,561)	(54,312)	(123,709)	(109,458)
Income tax expense (benefit)	455	(1)	1,463	244
Net loss attributable to common stockholders	$(38,016)	$(54,311)	$(125,172)	$(109,702)

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	46	48	45	48
Gross profit	54	52	55	52
Operating expenses:
Research and development	23	31	26	31
Sales and marketing	34	40	37	39
General and administrative	20	23	22	23
Impairment expense	—	3	1	1
Restructuring charges	7	—	2	—
Total operating expenses	84	97	88	94
Loss from operations	(30)	(45)	(33)	(42)
Net gain on extinguishment of debt	—	—	—	10
Interest income	3	4	3	4
Interest expense	—	(1)	—	(1)
Other expense, net	—	—	—	—
Loss before income tax expense	(27)	(42)	(30)	(29)
Income tax expense (benefit)	—	—	—	—
Net loss attributable to common stockholders	(27)%	(42)%	(30)%	(29)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Network Services	$107,431	$102,526	5%	$317,585	$295,320	8%
Security	26,184	23,345	12%	76,152	67,082	14%
Other	3,591	1,945	85%	9,360	5,809	61%
Total revenue	$137,206	$127,816	7%	$403,097	$368,211	9%
Percentage of revenue:
Network Services	78%	80%	(2)%	79%	80%	(1)%
Security	19%	18%	1%	19%	18%	1%
Other	3%	2%	1%	2%	2%	—%

Revenue was $137.2 million for the three months ended September 30, 2024 compared to $127.8 million for the three months ended September 30, 2023, an increase of $9.4 million, or 7%. Revenue was $403.1 million for the nine months ended September 30, 2024, compared to $368.2 million for the nine months ended September 30, 2023, an increase of $34.9 million, or 9%.
In both the three months ended September 30, 2024 and 2023, approximately 95% of our revenue was driven by usage on our platform. In the nine months ended September 30, 2024 and 2023, approximately 95% and 94% of our revenue was driven by usage on our platform, respectively. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Network Services revenue was $107.4 million for the three months ended September 30, 2024, compared to $102.5 million for the three months ended September 30, 2023, an increase of $4.9 million, or 5%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $26.2 million for the three months ended September 30, 2024, compared to $23.3 million for the three months ended September 30, 2023, an increase of $2.9 million, or 12%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue, partially offset by a decrease in Fastly legacy WAF revenue. Other revenue was $3.6 million for the three months ended September 30, 2024, compared to $1.9 million for the three months ended September 30, 2023, an increase of $1.7 million, or 85%. The increase in Other revenue was primarily driven by further adoption of Compute solutions.
Network Services revenue was $317.6 million for the nine months ended September 30, 2024, compared to $295.3 million for the nine months ended September 30, 2023, an increase of $22.3 million, or 8%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $76.2 million for the nine months ended September 30, 2024, compared to $67.1 million for the nine months ended September 30, 2023, an increase of $9.1 million, or 14%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue, partially offset by a decrease in Fastly legacy WAF revenue. Other revenue was $9.4 million for the nine months ended September 30, 2024, compared to $5.8 million for the nine months ended September 30, 2023, an increase of $3.6 million, or 61%. The increase in Other revenue was primarily driven by further adoption of Compute solutions.
U.S. revenue was $104.5 million, or 76% of revenue, for the three months ended September 30, 2024, compared to $93.4 million, or 73% of revenue, for the three months ended September 30, 2023. This represents an increase of $11.1 million, or 12%. International revenue was $32.8 million, or 24% of revenue, for the three months ended September 30, 2024, compared to $34.4 million, or 27%, of revenue for the three months ended September 30, 2023. This represents a decrease of $1.6 million, or 5%.
U.S. revenue was $300.9 million, or 75% of revenue, for the nine months ended September 30, 2024, compared to $268.7 million, or 73% of revenue, for the nine months ended September 30, 2023. This represents an increase of $32.2 million, or 12%. International revenue was $102.2 million, or 25% of revenue, for the nine months ended September 30, 2024, compared to $99.6 million, or 27% of revenue, for the nine months ended September 30, 2023. This represents an increase of $2.6 million, or 3%.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Cost of revenue	$62,466	$61,730	1%	$182,222	$177,657	3%
Cost of revenue was $62.5 million for the three months ended September 30, 2024 compared to $61.7 million for the three months ended September 30, 2023, an increase of $0.8 million, or 1%. The increase was primarily due to a $0.7 million increase in equipment maintenance costs, a $0.7 million in other network costs, a $0.6 million increase in depreciation due to increased investments in our platform and a $0.4 million increase in equipment purchases. The increase was partially offset by a $0.9 million decrease in stock-based compensation expense as well as a $0.4 million decrease in bandwidth costs.
Cost of revenue was $182.2 million for the nine months ended September 30, 2024 compared to $177.7 million for the nine months ended September 30, 2023, an increase of $4.5 million, or 3%. The increase was primarily due to a $2.2 million increase in depreciation and amortization due to increased investments in our platform, a $1.9 million increase in salaries expenses due to increase in headcount, a $1.0 million increase in bandwidth as well as a $0.6 million increase in other network costs. The increase was also due to a $1.3 million increase in equipment maintenance costs, $0.8 million increase of equipment purchases, as well as a $0.7 million increase in colocation costs. The increase was partially offset by a $1.6 million decrease in stock-based compensation expense, a $1.4 million decrease in cloud computing costs, a $0.4 million decrease in travel and expenses, as well as a $0.4 million decrease on loss on disposal of assets.

Gross Profit and Gross Margin

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Gross profit	$74,740	$66,086	13%	$220,875	$190,554	16%
Gross margin	54%	52%	2%	55%	52%	3%
Gross profit was $74.7 million for the three months ended September 30, 2024 compared to $66.1 million for the three months ended September 30, 2023, an increase of $8.6 million, or 13%. Gross margin was 54% for the three months ended September 30, 2024 compared to 52% for the three months ended September 30, 2023, an increase of 2%. The increase in gross margin was driven by revenue growth during the three months ended September 30, 2024 outpacing the increases in the costs incurred to support the growth of our network.
Gross profit was $220.9 million for the nine months ended September 30, 2024 compared to $190.6 million for the nine months ended September 30, 2023, an increase of $30.3 million, or 16%. Gross margin was 55% for the nine months ended September 30, 2024 compared to 52% for the nine months ended September 30, 2023, an increase of 3%. The increase in gross margin was driven by revenue growth during the nine months ended September 30, 2024 outpacing the increases in the costs incurred to support the growth of our network.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Research and development	$31,884	$39,068	(18)%	$105,238	$113,920	(8)%
Sales and marketing	45,994	51,043	(10)%	148,560	143,111	4%
General and administrative	27,173	30,001	(9)%	87,245	84,651	3%
Impairment expense	559	4,316	(87)%	3,696	4,316	(14)%
Restructuring charges	9,720	—	100%	9,720	—	100%
Total operating expenses	$115,330	$124,428	(7)%	$354,459	$345,998	2%
Percentage of revenue:
Research and development	23%	31%	(8)%	26%	31%	(5)%
Sales and marketing	34%	40%	(6)%	37%	39%	(2)%
General and administrative	20%	23%	(3)%	22%	23%	(1)%
Impairment expense	—%	3%	(3)%	1%	1%	—%
Restructuring charges	7%	—%	7%	2%	—%	2%
Research and development
Research and development expenses were $31.9 million for the three months ended September 30, 2024 compared to $39.1 million for the three months ended September 30, 2023, a decrease of $7.2 million, or 18%. The decrease is primarily due to a $3.0 million decrease in stock-based compensation expenses, a $2.4 million decrease of executive transition costs and a $1.9 million increase in capitalization of cost associated with software development.
Research and development expenses were $105.2 million for the nine months ended September 30, 2024 compared to $113.9 million for the nine months ended September 30, 2023, a decrease of $8.7 million, or 8%. The decrease is primarily due to a $8.4 million decrease in stock-based compensation expenses, a $5.4 million increase in capitalized software expenses, as well as a decrease of $2.4 million of executive transition costs. The decreases were partially offset by a $6.7 million increase in personnel related costs as well as a $0.8 million increase in software costs.

Sales and marketing
Sales and marketing expenses were $46.0 million for the three months ended September 30, 2024 compared to $51.0 million for the three months ended September 30, 2023, a decrease of $5.0 million, or 10%. The decrease is primarily due to a $3.0 million decrease in marketing expenses as well as a $2.0 million decrease in stock-based compensation expenses. The decrease was also due to a $0.5 million decrease in personnel related costs including sales commissions. The decrease was partially offset by a $0.8 million increase in third party commissions.
Sales and marketing expenses were $148.6 million for the nine months ended September 30, 2024 compared to $143.1 million for the nine months ended September 30, 2023, an increase of $5.5 million, or 4%. The increase is primarily due to a $11.0 million increase in personnel related costs including sales commissions and a $2.1 million increase in third party commissions. These increases were partially offset by a $3.0 million decrease in stock-based compensation expenses, a $2.9 million decrease in marketing expenses, a $0.8 million decrease in amortization expense as well as a $0.5 million increase in capitalized cloud computing costs.
General and administrative
General and administrative costs were $27.2 million for the three months ended September 30, 2024 compared to $30.0 million for the three months ended September 30, 2023, a decrease of $2.8 million, or 9%. The decrease was primarily due to a $3.1 million decrease in stock-based compensation expenses as well as a $0.4 million decrease in capitalized cloud computing costs. The decrease was partially offset by a $0.8 million increase in bad debt expense.
General and administrative costs were $87.2 million for the nine months ended September 30, 2024 compared to $84.7 million for the nine months ended September 30, 2023, an increase of $2.5 million, or 3%. The increase was primarily due to a $3.6 million sales tax refund received in the prior year, a $2.0 million increase in personnel related costs, a $1.1 million increase in bad debt expense, as well as a $0.3 million increase in travel and entertainment expenses. The increase was partially offset by a $2.5 million decrease in stock-based compensation expenses, a $1.1 million decrease in professional fees, a $0.8 million decrease in insurance expense as well as a $0.5 million increase in capitalized cloud computing costs.
Impairment expense
During the three months ended September 30, 2024, we recognized an impairment charge of $0.6 million related to a write-off of certain equipment. During the nine months ended September 30, 2024, we recognized an impairment charge of $3.7 million related to write-off of certain equipment, internal-use software project as well as right-of-use asset.
During the three and nine months ended September 30, 2023, we recognized an impairment charge of $4.3 million, of which $3.0 million related to property and equipment, net and $1.3 million related to advance payments for the purchase of property and equipment. The write-off was primarily related to excess computer and networking equipment including software we expect to not be used.
Restructuring charges
During the three and nine months ended September 30, 2024, in an effort to streamline its organization, we initiated a restructuring plan to reduce expenses including a reduction of our workforce. In connection with this plan, we incurred charges of $9.7 million primarily consisting of employee-related severance and termination benefits. There were no restructuring activities in 2023.
Net Gain on Extinguishment of Debt

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Net gain on extinguishment of debt	$—	$—	—%	$—	$36,760	(100)%
We recognized a net gain on extinguishment of debt of $36.8 million for the nine months ended September 30, 2023 relating to our repurchase in May 2023 of approximately $236.4 million aggregate principal amount of our outstanding 0% convertible senior unsecured notes due in 2026 at a discount for an aggregate cash repurchase price of approximately $195.7 million. We did not recognize a net gain on extinguishment of debt for the three months ended September 30, 2023, nor for the three and nine months ended September 30, 2024.
Other Income and Expense
Interest income

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Interest income	$3,819	$4,908	(22)%	$11,604	$13,602	(15)%
Interest income was $3.8 million for the three months ended September 30, 2024 compared to $4.9 million for the three months ended September 30, 2023, a decrease of $1.1 million, or 22%. This decrease is due to a decrease in the investment portfolio.
Interest income was $11.6 million for the nine months ended September 30, 2024 compared to $13.6 million for the nine months ended September 30, 2023, a decrease of $2.0 million, or 15%. This decrease is due to a decrease in the investment portfolio.
Interest expense

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Interest expense	$473	$862	(45)%	$1,516	$3,307	(54)%
Interest expense was $0.5 million for the three months ended September 30, 2024 compared to $0.9 million for the three months ended September 30, 2023, a decrease of $0.4 million, or 45%. Interest expense decreased primarily due to the repurchases that occurred during the year ended December 31, 2023, which reduced the principal amount of our Notes (as defined below), thereby reducing debt discount and issuance cost amortization.
Interest expense was $1.5 million for the nine months ended September 30, 2024 compared to $3.3 million for the nine months ended September 30, 2023, a decrease of $1.8 million, or 54%. Interest expense decreased primarily due to the repurchases that occurred during the year ended December 31, 2023, which reduced the principal amount of our Notes (as defined below), thereby reducing debt discount and issuance cost amortization.
Other income (expense), net

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Other expense, net	$(317)	$(16)	1881%	$(213)	$(1,069)	(80)%
Other expense was $0.3 million for the three months ended September 30, 2024 compared to less than $0.1 million for the three months ended September 30, 2023, an increase of $0.3 million. The change was mainly driven by our foreign currency transaction gains and losses between the periods.
Other expense was $0.2 million for the nine months ended September 30, 2024 compared to $1.1 million for the nine months ended September 30, 2023, an increase of $0.9 million, or 80%. The change was mainly driven by our foreign currency transaction gains and losses between the periods.

Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Income tax expense (benefit)	$455	$(1)	(45600)%	$1,463	$244	500%
Income tax expense was $0.5 million for the three months ended September 30, 2024 compared to income tax benefit of less than $0.1 million for the three months ended September 30, 2023, an increase of $0.5 million. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense for the periods were primarily due to foreign tax expense.
Income tax expense was $1.5 million for the nine months ended September 30, 2024 compared to $0.2 million for the nine months ended September 30, 2023, an increase of $1.3 million. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense for the periods were primarily due to foreign tax expense.
Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents, and marketable securities and restricted cash totaling $308.2 million. Our cash, cash equivalents, and marketable securities primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. As of September 30, 2024, we did not have any marketable securities classified as non-current.
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
Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. As of September 30, 2024, we were in compliance with these covenants and we expect to continue to be in compliance for at least the next 12 months. During the nine months ended September 30, 2024 and 2023, no amounts were drawn down on the Credit Agreement.
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

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$11,186	$7,739
Net cash provided by investing activities	$107,991	$332,185
Net cash used in financing activities	$(9,782)	$(213,553)
Cash Flows from Operating Activities
For the nine months ended September 30, 2024, cash provided by operating activities was $11.2 million, consisting primarily of our net loss of $125.2 million, adjusted for non-cash items of $174.1 million, and net cash flows used in operating assets and liabilities of $37.8 million. The main drivers of the changes in operating assets and liabilities were a $19.3 million of operating lease payments, a $4.1 million decrease in accrued expenses due to timing of payments, a $7.7 million decrease in other assets, a $4.9 million decrease in other liabilities as well as a $7.4 million decrease in prepaid expenses and other current assets. This was offset by a $4.5 million increase in accounts payable due to timing of payments as well as a net increase of accounts receivable of $1.3 million, primarily due to the growth of our business and the timing of cash receipts from our customers.
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
Cash Flows from Investing Activities
For the nine months ended September 30, 2024, cash provided by investing activities was $108.0 million, primarily consisting of $289.7 million of maturities and sales of marketable securities. The cash inflow was partially offset by $155.1 million purchases of marketable securities, $20.5 million of additions to capitalized internal-use software, $5.4 million of payments related to purchases of property and equipment to expand our network and $0.8 million related to advance purchases of property and equipment.
For the nine months ended September 30, 2023, cash provided by investing activities was $332.2 million, primarily consisting of $428.9 million of maturities and sales of marketable securities, offset by $15.4 million of additions to capitalized internal-use software and $8.3 million of payments related to purchases of property and equipment to expand our network.
Cash Flows from Financing Activities
For the nine months ended September 30, 2024, cash used in financing activities was $9.8 million, primarily consisting of $12.4 million of finance lease payments as well as a $3.8 million payment of deferred consideration for business acquisition. The cash outflow was partially offset by inflow of $6.1 million in proceeds from the employee stock purchase plan (“ESPP”) and $0.3 million in proceeds from stock option exercises by our employees.
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
During the nine months ended September 30, 2024, we identified certain triggering events, including a sustained decrease in our stock price and market capitalization. As of June 30, 2024, we performed a fair value assessment of our one single reporting unit by using a combination of income and market approaches and concluded that the estimated fair value of our single reporting unit substantially exceeded its carrying value. As of September 30, 2024, we performed a qualitative assessment and concluded it is not more likely than not that the fair value of our one single reporting unit is less than its carrying amount.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $308.2 million as of September 30, 2024, which primarily consisted of bank deposits, money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, foreign government and supranational securities and asset-backed securities held at major financial institutions. The cash and cash equivalents are held for working capital purposes. The restricted cash is held as cash collateral in connection with our existing lease arrangements. Notwithstanding the recent fluctuations in interest rates, the increase in interest income has not been significant. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
We receive a substantial portion of our revenues from a limited number of customers from a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.*
Our future success is dependent on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 35% and 37% of our revenue in the trailing 12 months ended September 30, 2024 and 2023, respectively. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 11% of our revenue in both the trailing 12 months ended September 30, 2024 and 2023. In addition, one of our largest customers during the three and nine months ended September 30, 2024 operates in and has strong business ties to China and we cannot be certain how their traffic levels may be impacted by applicable laws or regulations in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ business may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
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
We generated a net loss of $38.0 million and $123.7 million for the three and nine months ended September 30, 2024, respectively, and as of September 30, 2024, we had an accumulated deficit of $959.9 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past and will continue to face increased compliance costs associated with growth, expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.

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
We are, and may in the future be, involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.*
We are, and may in the future be, subject to litigation such as putative class action and stockholder derivative lawsuits brought by stockholders. For example, on May 24, 2024, we and certain of our officers were named as defendants in putative securities class action purportedly brought on behalf of holders of our Class A common stock. On November 1, 2024, the lead plaintiff filed an amended complaint. On June 12, 2024, July 1, 2024, substantially similar stockholder derivative complaints were filed against our officers and directors in the same court. These two shareholder derivative actions have been consolidated and stayed pending resolution of our anticipated motion to dismiss in the securities class action. On August 23, 2024, a substantially similar stockholder derivative complaint was filed against our officers and directors in the United States District Court for the District of Delaware (the "Sweitzer Action"). On September 26, 2024, the court stayed the Sweitzer Action until after resolution of our anticipated motion(s) to dismiss in the above-referenced securities class action. We anticipate that we will be a target for lawsuits in the future, as we have been in the past. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
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
We have experienced growth in various aspects of our business in prior periods. For example, for the three months ended September 30, 2024 and 2023, our revenue was $137.2 million and $127.8 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three and nine months ended September 30, 2024, the percentage of revenue generated from customers outside the United States was 24% and 25% of our total revenue, respectively. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of September 30, 2024, approximately 20% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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

For example, as a result of a sustained decrease in our stock price and market capitalization, we performed an interim qualitative impairment assessment of our goodwill as of September 30, 2024 and concluded it is not more likely than not that the fair value of our one single reporting unit is less than its carrying amount. Therefore, we determined that goodwill was not impaired and no impairment charge was recorded. Further declines in our market capitalization increase the risk that we may be required to perform a quantitative impairment analysis in subsequent periods, which could result in an impairment of up to the entire balance of our goodwill and other intangible assets. Any such impairment charge or write-off may have an adverse effect on our business, financial condition, and results of operation.

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
If the United States government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments, the United States government has expressed concerns about the ability of companies operating in China to do business in the United States or with United States companies. As a result, we could lose the ability to contract with current or potential customers and usage of our platform may decrease by affected customers, which could harm our business and reputation. Even in the absence of new restrictions or trade actions imposed by the United States or other governments, including potential new regulations resulting from the recent presidential and congressional elections in the United States, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business. One of our largest customers during the three and nine months ended September 30, 2024 operates in and has strong business ties to China.
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
In January 2018, the Federal Communications Commission (the “FCC”), repealed the “network neutrality” rules adopted during the Obama Administration, which barred Internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the United States Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. On October 19, 2023, the FCC adopted a notice of proposed rulemaking that would reinstate the network neutrality rules, and asked for comment on that proposal and on potential changes to those rules. On April 25, 2024, the FCC voted to restore the network neutrality rules which bring back a national standard for broadband reliability, security, and consumer protection. On August 1, 2024, the United States Court of Appeals for the Sixth Circuit granted a stay of the network neutrality rules. We cannot predict the impact of such rules or the outcome of any legal challenges to such rules on our operations or business. A number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect, as has a similar law in Vermont, but a challenge to the Vermont law remains pending and has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. In addition, the status of state regimes may be affected by the FCC’s action in its new network neutrality proceeding. We cannot predict whether any FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.
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
Legislation enacted in 2017 informally titled the “Tax Act” significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). In 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which includes provisions that impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that is imposed on the corporation repurchasing such stock. Future legislation or regulatory guidance, including under the Tax Act or the IRA, or other executive or Congressional actions in the United States may occur, including as a result of the recent presidential and congressional elections in the United States, and could ultimately increase or lessen the impact of such taxes on our business and financial condition. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Class A common stock.

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
Historically, our stock price has been volatile. During the year ended December 31, 2023, our stock traded as high as $24.31 per share and as low as $7.97 per share, and from January 1, 2024 to October 31, 2024, our stock price has ranged from $25.87 per share to $5.52 per share. The market price of our Class A common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
As of September 30, 2024, we have outstanding a total of 140 million shares of Class A common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026.
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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Ronald Kisling, Chief Financial Officer (1)	Adoption	9/5/2024	X	—	224,000	—	12/31/2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Ronald Kisling, the Company's Chief Financial Officer, adopted a Rule 10b5-1 Plan on September 5, 2024. Mr. Kisling's plan provides for the potential sale of up to 224,000 shares of the Company’s Class A Common Stock; provided, however, because certain of Mr. Kisling’s planned sale amounts are equal to: (i) the difference between a certain number of shares and shares sold under a Rule 10b5-1 Plan previously entered into by Mr. Kisling on November 11, 2023, which is currently in progress, and (ii) a designated percentage of the net number of shares resulting from RSUs vesting, of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, the maximum number of shares to be sold may be less. The plan expires on December 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	8-K	001-38897	3.1	August 15, 2024
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

November 6, 2024	By:	/s/ Todd Nightingale
Todd Nightingale Chief Executive Officer (Principal Executive Officer)

November 6, 2024	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)