Form 10-K
period 2024-12-31
Fastly, Inc.
filed 2025-02-26
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $7.37 for a share of the Registrant’s Class A Common Stock ("common stock") on June 28, 2024 (the last business day of the registrant's most recently completed second quarter), as reported by the New York Stock Exchange on such date, was approximately $1.0 billion.

As of February 14, 2025, 142.3 million shares of the registrants’ common stock were outstanding.

Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•our history of operating losses;
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
•our ability to remediate material weaknesses and maintain effective internal control over financial reporting; and
•stock price volatility, and the potential decline in the value of our common stock.

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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.fastly.com/investors), our filings with the Securities and Exchange Commission, our corporate X (formerly known as Twitter) account (@Fastly), our blog (www.fastly.com/blog), our corporate LinkedIn account (www.linkedin.com/company/fastly), webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about us, our products, and other issues. It is possible that the information that we make available on these mediums may be deemed to be material information. We therefore encourage investors and others interested in us to review the information that we make available through these channels. However, some information we disclose (whether in this report or other mediums) is informed by third-party frameworks and the expectations of various stakeholders and, therefore, is not necessarily material for purposes of our securities filings, even if we use words such as “material” or “materiality.” Particularly in the environmental, social, and governance matters context, information often uses definitions of materiality that differ from (and are more expansive than) the definition under U.S. federal securities laws.

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
•Our history of operating losses makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
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

•We have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be seriously harmed.
•Our stock price may be volatile, and the value of our common stock may decline.

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
For the fiscal years ended December 31, 2024, 2023 and 2022, our revenue was $543.7 million, $506.0 million and $432.7 million, respectively. We continue to invest in our business and had a net loss of $158.1 million, $133.1 million and $190.8 million for the fiscal years ended December 31, 2024, 2023 and 2022, respectively.
We measure the revenue growth from existing customers attributable to increased usage of our platform and features, and purchase of additional products and services with our Last-Twelve Months Net Retention Rate ("LTM NRR") metrics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics" for further discussion of LTM NRR.
Products & Services
Programmable Edge Platform
Fastly’s programmable edge platform was built to support modern digital experiences. We sit between our customers’ end users and their origin—whether that’s in the cloud, on premise or a hybrid environment—and power online experiences that are fast, safe, and engaging.

Fastly was founded in an era where legacy CDNs were failing to keep up with the explosive growth of user-generated content and demands for faster, more personalized websites and apps. Legacy CDNs could not cache highly dynamic content at the edge—they had to continuously go back to origin to fetch this content, driving up egress costs. Deploying changes meant, at best, hours-long waits for configurations to propagate. At worst, it meant being forced to engage professional services at a cost of hundreds of dollars an hour. Legacy CDNs also failed to provide real-time visibility. Traffic logs were provided in batch format, meaning the data could be anywhere from 15 minutes to several hours old, making it impossible to monitor performance and get instant feedback.
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
•Fully programmable. In keeping with our belief that companies should be able to control everything through software, we have built a fully programmable platform. Using Varnish Configuration Language (“VCL”) as a domain-specific language, and flexible application programming interfaces (“APIs”), we give customers comprehensive control over how their content is cached and how we respond to end-user requests. Our customers are able to make their own configuration changes versus waiting on a professional services engagement. This translates into faster end-user experiences and cost savings.

•DevOps-friendly. We have made it easy for our customers to integrate Fastly into their existing DevOps toolchains and workflows. We have enabled deep integration through rich APIs that let teams build with Terraform, or integrate with Amazon S3, Google Cloud Storage, Splunk, Drupal and many more popular platforms. Combined with our configurability and visibility, this empowered developers to make Fastly part of their continuous integration and continuous deployment (“CI/CD”) processes. As a result, our customers have been able to enhance end-user experiences by speeding up software and feature releases, without their CDN getting in the way. For example, we have seen customers release new code to production multiple times a day instead of once a month.
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

Through our observability offerings, we also provide real-time insights to inform continuous performance improvements and facilitate faster debugging during development. See “Compute” and “Observability” sections below for more details.
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
•Fanout. Enables customers to push data in real time to many users, such as synchronous communication of messages in a chatroom, server updates to IoT devices and other types of data between devices. Real-time messaging is used in a wide range of data streaming applications, including IoT, live commenting, end-user notifications, chat and more.

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
Next-Gen WAF. Our next-generation Web Application Firewall protects applications from malicious attacks that seek to compromise apps and APIs. Our solution requires no tuning, and is more accurate than the traditional rule or signature-based approaches. Our WAF can be installed in any infrastructure: cloud, container, on-premise data center or hybrid environments or at the edge. Key features include:
•Bot Management. Bad bots can perform content scraping, tie up system resources, perform account brute forcing and other harmful actions. Our solution (available as part of our Next-Gen WAF) monitors web application and API traffic for automated bot activity, allowing customers to automatically block malicious bot-generated web requests, while providing access for wanted or verified bots.
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
Bot Management. Fastly's Bot Management is an add-on service that provides customers with visibility into bot traffic, allowing them to differentiate between good and bad bots at the network edge, closer to where requests arrive and further from their origin. They can then enforce rulesets and policies in the Fastly Next-Gen WAF control panel as part of their web asset and application protection measures.
Advanced Rate Limiting. Advanced Rate Limiting enables customers to stop malicious and anomalous high volume web requests and reduce resource consumption while allowing legitimate traffic through to application and API endpoints—doing so means companies can provide a superior customer experience that scales to meet increasing demand.
DDoS. Customers using Fastly’s CDN automatically get access to our always-on DDoS protection capabilities. These capabilities provide immediate protection from Layer 3 and 4 DDoS attacks which can target network infrastructure by flooding systems with large volumes of traffic.Our high-bandwidth, globally distributed network is built to absorb these network layer DDoS attacks, helping to ensure websites and services stay up and running despite attacks.
Fastly DDoS Protection is an add-on service which provides extra application layer protection against DDoS attacks. Fastly DDoS Protection blocks application DDoS attacks without requiring any upfront tuning. When unexpected volumetric attack events arise, our proprietary attribute unmasking techniques validate their legitimacy, and if malicious, begin scanning a comprehensive list of characters to find the attacker and quickly mitigate their attacks, even if they rotate IPs. Fastly DDoS Protection offers a zero attack fee billing model ensuring customers are not billed for attack traffic.

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
•Certainly. Certainly is our own publicly-trusted TLS Certification Authority (“CA”). Fastly customers can use a certificate issued by Certainly to secure any website or API endpoint served by our CDN.
Privacy. Fastly offers several privacy enablement capabilities. Our OHTTP Relay solution provides fast, reliable separation and isolation of end user data, while passing along non-identifying requests to the business server. Fastly’s OHTTP Relay is designed to enhance online privacy for users of several of the largest internet vendors. Fastly has worked with others to develop and standardize the technology behind Private Access Tokens. As an alternative to CAPTCHAs, Privacy Access Tokens provide better user privacy by helping ensure there is no leakage of non-essential data.
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
Key features of Compute include:
•Serverless execution environment. Compute offers a fast, secure serverless code execution engine. It allows customers to deploy code across Fastly’s global edge cloud infrastructure, and execute the code close to the user for low latency. Compute also exposes the power of Fastly’s global infrastructure via a set of powerful developer API’s for fine grained programmatic control (e.g. Cache API’s).
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
◦Secret Store. Secret Store is a secure and performant storage system for Compute customers' most sensitive data like API keys, passwords, certificates, and other credentials. It leverages the Hashicorp vault to centrally store, access, and manage secrets across Fastly's cloud infrastructure.
•Storage. Fastly Object Storage is an Amazon S3-compatible large object storage solution that works seamlessly with Fastly’s Compute service. Customers can store large file sizes with Fastly, improving latency, increasing cache hit ratios, and reducing egress charges. Objects stored in Fastly Object Storage are accessible via an S3-compatible interface.
•AI Accelerator. AI Accelerator is a semantic caching solution designed to enhance performance and reduce costs for Large Language Model (LLM) generative AI applications. The solution leverages Fastly Edge Cloud Platform to cache responses for repeated queries, eliminating the need to make individual calls to AI providers. AI Accelerator supports OpenAI, Azure OpenAI Service, Gemini and LLMs with OpenAI-compatible APIs.
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
•Glitch. In order to expand our product offerings to more developers, we acquired Glitch, Inc. (“Glitch”) in May of 2022. Glitch is a popular tool for web-based development with a total lifetime user count of over 3.1 million registered developers as of December 2024. Glitch has become a cornerstone for Fastly’s developer community, supporting learning initiatives, code samples, and demos created by developers from all corners of the internet.

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
•Logging Insights. Fastly Logging Insights is a professional services package that provides actionable intelligence that can be used to diagnose and troubleshoot issues for optimal performance and user experience. Our expert consultants implement a guided customization of preconfigured dashboards tailored to a customer’s specific goals.

•Metrics. We offer customers a variety of ways to report on the performance and activity of their services. Our metrics, APIs and dashboards provide real-time, per-second visibility and historical reporting.
•Log Explorer & Insights. This feature allows customers to store, inspect and monitor their log data directly on our platform, eliminating the need for third-party tools to view and analyze logs. Using the Insights dashboard, customers get a variety of views of their logging data so they can visualize and identify trends. Log Explorer facilitates troubleshooting by allowing customers to view, filter and analyze logs using the Fastly control panel and API.
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
Partner Ecosystem
We partner with a number of global channel partners who offer our performant and secure solutions on top of their own value-added services. We work with top cloud service providers to combine our complementary products and services to deliver even more value for our joint end users. We also partner with a number of third-party technologies to extend our capabilities across new markets and use-cases. Ultimately, partners help our customers by:
•Providing a complete suite of value-added services and solutions
•Offering flexible and efficient engagement models
•Acting as a single point of contact; and
•Extending geographic coverage and support
Channel Partners. Our channel program provides partners with the flexibility to accommodate different go-to-market models and allows each partner to customize their offerings to provide their own differentiated value. The three primary channel partner types we work with are:
•Referral partners: Recommend Fastly products to their customers for a commission and include partners like agencies and consultants; and
•Reseller partners: Act as a reseller to offer additional value on top of Fastly’s products and services and include partners like value-added resellers, system integrators, and more.
•MSP and MSSP partners: Utilize Fastly technology to enhance and optimize the offerings to their customer base. Fastly works with a broad range of the service provider community, entities such as Managed Service Providers (MSP) and Managed Security Service Providers (MSSP).
Partners work with Fastly’s sales and presales teams to scale sales cycle support. This helps expand our worldwide network of partners dedicated to protecting and delivering customers’ content. We have expanded the reach and breadth of these partners to include cross-selling delivery and security products. We have made significant investments in this area by adding additional channel sales and marketing resources, technical training and enablement, a new partner portal, enhanced pricing and packaging offerings, and an elevated partner program to offer partners even more benefits.
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
Competition
Our platform spans several markets from cloud computing and cloud security to CDNs. We segment the competitive landscape into six key categories:
•Legacy CDNs like Akamai;
•Application and API security vendors like Akamai, Cloudflare, F5, and Thales (Imperva);
•Point CDN players like Bunny CDN, CDNetworks, CDN77, and Qwilt;
•CDN providers, which now offer serverless edge compute functionality like Akamai (Linode) and Cloudflare;
•Public cloud providers that have added CDN and WAF capabilities like AWS, Google Cloud Platform, and Microsoft (Azure); and
•Traditional on-premise, data center appliance vendors for load balancing, WAF, and/or DDoS like F5, Thales (Imperva), and Radware.
The principal competitive factors in our market include:
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

Our Hiring Strategy
We are dedicated to building an inclusive workforce and leadership team that reflects our values and the unique needs of our global customer base. We strive to be a company full of talented, highly effective, kind, honest, passionate, and high-integrity people. We are dependent on our highly qualified employees and executives, and it is crucial that we continue to attract, engage and retain valuable employees. We believe in investing in our people and motivating talented individuals with a strong career path and competitive compensation program. Our U.S. support engineers are often hired from code schools, and many code school graduates transition from support into other organizations within the company, championing the customer voice and infusing our teams with a strong, service-focused mindset. Our engineering staff recruits world-class experts in every part of the technology stack that makes up the Internet, which inspires great developers to join us. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives. We use a mix of competitive base salary, equity compensation awards, and other employee benefits.
We are building a global, healthy, and safe workforce and an inclusive culture that empowers and supports our employees and customers, regardless of background. We onboard all new employees with training programs on our values, certain aspects of our business, and important policies, including our Safe, Welcoming, and Productive Work Environment Policy. Annually thereafter we provide employees with code of conduct and security awareness training, a learning reimbursement program and performance evaluations. Our employee engagement efforts currently include company-wide newsletters and all-hands meetings, through which we aim to keep our employees well-informed and increase transparency. Our Employee Resource Groups are open to all employees and focus on making Fastly a better place where all employees are included, valued and engaged. We also use employee engagement surveys to collect employee feedback and assess the effectiveness of our culture, our strategy, and various health and well-being programs.
Employees
As of December 31, 2024, we had a total of 1,100 employees worldwide and 240 employees located outside of the United States; 45% of our employees resided within 50 miles of a Fastly office and 55% of our employees worldwide were considered remote, which means they resided more than 50 miles from a Fastly office or in locations where we do not have a Fastly office presence. We will continue to search for the best possible talent for every role and cultivate best-in-class in-office and remote employee experiences.
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
As of December 31, 2024, we had 389 employees in our research and development group. Our research and development expenses were $138.0 million for the year ended December 31, 2024.
Infrastructure
Our infrastructure team is responsible for the design, deployment, and maintenance of the servers and network hardware that form the foundation of our mission critical edge cloud environment. We invest in research into global Internet geography to identify optimal colocation site selection, network partner identification, and network-to-network interconnection opportunities. These activities allow us to connect in close proximity to core Internet backbones and Internet service providers, thereby enhancing network performance. We carefully evaluate and test hardware from leading server, network, and component manufacturers to assess their compliance with our workload performance, system efficiency, and mean time-to-repair standards. In our process, we evaluate commodity server and network platforms to avoid vendor lock-in, while optimizing the mix of components in an effort to improve efficiency and optimize our capital expenditures. We intend to grow the number of data center colocation sites as traffic on our network grows and as demands for new markets justify investment.
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

As of December 31, 2024, in the United States, we had 105 issued or allowed patents, which expire between August 2033 and March 2042, and three patent applications pending for examination. As of such date, we also had 25 issued patents and nine patent applications published or pending for examination in foreign jurisdictions, all of which are related to U.S. patents and patent applications. In addition, as of December 31, 2024, we had 20 registered trademarks and two pending trademarks in the United States. As of such date, we also had 35 registered trademarks in foreign jurisdictions.
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

Item 1A.     Risk Factors
Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding to invest in our common stock. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, customer growth, results of operations, financial condition, or prospects. Any of these events could cause the trading price of our common stock to decline, which would cause our stockholders to lose all or part of their investment. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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
We currently serve our customers from our POPs located around the world. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. However, we have not developed redundancies for all aspects of our platform. We depend, in part, on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, extreme weather events, power or telecommunications failures, criminal acts, armed conflict, public health issues, such as a pandemic or epidemic, and similar events. In some cases, third-party cloud providers run their own platforms that we access, and are, therefore, vulnerable to their service interruptions. In the event that there are any defects or errors in software, failures of hardware, damages to a facility, or misconfigurations of any of our services, we may have to divert resources away from other planned work, could experience lengthy interruptions in our platform, and also incur delays and additional expenses in arranging new facilities and services. Our customers may choose to divert their traffic away from our platform as a result of interruptions or delays. Business continuity arrangements, including the existence of redundant data centers that are designed to become active during certain lapses of service, may not function as intended, and any disruptions to our service could harm our business.
We design our system infrastructure and procure and own or lease the computer hardware used for our platform. Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions on our platform. Moreover, we have experienced and may in the future experience system failures or interruptions in our platform as a result of human error. These outages have resulted and may in the future result in service level agreement claims. Any interruptions or delays in our platform, whether caused by our products or our data centers, third-party error, our own error, natural disasters (such as drought, flooding, wildfires, and storms), or security breaches, whether accidental or willful, could harm our relationships with customers, reduce customers’ usage of our platform, cause our revenue to decrease and our expenses to increase, and divert resources away from product development. Climate change and other environmental or social pressures is expected to increase the frequency and severity of certain events, as well as contribute to chronic changes (such as changes in meteorological and hydrological patterns) that may also result in similar or additional risks. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue service credits or cause customers to fail to renew their customer contracts, any of which could harm our business.
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
For some of our products, we charge our customers based on their usage of our platform. Most of our customers, including some of our largest enterprise customers, do not have long-term contractual financial commitments to us. Some of our customers, who generally do not include our enterprise customers, enter into “click-though” agreements with us via our self-service model, and agree to a minimum monthly fee by signing up online with a credit card, and can easily terminate their subscriptions, or switch to a less expensive plan, at will with little advance notice. In addition, most of our current customer contracts are only one year in duration and these customers may not use our platform in a subsequent year. In order for us to maintain or improve our results of operations, it is important that our customers, in particular, our enterprise customers, use our platform in excess of their commitment levels, if any, and continue to use our platform on the same or more favorable terms. Our ability to retain our largest customers and expand their usage could be impaired for a variety of reasons, including customer budget constraints, customer satisfaction, changes in our customers’ underlying businesses, changes in the type and size of our customers, pricing changes, competitive conditions (including customers building their own CDNs), the acquisition of our customers by other companies, governmental actions, or the possibility thereof, and general economic conditions. Because many of our largest customers’ minimum usage commitments for our platform are relatively low compared to their expected usage, it can be easy for certain customers to quickly reallocate usage or switch from our platform to an alternative platform altogether. In addition, they may reduce or cease their use of our products at any time without penalty or termination charges, even after they have expanded usage in prior periods.
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
Our future success depends on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 33% and 37% of our revenue in the trailing 12 months ended December 31, 2024 and 2023, respectively. No affiliated customers that are business units of a single company generated more than 10% of our revenue in the trailing 12 months ended December 31, 2024. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 12% of our revenue in the trailing 12 months ended December 31, 2023. In addition, in April 2024, the former administration signed into law a bill that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. The current administration signed an executive order on January 20, 2025 instructing the Attorney General not to enforce the law or impose any penalties against any entity for noncompliance for a period of 75 days and to provide written guidance as to how the law will be implemented. TikTok was one of our largest customers for the year ended December 31, 2024 and remains a customer of ours. While the full impact of the legislation is unknown, it could eventually lead to a reduction in this customer’s United States traffic levels which could have a negative impact on our business. We do not know whether or how ByteDance might restructure its business and how that may impact our traffic levels. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ businesses may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.

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
To ensure adequate supply of parts and components, we must forecast server needs and expenses and place orders sufficiently in advance with our suppliers based on estimates of future demand for network capacity. As we continue to experience growth, we may face challenges managing adequate server capacity due to potential component delays, shortages, price increases, hardware efficiencies gained through internal development, or any potential changes in server architecture including due to technological advances or obsolescence. We may incur charges in future periods related to server management or incorrectly forecast our network capacity needs in future periods. If we have excess server capacity, we have in the past needed to, and may in the future need to, write-down or write-off server assets, which may materially harm our operating results. For example, in the year ended December 31, 2024, we recognized certain equipment, internal-use software project and right-of-use asset related write-off charges of $4.1 million. Conversely, if we underestimate network capacity needs, we may in future periods be unable to meet demand and be required to incur higher costs to secure necessary parts and components of our servers, which could adversely affect our customer relationships and harm our business.
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
We generated a net loss of $158.1 million for the year ended December 31, 2024 and we had an accumulated deficit of $992.8 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past faced, and will continue to face, increased compliance costs associated with growth and expansion of our customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
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
Our business depends on providing our customers with fast, efficient, and reliable distribution of applications and content over the Internet. In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, proprietary, confidential, and sensitive data, including personal information, intellectual property, trade secrets, and encryption keys, including our data and data of our customers, including their end-users (collectively, “Sensitive Information”). Maintaining the security and availability of our platform, network, and internal information technology systems and the security of information we hold on behalf of our customers is a critical issue for us and our customers, and we expend significant resources, and may need to fundamentally change our business activities and continue to modify our practices and operations, in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.
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
Some actors now engage, and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We have in the past been subject to cyber-attacks from third parties, including parties who we believe are sponsored by government actors. Since our customers share our multi-tenant architecture, cyber-attacks on any one of our customers could have a negative effect on our other customers. In the past, these attacks have significantly increased the bandwidth used on our platform and have strained our network. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our services.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code, malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (“DDoS”), account takeover attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, attacks facilitated or enhanced by artificial intelligence (“AI”), loss of data or other information technology assets, adware, telecommunications failures, natural disasters, and other similar threats. For example, we have experienced DDoS attacks of significant size and severity that caused us to invest resources into improving our systems, and we expect to continue to be subject to DDoS and other forms of attacks in the future, particularly as they have become more prevalent in our industry. Similarly, we have been the target of phishing and social engineering schemes that may be designed to, among other things, improperly gain access to our confidential information or fraudulently obtain payments or funds from us. Further, we are not immune from the possibility of a malicious insider compromising our information systems and infrastructure or misappropriating our confidential information.
In particular, severe ransomware attacks are becoming increasingly prevalent, and can lead to significant interruptions in our operations, loss of Sensitive Information and revenue, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to a number of factors, including applicable laws or regulations prohibiting such payments.
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
We cannot accurately predict customers’ usage or renewal rates given the diversity of our customer base across industries, geographies and size, and ability of customers to allocate usage, among other factors. Accordingly, we may be unable to accurately forecast our revenues. Notwithstanding our substantial investments in sales and marketing, infrastructure, and research and development in anticipation of growth in our business, if we do not realize returns on these investments in our growth, our results of operations could differ materially from our forecasts, which would adversely affect our results of operations and could disappoint analysts and investors, causing our stock price to decline. In addition, we have experienced, and may continue to experience, longer payment cycles in collecting accounts receivable from certain of our customers, difficulty in detecting potentially fraudulent self-service customer accounts in a timely manner, and errors in calculating the number of ongoing self-service customer accounts. If we are unable to timely collect accounts receivable from our customers or detect fraudulent self-service customer accounts in a timely manner, our business will be harmed.
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
The market for cloud computing platforms, particularly enterprise grade products, is highly fragmented, competitive, and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Application and API security vendors like Akamai, Cloudflare, F5, and Thales (Imperva) offer products that compete with ours. We also compete with CDN providers, which now offer serverless edge compute functionality like Akamai (Linode) and Cloudflare, public cloud providers that have added CDN and WAF capabilities like Amazon Web Services (AWS), Google Cloud Platform, and Microsoft (Azure), legacy CDNs, such as Akamai, point CDN players like Bunny CDN, CDNetworks, CDN77, and Qwilt, and traditional on-premise data center appliance vendors for load balancing, WAF, and/or DDoS like F5, Thales (Imperva), and Radware. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered. Such acquisitions or partnerships may help competitors achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. We compete on the basis of a number of factors, including:
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
We are, and may in the future be, subject to litigation such as putative class action and stockholder derivative lawsuits brought by stockholders. For example, on May 24, 2024, we and certain of our officers were named as defendants in putative securities class action filed in the United States District Court for the Northern District of California purportedly brought on behalf of holders of our common stock. On November 1, 2024, the lead plaintiff filed an amended complaint. On June 12, 2024 and July 1, 2024, stockholder derivative complaints were filed in the United States District Court for the Northern District of California against certain of our officers and directors based on substantially similar allegations as those in the putative securities class action. These two shareholder derivative actions have been consolidated and stayed pending resolution of our motion to dismiss in the securities class action. On August 23, 2024 and December 20, 2024, substantially similar stockholder derivative complaints were filed against certain of our officers and directors in the United States District Court for the District of Delaware and the Court of Chancery for the State of Delaware. These two shareholder derivative actions have also been stayed pending resolution of our motion to dismiss in the above-referenced putative securities class action. Defendants filed a motion to dismiss the putative securities class action on January 15, 2025. We anticipate that we may be a target for lawsuits in the future, as we have been in the past. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
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
Our operations are dependent in part upon transmission bandwidth provided by third-party telecommunications network providers and access to colocation facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly when customers experience cyber-attacks. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including service outages, payment disputes, network providers going out of business, natural disasters, extreme weather events, networks imposing traffic limits, or governments adopting regulations that impact network operations. In some regions, bandwidth providers have their own services that compete with us, or they may choose to develop their own services that will compete with us. These bandwidth providers may become unwilling to sell us adequate transmission bandwidth at fair market prices, if at all. This risk is heightened where market power is concentrated with one or a few major networks. We also may be unable to move quickly enough to augment capacity to reflect growing traffic or security demands. Failure to put in place the capacity we require could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. Such a failure could result in our inability to acquire new customers demanding capacity not available on our platform.
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
We have taken, and may continue to take, actions that we believe are in the best interests of our customers, our employees, and our business, even if those actions do not maximize financial results in the short term. For instance, we do not knowingly allow our platform to be used to deliver content from groups that promote violence or hate, and that conflict with our values like strong ethical principles of integrity and trustworthiness, among others. In the past, we have removed customers from our platform who we believed took positions conflicting with these values, and we may continue to do so in the future. While we believe this is beneficial to the long term performance of our business, this approach may not result in the benefits that we expect, and our employees or third parties may disagree with our interpretation of our values, or take issue with how we execute on our values, which may result in us becoming a target for negative publicity, increased scrutiny, lawsuits, or network attacks, in which case our business could be harmed.

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
Any of the foregoing and other factors may cause our results of operations to vary significantly. Furthermore, if our quarterly results of operations or our guidance fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and our business could be harmed. We cannot assure you that our operating results or projected operating results will meet the expectations of market analysts or our investors.
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
We have limited experience with respect to determining the optimal prices for our products and, as a result, we have in the past changed our pricing model and expect that we may need to do so in the future, including as a result of inflationary pressures. In addition, during 2023 we introduced the option for customers to purchase product packages with single price points and set limits on usage. We do not charge for overages on these single price point product packages. This pricing model has been in place for a limited amount of time, and we do not know the impact it will have on our usage-based pricing model over time. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
Our business is exposed to risks associated with credit card and other online payment processing methods.
Many of our customers pay for our service using a variety of different payment methods, including credit and debit cards, prepaid cards, direct debit, and online payment applications and wallets. We rely on internal systems as well as those of third parties to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees, and may lose our ability to accept online payments or other payment card transactions, or fees may increase over time, both of which would adversely affect our revenue, operating results, and financial condition. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our chargeback rate at acceptable levels, card networks may impose fines and our card approval rate may be impacted. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, reputational harm, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

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
Scrutiny relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from investors, employees, customers, policymakers, and other stakeholders concerning companies' management of various environmental, social, and governance matters (“ESG”), such as climate change and human capital. Any initiatives, including disclosures, that we engage in to improve our ESG profile and respond to stakeholder expectations may be costly and may not have the desired effect. For example, many ESG initiatives leverage methodologies and data that continue to evolve. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with any particular stakeholder’s expectations or preferences. Moreover, various stakeholders have different, and at times conflicting expectations. For example, while some policymakers (such as the State of California and the European Union) have adopted requirements for various disclosures or actions on environmental and social matters, policymakers in other jurisdictions have sought to constrain companies’ consideration of such matters in certain circumstances. Proponents and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. Various capital providers and customers also incorporate ESG matters into their investment and procurement considerations. Addressing stakeholder expectations or requirements entails costs and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing governmental laws or requirements, may result in reputational harm, loss of customers or contracts, regulatory or investor engagement, or other adverse impacts to our business. Such risks may also be augmented based on relative performance, both against any initiatives or goals we communicate as well as in comparison to our competitors. Various of our stakeholders are also subject to similar pressures, which may result in additional or novel risks.
Risks Related to Employees and Managing Our Growth
The failure to attract and retain qualified personnel could prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, product managers, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales, operations, and security professionals. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences, and the competition for such diverse personnel is significant. The market for such talented personnel is competitive. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer, including, in some cases, large equity packages and cash incentive bonuses. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. In order to manage attrition, including as a result of stock price decreases and market volatility on the perceived value of our equity awards, we have issued, and may continue to issue, additional equity awards and increased cash compensation to attract and retain employees, which may impact our results of operations or be dilutive to stockholders. Moreover, the increase in the number of equity awards has reduced the number of shares available for us to grant under our equity incentive plan. We also face significant competition in hiring and attracting qualified employees in all aspects of our business, and the move by companies to offer a remote or hybrid work environment has increased the competition for such employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our ability to maintain and enhance our platform, develop and deliver new products, fix bugs, support our existing customers, attract new customers, respond to competitive pressures, and otherwise execute our business plan would be harmed.
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
We have experienced growth in various aspects of our business in prior periods. For example, for the years ended December 31, 2024, 2023, and 2022, our revenue was $543.7 million, $506.0 million and $432.7 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
•our infrastructure, including POP deployments, systems architecture, management tools, scalability, availability, performance, and security, as well as business continuity measures;
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
We believe our culture has been a key contributor to our success to date and that the critical nature of the products that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our corporate objectives. As we grow, we may find it difficult to maintain these important aspects of our culture. In addition, while we have historically benefited from having a dispersed workforce, as we have grown and our resources have become more globally dispersed and our organizational management structures have become more complex, we have found it increasingly difficult to maintain these beneficial aspects of our corporate culture. In addition, we may seek to acquire or invest in businesses, products or technologies with differing corporate cultures that could be difficult to integrate. If we fail to maintain our company culture, our business may be harmed.
Risks Related to Our Financial Position and Need for Additional Capital
Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all, and debt or equity issued to raise additional capital may reduce the value of our common stock.
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
We may need to engage in equity or debt financings to secure additional funds, in particular if we are required to repay our outstanding convertible notes in cash. Additional financing may not be available on favorable terms, if at all, and the terms of our existing Senior Secured Credit Facilities Credit Agreement, dated as of February 16, 2021, with the lenders from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (as amended, restated, amended and restated, supplemented, restructured, or otherwise modified from time to time, the “Credit Agreement”) may limit our ability to pursue additional financings.

If adequate funds are not available on acceptable terms, we may be forced to reduce or delay our business activities and capital expenditures, unable to invest in future growth opportunities, sell assets, or restructure or refinance all or a portion of our debt on or before maturity, all of which could harm our business, operating results, and financial condition. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Any debt financing we secure may have higher interest rates and could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the covenants under our Credit Agreement or any additional restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn materially harm our business and financial condition. Because our decision to issue securities in future offerings will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Seasonality may cause fluctuations in our sales and operating results.
We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our platform. For example, we have some customers who increase their usage and requests when they need more capacity during busy periods, especially in the fourth quarter of the year, and then subsequently scale back. Some of our customers host certain large-scale events, such as sporting events or coverage of major elections, increasing their usage on a seasonal or one-time basis which can cause revenue to fluctuate between the periods in which these events occur and subsequent periods. Since we have built our network to handle seasonal capacity fluctuations, we may not be able to reduce our capacity in a timely manner, and as such sustain more costs. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future, particularly as we expand our sales to larger enterprises. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. Additionally, we do not have sufficient experience in selling certain of our products to determine if demand for these products is, or will be, subject to material seasonality.
Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the year ended December 31, 2024, the percentage of revenue generated from customers outside the United States was 25% of our total revenue. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of December 31, 2024, approximately 22% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
•changes in a specific country’s or region’s political or economic conditions;
•longer payment cycles;
•greater difficulty collecting accounts receivable;
•potential or unexpected changes in trade relations, regulations, or laws, including as a result of tariffs imposed by the current administration;
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
•potential tariffs and trade barriers;
•limited or insufficient scope, strength and enforcement of intellectual property rights;
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, fair value of assets acquired and liabilities assumed for business combinations, useful lives and realizability of long-lived assets including our goodwill and intangible assets, income tax reserves, and accounting for stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

For example, as a result of a sustained decrease in our stock price and market capitalization, we performed an interim qualitative impairment assessment of our goodwill as of September 30, 2024 and concluded it is not more likely than not that the fair value of our one single reporting unit is less than its carrying amount. Therefore, we determined that goodwill was not impaired and no impairment charge was recorded. In addition, we performed our annual goodwill assessment as of October 31, 2024, and concluded it is not more likely than not that the fair value of our one single reporting unit is less than its carrying amount. Therefore, we determined that goodwill was not impaired and no impairment charge was recorded. Further declines in our market capitalization increase the risk that we may be required to perform a quantitative impairment analysis in subsequent periods, which could result in an impairment of up to the entire balance of our goodwill and other intangible assets. Any such impairment charge or write-off may have an adverse effect on our business, financial condition, and results of operation.

Current and future indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.
Our Credit Agreement contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, grant liens, pay dividends and make distributions, transfer property, make investments, and take other actions that may otherwise be in our best interests. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1:75 to 1:00 on the last day of any fiscal quarter. Our ability to meet these financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. In addition, a breach of a covenant under our Credit Agreement or any other current or future indebtedness may result in a cross-default under any such indebtedness. If we seek to incur additional indebtedness in the future, we may not be able to obtain debt or equity financing on terms that are favorable to us, if at all. Holders of our existing debt have, and holders of any future debt we may incur would have, rights senior to holders of common stock to make claims on our assets. In addition, the terms of our existing debt do, and the terms of any future debt could, restrict our operations, including our ability to pay dividends on our common stock. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
We have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be seriously harmed.
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
As detailed in Item 9A in this report, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting for the year ended December 31, 2024. This material weakness relates to deficiencies in our design and operating effectiveness controls within our revenue process, primarily caused by a lack of sufficiently qualified personnel due to turnover. These deficiencies are related to certain business process controls, information technology general controls, including the absence of a service auditor's report for our billing system hosted by a third-party, and insufficient monitoring controls over third-party service providers. In the aggregate, these deficiencies created a reasonable possibility that a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis, and represent a material weakness. This material weakness did not result in a misstatement, but could result in misstatements to our financial statements in the future, if not remediated. While management has developed a remediation plan, we will not be able to conclude whether the steps management is taking will remediate the material weakness until a sustained period of time has passed to allow management to test the design and operational effectiveness of the new controls.
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
If we fail to remediate our existing material weakness or identify future material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. Moreover, any failure to identify new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected and cause us to fail to meet our reporting and financial obligations or incur significant additional costs to remediate new material weaknesses, each of which could harm our ability to raise capital on favorable terms in the future or otherwise have a negative impact on our financial condition. In addition, we could become subject to investigations by the New York Stock Exchange (the “NYSE”), the SEC, and other regulatory authorities, which could require additional financial and management resources.
We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes and controls.
We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated by our sales force as the number of transactions continues to grow. Moreover, as we continue to improve our pricing structure, we will need to implement and maintain corresponding improvements to our systems around payment of sales commissions. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to manage our business, pay sales commissions, or offer our platform to our customers in a timely manner, causing us to lose customers or employees, limit our growth, limit us to smaller deployments of our products, or increase our technical support costs.
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
If the United States government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments, the United States government has expressed concerns about the ability of companies operating in China to do business in the United States or with United States companies. As a result, we could lose the ability to contract with current or potential customers and usage of our platform may decrease by affected customers, which could harm our business and reputation. Even in the absence of new restrictions or trade actions imposed by the United States or other governments, including potential new regulations resulting from the recent presidential and congressional elections in the United States, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business. In April 2024, under the prior administration, a bill was signed into law that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. The current administration issued an executive order on January 20, 2025 instructing the Attorney General not to enforce the law or impose any penalties against any entity for noncompliance for a period of 75 days and to provide written guidance as to how the law will be implemented. TikTok was one of our largest customers for the year ended December 31, 2024 and remains a customer of ours. While the full impact of the legislation is unknown, it could eventually lead to a reduction in this customer’s United States traffic levels which could have a negative impact on our business. We do not know whether or how ByteDance might restructure its business and how that may impact our traffic levels.
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
Our customers may deploy AI models or technologies using our platform, and our employees and personnel may use AI to perform their work. The regulatory framework for AI is rapidly evolving as many governments have passed and are likely to pass additional laws regulating AI. For example, in the United States, the current administration has rescinded an executive order relating to the safe and secure development of AI that was previously implemented by the former administration. Thus, the current administration may continue to rescind other existing federal orders or administrative policies relating to AI, or may implement new executive orders or other rule making relating to AI in the future. Therefore, our use of AI could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI or use AI less successfully than our competitors, it could impair our ability to compete effectively against our competitors, adversely affect our business and result in competitive disadvantages. Due to inaccuracies or flaws in the inputs, outputs, or logic of AI, the AI model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development, deployment and use of AI, such as the European Union’s (the “EU”) AI Act. We expect other jurisdictions will adopt similar laws. Additionally, existing laws and regulations may be interpreted in ways that could affect our use of AI, or could be rescinded or amended as new administrations take differing approaches to evolving AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Therefore, this uncertainty may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. If we cannot use or are restricted in using AI technologies, or deployment of AI by our customers using our platform is affected, our business and results of operations may be harmed, and we may be at a competitive disadvantage.

Outside of the United States, an increasing number of foreign laws and regulations apply to privacy and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), (collectively “GDPR”) Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canada’s Anti-Spam Legislation (“CASL”), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing the personal information of individuals. For example, under the GDPR, government regulators may impose restrictions or injunctions on data processing, and fines of up to 20 million euros (£17.5 million) or 4% of annual global revenue, whichever is greater. The GDPR also provides for private litigation related to the processing of personal information, which can be brought by classes of data subjects or consumer protection organizations authorized by law to represent the interests of such classes. European legislative proposals and existing laws and regulations also apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the United Kingdom ("UK"), regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Furthermore, there is a new regulation in the EU related to AI that will impose onerous obligations related to the use of AI-related systems and may require us to change our business practices. We may also become subject to new laws in the EU that regulate cybersecurity and non-personal information, such as the European Data Act. Depending on how these laws are interpreted, we may have to adapt our business practices and products to comply with such obligations.
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
In January 2018, the Federal Communications Commission (the “FCC”), repealed the “network neutrality” rules adopted during the Obama Administration, which barred Internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the United States Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. On October 19, 2023, the FCC adopted a notice of proposed rulemaking that would reinstate the network neutrality rules, and asked for comment on that proposal and on potential changes to those rules. On April 25, 2024, the FCC voted to restore the network neutrality rules which bring back a national standard for broadband reliability, security, and consumer protection. On August 1, 2024, the United States Court of Appeals for the Sixth Circuit granted a stay of the network neutrality rules. On January 2, 2025, the United States Court of Appeals for the Sixth Circuit struck down the FCC’s network neutrality rules, ruling that the FCC lacks statutory authority to impose its proposed net neutrality policies and therefore exceeded its authority in imposing the net neutrality regulations. We cannot predict the impact of such rules or the outcome of any legal challenges to such rules on our operations or business. A number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect, as has a similar law in Vermont, but a challenge to the Vermont law remains pending and has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. In addition, the status of state regimes may be affected by the FCC’s action in its new network neutrality proceeding. We cannot predict whether any FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.
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
Legislation enacted in 2017 informally titled the “Tax Act” significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). In 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which includes provisions that impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that is imposed on the corporation repurchasing such stock. Future legislation or regulatory guidance, including under the Tax Act or the IRA, or other executive or Congressional actions in the United States may occur, including as a result of the recent presidential and congressional elections in the United States, and could ultimately increase or lessen the impact of such taxes on our business and financial condition. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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
Risks Related to Intellectual Property
We could incur substantial costs in protecting or defending our intellectual property and proprietary rights, and any failure to adequately protect our rights could impair our competitive position and we may lose valuable assets, experience reduced revenue, and incur costly litigation to protect our rights.
Our success is dependent, in part, upon protecting our intellectual property and proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions in an effort to establish and protect our intellectual property and proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have issued patents in the United States and other countries and have additional pending patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications or enforce such rights. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and vary by jurisdiction. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary or confidential to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our products may be unenforceable. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products, intellectual property and proprietary information may increase.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products, intellectual property and proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our platform.
In order to monitor and protect our intellectual property rights, we may be required to spend significant resources. Litigation may be necessary to enforce our intellectual property rights and to protect our trade secrets and other confidential information. Intellectual property litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our intellectual property and proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could, among other things, delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in jurisdictions outside of the United States where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak or inadequate. If we fail to meaningfully protect our intellectual property and proprietary rights, our business and competitive advantage may be harmed.
We may in the future be subject to legal proceedings and litigation relating to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual property rights. From time to time, we may be required to defend against litigation claims by other companies based on allegations of infringement or other violations of their intellectual property rights. Many of these companies have the capability to dedicate substantially greater resources than us to enforce their intellectual property rights and to defend claims that may be brought against them. Therefore, we may not be able to withstand any such third-party intellectual property claims. In addition, we may be required to defend against litigation claims by patent holding companies or other adverse patent owners that have no relevant product revenue. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop selling products impacted by the claim or injunction or cease business activities covered by such intellectual property, and may be unable to compete effectively. Any inability to license third-party technology in the future would have an adverse effect on our business and operating results, and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers or other third parties in the event of infringement of a third party’s intellectual property rights. We receive demands for such indemnification from time to time and expect to continue to do so. Responding to and defending such claims, regardless of their merit, can be time consuming, costly, distracting to our management and damage our reputation, business and brand.
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
Our agreements with customers and other third parties generally include provisions under which we are liable or agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our platform, services, or other contractual obligations. Some of these agreements provide for uncapped liability for which we would be responsible, and some provisions survive termination or expiration of the applicable agreement. Large liability payments could harm our business, results of operations, and financial condition. Although we often contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them, and in case of an intellectual property infringement indemnification claim, we may be required to cease use of certain functions of our platform as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business. Even when we have contractual protections against such customer claims, we may choose to honor a customer’s request for indemnification or otherwise seek to maintain customer satisfaction by issuing customer credits, assisting our customer in defending against claims, or in other ways.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and the value of our common stock may decline.
Historically, our stock price has been volatile. During the year ended December 31, 2024, our stock traded as high as $25.87 per share and as low as $5.52 per share, and from January 1, 2025 to February 14, 2025, our stock price has ranged from $11.14 per share to $7.45 per share. The market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
•the trading volume of our common stock;
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
Broad market and industry fluctuations, as well as general economic, political, social, regulatory, and market conditions, may impact the market price of our common stock. For example, in connection with the COVID-19 pandemic, we initially experienced an increase in the usage of our platform, and as a result, the trading price of our common stock significantly increased. Over the past few years, our stock price has declined significantly. There are no assurances that the trading price of our common stock will recover to prior levels. Moreover, the trading price of our common stock could experience further volatility and declines. These fluctuations could cause you to lose all or part of your investment in our common stock.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including ours. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance.
In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We are currently and may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
We may not have the ability to raise the funds necessary to repay or settle conversions of the Notes in whole or in part in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
In March 2021, we entered into a purchase agreement for the sale of an aggregate of $948.8 million principal amount of our 0% convertible senior notes due 2026 (the “2026 Notes”). During the year ended December 31, 2022, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase approximately $235.0 million aggregate outstanding principal amount of the 2026 Notes for an aggregate cash repurchase price of approximately $176.4 million. During the year ended December 31, 2024, we entered into several separate, privately negotiated transactions with certain holders of the 2026 Notes to exchange (the “Exchange”) $157.9 million of aggregate principal amount of the 2026 Notes for $150.0 million aggregate principal amount of 7.75% convertible senior unsecured notes due in 2028 (the “2028 Notes” and together with the 2026 Notes, the “Notes”). The remaining 2026 Notes with an aggregate principal amount of $188.6 million will mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The 2028 Notes incurred transaction costs of $5.8 million which were recorded as contra-liability and represents the difference between the principal and carrying amount of the 2028 Notes. The 2028 Notes will mature on June 1, 2028, unless earlier converted or repurchased. Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, as described in the indenture governing the Notes. If our stock price is lower than the conversion price of the Notes on maturity, the holders of our Notes will likely not convert and we will have to repay those Notes in cash. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted as described in the indenture governing the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to repay or make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Such acceleration could result in our bankruptcy. In a bankruptcy, the holders of the Notes would have a claim to our assets that is senior to the claims of our equity holders.
Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the Notes will dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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
We expect that many investors in, and potential purchasers of, the Notes may employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short the common stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the Notes.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital, which could impact our existing covenants and inhibit our ability to raise future debt. For additional information regarding the conditional conversion feature of the Notes, see Note 9, Debt Instruments.
Future sales and issuances of our capital stock or rights to purchase capital stock could result in dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.
Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. For example, we may issue approximately 9.4 million shares of our common stock if the Notes convert, subject to customary anti-dilution adjustments. In addition, we may need to secure additional funds for our existing debt obligations, including repayment of the Notes. We may sell common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.

Future sales of our common stock in the public market could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.
As of December 31, 2024, we have outstanding a total of 142.1 million shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the 2026 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026. The 2028 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to June 1, 2028.
Future sales also could cause the trading price of our common stock to decline and make it more difficult for investors to sell shares of our common stock.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our common stock price and trading volume could decline.
Our stock price and trading volume are heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, our common stock price and trading volume could decline.
The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.
Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own.
Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and are restricted by the terms of our Credit Agreement. The Credit Agreement permits the payment of cash dividends so long as, after giving effect to any such dividend, we maintain a consolidated adjusted quick ratio of at least 1.50 to 1.00 and are otherwise in pro forma compliance with all covenants under the Credit Agreement. In addition, the Credit Agreement permits us to pay up to $10.0 million in cash dividends per fiscal year so long as, after giving effect to any such dividend, we are in pro forma compliance with all covenants under the Credit Agreement, including a consolidated adjusted quick ratio of at least 1.25 to 1.00. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. As a result, our management and other personnel have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.
Anti-takeover provisions in our charter documents, the indenture governing the Notes, and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors or management and limit the market price of our common stock.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.
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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

Risk management and strategy

We have implemented and maintain various cybersecurity processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, trade secrets, personal information, and data of our customers (including their end-users) (“Information Systems and Data”).

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

Depending on the environment, system, and data, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan; incident detection and response; vulnerability management policy; business continuity plan; risk assessments; implementation of security standards and certifications; encryption of data; network security protocols; data segregation; access controls; physical security; asset management, tracking and disposal; systems monitoring, vendor risk management program; employee training; penetration testing; cybersecurity insurance; and a dedicated CISO and security organization.

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

We use third-party service providers to perform a variety of functions throughout our business, such as providing cloud-based infrastructure, hosting third party applications, and delivering content to customers, as well as data center hosting. We have a formal vendor management program designed to manage cybersecurity risks associated with our use of these providers. The procurement organization conducts an initial risk assessment to determine the criticality of the vendor prior to onboarding. Depending on the criticality of the vendor–which is based on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider–our security organization conducts our vendor security review process, which involves different levels of assessment designed to identify cybersecurity risks associated with a provider prior to onboarding and on a periodic basis, including, for example: (1) a vendor security questionnaire; (2) results of audit reports and certifications; and (3) policies and standards detailing the third-party’s security program. Based on the results of the vendor security review, a decision is made on whether the third-party can be engaged. We review our most critical providers' audit reports and certifications on a regular basis to reassess whether or not they have experienced any material changes or degradations to their security programs since our initial review that may warrant re-evaluation. The Company generally attempts to engage reputable third-party service providers and when appropriate, imposes contractual obligations related to cybersecurity on its providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If we or our third-party providers fail to protect our IT Systems or Confidential Information, and/or experience a data security incident our business could experience materially adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, loss of revenue or profits, loss of customers or sales, reputational harm, and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general risk oversight function. The board of directors is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

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

Item 2.         Properties
Our corporate headquarters is located in San Francisco, California and consists of approximately 71,343 square feet of space under a lease that expires on July 31, 2027. We also maintain offices in Denver, Pleasanton, New York, London and Tokyo. We lease all of our facilities and do not own any real property. We believe that our facilities are sufficient to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3.         Legal Proceedings

Please refer to Note 10—Commitments and Contingencies for discussion around our legal proceedings.

Item 4.         Mine Safety Disclosures
Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of                          Equity Securities
Market Information
Our common stock has traded on The New York Stock Exchange (“NYSE”) under the symbol “FSLY” since May 17, 2019.

Holders of Record

As of December 31, 2024, there were 41 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

We have presented below the cumulative total return to our stockholders between December 31, 2019 through December 31, 2024 in comparison to the S&P 500 Index and S&P 500 Information Technology Index. The graph assumes a $100 initial investment at the market close on December 31, 2019. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

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
For the years ended December 31, 2024 and 2023, our revenue was $543.7 million and $506.0 million, respectively, an increase of 7%. We incurred a net loss of $158.1 million and $133.1 million in the years ended December 31, 2024 and 2023, respectively.
Our 10 largest customers generated an aggregate of 33% and 37% of our revenue in the trailing 12 months ended December 31, 2024 and 2023, respectively.
No single customer accounted for more than 10% of revenue for the years ended December 31, 2024 and 2023. No affiliated customers that are business units of a single company generated more than 10% of revenue for the year ended December 31, 2024. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 12% of the Company’s revenue for the year ended December 31, 2023.
We focus our direct selling efforts on expanding our customers’ use of our platform, which includes companies that are exhibiting significant growth. We engage with and support these customers with our field sales representatives, account managers, and technical account managers who focus on customer satisfaction and drive expansion of their usage of our platform and products. These teams work with technical and business leaders to help our customers’ end users receive the best possible digital experience, while also lowering our customers’ total cost of ownership. These direct selling efforts are reflected by the revenue generated by our enterprise customers. Our Last-Twelve Months Net Retention Rate (“LTM NRR”) metric also measures the revenue growth from existing customers attributable to increased usage of our platform and features, and purchase of additional products and services. For additional details on our key metrics, refer to the “Key Business Metrics” section.
We believe that an annual cohort analysis of Fastly’s customers, as depicted in the chart below, demonstrates the continued expansion of our customers’ use of our platform. Once a customer begins to generate revenue for us, they tend to increase their usage of our platform, in particular in their second year. Customer accounts acquired in 2020, 2021, 2022, 2023 and 2024 are referred to as the 2020 Cohort, 2021 Cohort, 2022 Cohort, 2023 Cohort, and 2024 Cohort, respectively. We calculate the Compound Annual Growth Rate (“CAGR”), which represents the rate of revenue return of our revenue cohorts, over a five year history from when they were first customers.

    Summary of Revenue Generated by Customer Cohorts Over Time (in millions):

2020 Cohort
2021 Cohort
2022 Cohort
2023 Cohort
2024 Cohort
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
CY 2020
CY 2021
CY 2022
CY 2023
CY 2024

Our 2020 Cohort increased its revenue 2.4 times in fiscal 2021 and has grown at approximately a 27% CAGR over the next four years from fiscal 2021 to fiscal 2024.
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
In addition, we cannot be certain what actions the United States or another country’s government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. And any such governmental action could have a negative impact on our business. In April 2024, President Biden signed into law a bill that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. President Trump signed an executive order on January 20, 2025 instructing the Attorney General not to enforce the law or impose any penalties against any entity for noncompliance for a period of 75 days and to provide written guidance as to how the law will be implemented. TikTok was one of our largest customers for the year ended December 31, 2024 and remains a customer of ours. While the full impact of the legislation is unknown, it could eventually lead to a reduction in this customer’s United States traffic levels which could have a negative impact on our business. We do not know whether or how ByteDance might restructure its business and how that may impact our traffic levels.
International Expansion
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in the number of markets in select international locations.
Our international expansion, including our global sales efforts, continues to add increased complexity and cost to our business. This requires us to continue to expand our sales and marketing capabilities outside of the United States, increase the number of markets we have a presence in around the world to support our customers, and manage the administrative aspects of a global organization, each of which place a strain on our business and culture. In addition, our bandwidth costs are higher in markets outside of the United States and Europe, which may impact our gross margins.
We are closely monitoring the unfolding events of the Russian invasion of Ukraine, as well as the more recent hostilities in Israel, and their global impacts. While the conflicts are still evolving and the outcomes remain highly uncertain, we do not believe the Russia-Ukraine or Israel-Hamas conflicts will have a material impact on our business and results of operations. We do not have Points of Presence (“POPs”) in Russia, Ukraine, or Israel. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. If either conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers operating in Russia, Ukraine, and Israel represented an immaterial portion of our consolidated revenue as of December 31, 2024 and 2023, respectively.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the years ended December 31, 2024 and 2023, our research and development expenses as a percentage of revenue were 25% and 30%, respectively. Our research and development expenses each period is impacted by the amount of software development costs that meet the criteria for capitalization. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools to bolster our existing product offerings, by making it easier to innovate at a layer in the Fastly software stack.
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
Key Business Metrics
We use the following key metrics presented in the table below to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of these key metrics below may differ from other similarly titled metrics used by other companies, analysts, or investors. Effective as of the first quarter of 2024, we no longer consider Average Enterprise Customer Spend, Dollar-Based Net Expansion Rate, and Quarterly Net Retention Rate to be key business metrics. We believe Average Enterprise Customer Spend to be redundant in light of our disclosure of Total Customer Count and Enterprise Customer Count. Dollar-Based Net Expansion Rate and Quarterly Net Retention Rate were used infrequently by investors and are no longer used by management to manage and monitor the performance of our business. In lieu of Quarterly Net Retention Rate, a measure that is seasonal and fluctuates frequently throughout the year, management believes LTM Net Retention Rate, which measures the last twelve-month period and removes seasonality, is a more accurate performance metric to monitor the business. As such, we will no longer report those metrics because we do not believe they are material to an understanding of our business.

	As of December 31,
	2024	2023
Customer metrics:
Total Customer Count (based on current quarter revenue)	3,061	3,243
Enterprise Customer Count (based on annualized revenue)	596	578
Annual Revenue Retention Rate	99.0%	99.2%

Other key metrics:
Last-twelve Months Net Retention Rate (“LTM NRR”)	102.3%	113.4%
Total Customer Count
We believe that our total number of customers is an important indicator of the adoption of our platform. Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing and which we have recognized revenue from during the reporting period. An identifiable operating entity is defined as a company, a government entity, or a distinct business unit of a larger company that has a relationship with us through direct sales or through one of our reseller partners where charges are identified on an end-customer basis. We may treat separate subsidiaries, segments, divisions, or business units of a single organization that use our platform as unique customers where they have distinct account identifiers. In cases where charges are identified through a reseller partner rather than on an end-customer basis, we would count the reseller as a single customer in our customer count. Our customer groupings may be impacted by changes to our customers’ business, including any impact from acquisition activities, internal business reorganizations leading to operational and decision-making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. During the fourth quarter of 2024, we identified an immaterial error in the historical calculation of our total customer count related to our online self-service customers. Revenue that would have been recorded for these customers was less than $0.1 million for the quarter ended December 31, 2024. Due to the immateriality, we have not revised prior periods.

In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. We operate globally and as a result, the success of our ability to retain our customers is also affected by general economic and market conditions around the world. As of December 31, 2024 and 2023, we had 3,061 and 3,243 customers, respectively.
Enterprise Customer Count
Historically our revenue has been driven primarily by a subset of our customers, our enterprise customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success.
Historically our revenue has been driven primarily by a subset of our customers, our enterprise customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success. Our enterprise customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of December 31, 2024, we had 596 of such enterprise customers which generated 93% of the total annualized current quarter revenue for our total customers for the period ended December 31, 2024. As of December 31, 2023, we had 578 of such enterprise customers which generated 92% of the total annualized current quarter revenue for our total customers for the period ended December 31, 2023.
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
Our ARR rate is calculated by subtracting the quotient of the Annual Revenue Churn from all of our Churned Customers from which we recognized revenue during the last quarter of the prior year divided by our annual revenue of the same calendar year from 100%. For the years ended December 31, 2024 and 2023 the ARR was 99.0% and 99.2%, respectively.
Last-Twelve Months Net Retention Rate (“LTM NRR”)
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. LTM NRR allows us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended December 31, 2024 and 2023 our LTM NRR was 102.3% and 113.4%, respectively.
Remaining Performance Obligations (“RPO”)
RPO represent future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. As of December 31, 2024, the aggregate amount of the transaction price in our contracts allocated to RPO that were unsatisfied or partially unsatisfied was $244.4 million.

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
Restructuring Charges
Our restructuring charges relate to a restructuring plan to reduce expenses including a reduction of our workforce. The charges incurred consist primarily of employee-related severance and termination benefits.
Net Gain on Extinguishment of Debt
Our net gain on extinguishment of debt relates to the partial retirement of our outstanding senior convertible notes during the years ended December 31, 2024, 2023, and 2022.
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

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

	Year ended December 31,
	2024	2023
	(in thousands)
Consolidated Statement of Operations:
Revenue	$543,676	$505,988
Cost of revenue	247,738	239,660
Gross profit	295,938	266,328
Operating expenses:
Research and development	137,980	152,190
Sales and marketing	198,610	191,773
General and administrative	113,399	116,077
Impairment expense	4,144	4,316
Restructuring charges	9,720	—
Total operating expenses	463,853	464,356
Loss from operations	(167,915)	(198,028)
Net gain on extinguishment of debt	1,365	52,416
Interest income	14,871	18,186
Interest expense	(2,747)	(4,051)
Other expense, net	(1,028)	(1,832)
Loss before income tax expense (benefit)	(155,454)	(133,309)
Income tax expense (benefit)	2,604	(221)
Net loss attributable to common stockholders	$(158,058)	$(133,088)

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Year ended December 31,
	2024	2023
Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%
Cost of revenue	46	47
Gross profit	54	53
Operating expenses:
Research and development	25	30
Sales and marketing	36	38
General and administrative	21	23
Impairment expense	1	1
Restructuring charges	2	—
Total operating expenses	85	92
Loss from operations	(31)	(39)
Net gain on extinguishment of debt	—	10
Interest income	3	4
Interest expense	(1)	(1)
Other expense, net	—	—
Loss before income tax expense (benefit)	(29)	(26)
Income tax expense (benefit)	—	—
Net loss attributable to common stockholders	(29)%	(26)%
__________
*    Columns may not add up to 100% due to rounding.

Revenue

	Year ended December 31,		Change
	2024	2023	$ Change	% Change
	(in thousands)
Network Services	$427,690	$405,116	$22,574	6%
Security	103,037	92,864	10,173	11%
Other	12,949	8,008	4,941	61%
Total revenue	$543,676	$505,988	$37,688	7%
Percentage of revenue:
Network Services	79%	80%		(1)%
Security	19%	18%		1%
Other	2%	2%		—%
Revenue was $543.7 million for the year ended December 31, 2024 compared to $506.0 million for the year ended December 31, 2023, an increase of $37.7 million, or 7%. Revenue growth was driven by a $24.9 million increase in revenue related to further adoption of our modern edge platform and products.
For the years ended December 31, 2024 and 2023, approximately 95% and 95% of our revenue was driven by usage on our platform, respectively. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Network Services revenue was $427.7 million for the year ended December 31, 2024, compared to $405.1 million for the year ended December 31, 2023, an increase of $22.6 million, or 6%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $103.0 million for the year ended December 31, 2024, compared to $92.9 million for the year ended December 31, 2023, an increase of $10.2 million, or 11%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue, partially offset by a decrease in Fastly legacy WAF revenue. Other revenue was $12.9 million for the year ended December 31, 2024, compared to $8.0 million for the year ended December 31, 2023, an increase of $4.9 million, or 61%. The increase in Other revenue was primarily driven by further adoption of Compute solutions.
U.S. revenue was $407.3 million and 75% of revenue for the year ended December 31, 2024, and $370.4 million and 73% of revenue for the year ended December 31, 2023. This represents an increase of $36.9 million, or 10%. International revenue was $136.4 million and 25% of revenue for the year ended December 31, 2024, compared to $135.6 million and 27% of revenue for the year ended December 31, 2023. This represents an increase of $0.8 million, or 1%.
Cost of Revenue

	Year ended December 31,		Change
	2024	2023	$ Change	% Change
	(in thousands)
Cost of revenue	$247,738	$239,660	$8,078	3%
Cost of revenue was $247.7 million for the year ended December 31, 2024 compared to $239.7 million for the year ended December 31, 2023, an increase of $8.1 million, or 3%. The increase in cost of revenue is a result of an increase in bandwidth costs of $6.3 million, a $2.4 million increase in depreciation expense as a result of increased investments in our platform as well as an increase in repair and maintenance cost of $1.8 million. There was also a $1.2 million increase in colocation costs, and a $1.1 million increase in personnel-related costs due to an increase in headcount. This increase was partially offset by a decrease of $3.0 million in stock-based compensation expenses, a decrease of $1.3 million in software costs and a $0.6 million decrease in travel and entertainment expenses.
Gross Profit and Gross Margin

	Year ended December 31,		Change
	2024	2023	$ Change	% Change
	(in thousands)
Gross profit	$295,938	$266,328	$29,610	11%
Gross margin	54%	53%		2%
Gross profit was $295.9 million for the year ended December 31, 2024 compared to $266.3 million for the year ended December 31, 2023, an increase of $29.6 million, or 11%. Gross margin was 54% for the year ended December 31, 2024 compared to 53% for the year ended December 31, 2023, an increase of 2%. The increase in gross margin was driven by revenue growth during the year ended December 31, 2024 outpacing the increases in the costs incurred to support the growth of our network.

Operating Expenses

	Year ended December 31,		Change
	2024	2023	$ Change	% Change
	(in thousands)
Research and development	$137,980	$152,190	$(14,210)	(9)%
Sales and marketing	198,610	191,773	6,837	4%
General and administrative	113,399	116,077	(2,678)	(2)%
Impairment expense	4,144	4,316	(172)	(4)%
Restructuring charges	9,720	—	9,720	100%
Total operating expenses	$463,853	$464,356	$(503)	—%
Percentage of revenue:
Research and development	25%	30%		(5)%
Sales and marketing	36%	38%		(2)%
General and administrative	21%	23%		(2)%
Impairment expense	1%	1%		—%
Restructuring charges	2%	—%		2%
Research and development
Research and development expenses were $138.0 million for the year ended December 31, 2024 compared to $152.2 million for the year ended December 31, 2023, a decrease of $14.2 million, or 9%. This decrease was primarily due to a decrease of $12.2 million in stock-based compensation expense, a $6.0 million increase in capitalized software costs, a $2.8 million decrease in executive transition costs, as well as a $0.5 million decrease in colocation costs. This decrease was partially offset by an increase of $5.8 million of personnel-related costs, such as salaries and benefits as well as a $1.5 million increase in software costs.
Sales and marketing
Sales and marketing expenses were $198.6 million for the year ended December 31, 2024 compared to $191.8 million for the year ended December 31, 2023, an increase of $6.8 million, or 4%. This increase was primarily due to a $14.4 million increase in personnel related costs, such as salaries, sales commissions and benefits. The increase was also due to a $1.7 million increase in third party commissions as well as a $1.4 million increase in professional fees. The increase was partially offset by a $4.6 million decrease in stock-based compensation expenses, a $4.4 million decrease in marketing expenses, a $0.8 million decrease in amortization expense as well as a $0.6 million decrease in travel and entertainment expenses.
General and administrative
General and administrative costs were $113.4 million for the year ended December 31, 2024 compared to $116.1 million for the year ended December 31, 2023, a decrease of $2.7 million, or 2%. The decrease was primarily due a $6.5 million decrease in stock-based compensation expenses as well as a $1.6 million decrease in professional fees. The decrease was also due to a $0.8 million decrease in insurance expense as well as a $0.8 million increase in capitalized software costs. This decrease was partially offset by an increase of $4.0 million in uncollected sales taxes, primarily due to a sales tax refund received in the prior year, a $1.8 million increase in bad debt expense and a $0.8 million increase in personnel related costs.
Impairment expense
During the year ended December 31, 2024, we recognized an impairment charge of $4.1 million related to write-off of certain equipment, an internal-use software project as well as right-of-use assets. During the year ended December 31, 2023, we recognized an impairment charge of $4.3 million related to property and equipment.

Restructuring charges
During the year ended December 31, 2024, in an effort to streamline our organization, we initiated a restructuring plan to reduce expenses including a reduction of our workforce. In connection with this plan, we incurred charges of $9.7 million primarily consisting of employee-related severance and termination benefits. There were no restructuring activities in 2023.
Net Gain on Extinguishment of Debt

	Year ended December 31,		Change
	2024	2023	$ Change	% Change
	(in thousands)
Net gain on extinguishment of debt	$1,365	$52,416	$(51,051)	(97)%
Net gain on extinguishment of debt was $1.4 million for the year ended December 31, 2024 compared to $52.4 million for the year ended December 31, 2023, a decrease of $51.1 million, or 97%. The decrease was primarily due to less convertible notes retired in the year ended December 31, 2024.
Other Income and Expense
Interest income

	Year ended December 31,		Change
	2024	2023	$ Change	% Change
	(in thousands)
Interest income	$14,871	$18,186	$(3,315)	(18)%
Interest income was $14.9 million for the year ended December 31, 2024 compared to $18.2 million for the year ended December 31, 2023, a decrease of $3.3 million, or 18%. This decrease was due to a decrease in the investment portfolio.
Interest expense

	Year ended December 31,		Change
	2024	2023	$ Change	% Change
	(in thousands)
Interest expense	$2,747	$4,051	$(1,304)	(32)%
Interest expense was $2.7 million for the year ended December 31, 2024 compared to $4.1 million for the year ended December 31, 2023, a decrease of $1.3 million, or 32%. This decrease was primarily due to the repurchases that occurred during the years ended December 31, 2023 and December 31, 2024, which reduced the principal amount of our notes.
Other income (expense), net

	Year ended December 31,		Change
	2024	2023	$ Change	% Change
	(in thousands)
Other expense, net	$1,028	$1,832	$(804)	(44)%
Other expense, net was $1.0 million for the year ended December 31, 2024 compared to $1.8 million for the year ended December 31, 2023, a decrease of $0.8 million, or 44%. The decrease was mainly driven by our foreign currency transaction gains between the periods.

Income Taxes

	Year ended December 31,		Change
	2024	2023	$ Change	% Change
	(in thousands)
Income tax expense (benefit)	$2,604	$(221)	$2,825	1,278%
Income tax expense was $2.6 million for the year ended December 31, 2024 compared to income tax benefit of $0.2 million for the year ended December 31, 2023. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense (benefit) for the periods were primarily due to foreign tax expense.
Liquidity and Capital Resources
As of December 31, 2024, we had cash, cash equivalents, and marketable securities totaling $295.9 million. Our cash, cash equivalents, and marketable securities primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds. As of December 31, 2024, we did not have any marketable securities classified as non-current.
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
Senior Secured Credit Facilities Agreement
On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement (as amended by that certain First Amendment to Credit Agreement, the “Credit Agreement”) with the lenders from time to time party thereto (the “Lenders”) and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, issuing lender and swingline lender (“SVB First-Citizens”), which provides for a $100.0 million senior secured revolving credit facility , with a maturity date of February 16, 2024. Loans under the Credit Agreement bear interest at a rate per annum equal to at our option, the ABR (as defined in the Credit Agreement) or the Adjusted Term SOFR (as defined in the Credit Agreement), in each case, plus a margin based on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement and ranging from 0.75% to 1.00%, in the case of loans bearing interest at ABR, and 1.75% to 2.00%, in the case of loans bearing interest at Adjusted Term SOFR.. On February 16, 2024, we entered into the Second Amendment to Credit Agreement with the Lenders and SVB First-Citizens, which, among other things, extended the maturity date of the loans under the Credit Agreement to June 14, 2024. On April 30, 2024, we entered into the Third Amendment to Credit Agreement with the Lenders and SVB First-Citizens, pursuant to which, among other things, we (a) reduced the commitments under the Credit Agreement to $60.0 million, (b) set the interest rate for loans bearing interest at ABR at 1.00% and loans bearing interest at Adjusted Term SOFR at 2.00%, and (c) extended the maturity date under the Credit Agreement to the earliest of (i) April 30, 2027, (ii) so long as any permitted convertible debt is outstanding, on January 30, 2027 unless Net Liquidity as of January 30, 2027 is greater than or equal to $200.0 million (or, if the amount of outstanding permitted convertible debt is less than $35.0 million, $120.0 million), January 30, 2027 and (iii) so long as any permitted convertible debt is outstanding after January 30, 2027, if Net Liquidity is less than $200.0 million (or, if the amount of outstanding permitted convertible debt is less than $35.0 million, $120.0 million), on such date.

Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. As of December 31, 2024, we were in compliance with these covenants and we expect to continue to be in compliance for at least the next 12 months. During the year ended December 31, 2024 and 2023, no amounts were drawn down on the Credit Agreement.
Convertible Senior Notes
In March 2021, we issued approximately $948.8 million aggregate principal amount of 0% convertible senior unsecured notes due in 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act.
On May 25, 2022, we entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase (the “Repurchases”) $235.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of $176.4 million and aggregate transaction costs of $0.7 million.
During the year ended December 31, 2023, we entered into several separate privately negotiated transactions with certain holders of the 2026 Notes to repurchase $367.3 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of $309.1 million and aggregate transaction costs of $2.0 million.
During the year ended December 31, 2024, we entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to exchange $157.9 million aggregate principal amount of the 2026 Notes for $150.0 million aggregate principal amount of 7.75% convertible senior notes due 2028 (the “2028 Notes”) and aggregate transaction costs of $5.8 million.
The remaining 2026 Notes with an aggregate principal balance of $188.6 million will mature on March 15, 2026, unless earlier converted, redeemed or repurchased.
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$16,406	$362	$(69,632)
Net cash provided by investing activities	$178,900	$294,940	$235,751
Net cash used in financing activities	$(17,099)	$(331,380)	$(189,149)
Cash Flows from Operating Activities
For the year ended December 31, 2024, cash provided by operating activities consisted primarily of our net loss of $158.1 million, adjusted for non-cash items of $228.6 million, and net cash flows used in operating assets and liabilities of $54.1 million. The main drivers of the changes in operating assets and liabilities were $26.5 million of operating lease payments, an increase in other assets of $11.9 million related to deferred contract costs, an increase of $7.6 million in prepaid expenses and other current assets due to pre-payments for hosting services and software licenses, a $6.4 million decrease in other liabilities and a $2.9 million decrease in accrued expenses due to timing of payments.
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
Cash Flows from Investing Activities
For the year ended December 31, 2024, cash provided by investing activities was $178.9 million, primarily consisting of $371.2 million of maturities and sales of marketable securities. This was offset by $155.1 million in purchases of marketable securities, $26.1 million of additions to capitalized internal-use software, and $10.3 million of payments related to purchases of property and equipment to expand our network.
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
Cash Flows from Financing Activities
For the year ended December 31, 2024, cash used in financing activities was $17.1 million, primarily consisting of $15.0 million of finance lease liabilities repayments, $5.7 million payment of debt issuance costs and $3.8 million in payments for deferred consideration for business acquisitions. This was partially offset by $6.2 million in proceeds from the employee stock purchase plan (“ESPP”) and $1.1 million in proceeds from stock option exercises by our employees and directors.
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

Contractual Obligations and Other Commitments
The following table summarizes our non-cancelable contractual obligations as of December 31, 2024:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Purchase obligations – non-equipment(1)	$43,320	$14,990	$288	$—	$58,598
Purchase obligations – equipment (2)	3,951	7,538	—	—	11,489
Operating lease obligations(3)	29,120	38,465	5,620	442	73,647
Finance lease obligations(4)	2,344	—	—	—	2,344
Debt obligation(5)	—	188,594	150,000	—	338,594
Total	$78,735	$249,587	$155,908	$442	$484,672
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
(5)    Debt obligation aggregate principal amount of our 0% convertible senior notes due on March 15, 2026 as well as our 7.75% convertible senior notes due on June 1, 2028.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $295.9 million, as of December 31, 2024 which primarily consisted of bank deposits, money market funds, investment-grade commercial paper and corporate notes and bonds. The cash and cash equivalents are held for working capital purposes. Our cash equivalents and our investment portfolio are subject to market risk due to fluctuations in interest rates. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Fastly, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fastly, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

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
•We obtained an understanding of the nature of the manually processed revenue through inquiry with the Company personnel responsible for the invoice, as well as review of the contract with the customer.
•For a sample of manually processed revenue transactions, we recalculated the manually processed revenue by comparing key attributes utilized in our recalculation to source information and documents, including usage, bandwidth, and other services provided. We compared our recalculation of manually processed revenue transactions to the Company’s recorded revenue and evaluated any differences.

/s/ Deloitte & Touche LLP
San Francisco, California
February 25, 2025

We have served as the Company’s auditor since 2015.

FASTLY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$286,175	$107,921
Marketable securities, current	9,707	214,799
Accounts receivable, net of allowance for credit losses of $8,254 and $7,054 as of December 31, 2024 and December 31, 2023, respectively	115,988	120,498
Prepaid expenses and other current assets	28,325	20,455
Total current assets	440,195	463,673
Property and equipment, net	179,097	176,608
Operating lease right-of-use assets, net	50,433	55,212
Goodwill	670,356	670,356
Intangible assets, net	42,876	62,475
Marketable securities, non-current	—	6,088
Other assets	68,402	90,779
Total assets	$1,451,359	$1,525,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,044	$5,611
Accrued expenses	41,622	61,818
Finance lease liabilities, current	2,328	15,684
Operating lease liabilities, current	25,155	24,042
Other current liabilities	29,307	40,539
Total current liabilities	104,456	147,694
Long-term debt	337,614	343,507
Finance lease liabilities, non-current	—	1,602
Operating lease liabilities, non-current	39,561	48,484
Other long-term liabilities	4,478	4,416
Total liabilities	486,109	545,703
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00002 par value; 1,000,000,000 shares authorized as of both December 31, 2024 and 2023; 142,086,129 and 132,992,126 shares issued and outstanding at December 31, 2024 and 2023, respectively	3	3
Additional paid-in capital	1,958,157	1,815,245
Accumulated other comprehensive loss	(100)	(1,008)
Accumulated deficit	(992,810)	(834,752)
Total stockholders’ equity	965,250	979,488
Total liabilities and stockholders’ equity	$1,451,359	$1,525,191

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenue	$543,676	$505,988	$432,725
Cost of revenue	247,738	239,660	222,944
Gross profit	295,938	266,328	209,781
Operating expenses:
Research and development	137,980	152,190	155,308
Sales and marketing	198,610	191,773	179,869
General and administrative	113,399	116,077	120,803
Impairment expense	4,144	4,316	—
Restructuring charges	9,720	—	—
Total operating expenses	463,853	464,356	455,980
Loss from operations	(167,915)	(198,028)	(246,199)
Net gain on extinguishment of debt	1,365	52,416	54,391
Interest income	14,871	18,186	7,044
Interest expense	(2,747)	(4,051)	(5,887)
Other expense, net	(1,028)	(1,832)	(29)
Loss before income tax expense (benefit)	(155,454)	(133,309)	(190,680)
Income tax expense (benefit)	2,604	(221)	94
Net loss	$(158,058)	$(133,088)	$(190,774)
Net loss per share attributable to common stockholders, basic and diluted	$(1.14)	$(1.03)	$(1.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	138,099	128,770	121,723

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2024	2023	2022
Net loss	$(158,058)	$(133,088)	$(190,774)
Other comprehensive loss:
Foreign currency translation adjustment	—	565	(255)
Gain (loss) on investments in available-for-sale-securities	908	7,713	(6,404)
Total other comprehensive income (loss)	$908	$8,278	$(6,659)
Comprehensive loss	$(157,150)	$(124,810)	$(197,433)

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	118,811	$2	$1,527,468	$(2,627)	$(510,890)	$1,013,953
Exercise of vested stock options	1,778	—	5,688	—	—	5,688
Vesting of restricted stock units	3,119	—	—	—	—	—
Issuance of restricted stock awards	112	—	—	—	—	—
Shares issued under employee stock purchase program	516	—	4,665	—	—	4,665
Stock-based compensation	—	—	128,285	—	—	128,285
Net loss	—	—	—	—	(190,774)	(190,774)
Other comprehensive loss	—	—	—	(6,659)	—	(6,659)
Balance as of December 31, 2022	124,336	$2	$1,666,106	$(9,286)	$(701,664)	$955,158
Exercise of vested stock options	291	—	2,169	—	—	2,169
Vesting of restricted stock units	6,150	1	—	—	—	1
Shares issued under bonus program	1,193	—	16,599	—	—	16,599
Shares issued under employee stock purchase program	1,022	—	8,692	—	—	8,692
Stock-based compensation	—	—	121,679	—	—	121,679
Net loss	—	—	—	—	(133,088)	(133,088)
Other comprehensive income	—	—	—	8,278	—	8,278
Balance at December 31, 2023	132,992	$3	$1,815,245	$(1,008)	$(834,752)	$979,488
Exercise of vested stock options	292	—	1,115	—	—	1,115
Vesting of restricted stock units	5,886	—	—	—	—	—
Shares issued under bonus program	1,889	—	26,849	—	—	26,849
Shares issued under employee stock purchase program	1,027	—	6,714	—	—	6,714
Stock-based compensation	—	—	108,234	—	—	108,234
Net loss	—	—	—	—	(158,058)	(158,058)
Other comprehensive income	—	—	—	908	—	908
Balance as of December 31, 2024	142,086	$3	$1,958,157	$(100)	$(992,810)	$965,250

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(158,058)	$(133,088)	$(190,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	54,037	51,602	42,619
Amortization of intangible assets	19,599	20,424	21,696
Non-cash lease expense	22,474	22,678	25,448
Amortization of debt discount and issuance costs	1,377	2,476	3,169
Amortization of deferred contract costs	18,623	15,548	8,916
Stock-based compensation	107,930	136,303	145,796
Deferred income taxes	1,793	(900)	—
Provision for credit losses	3,834	2,025	2,406
Loss on disposals of property and equipment	540	505	854
Amortization of premiums (discounts) on investments	(3,973)	(646)	3,137
Impairment of operating lease right-of-use assets	371	744	2,083
Impairment expense	4,144	4,316	—
Net gain on extinguishment of debt	(1,365)	(52,416)	(54,391)
Other adjustments	(814)	648	3,688
Changes in operating assets and liabilities:
Accounts receivable	676	(32,945)	(27,359)
Prepaid expenses and other current assets	(7,627)	8,709	(6,758)
Other assets	(11,869)	(23,137)	(35,396)
Accounts payable	611	382	(4,724)
Accrued expenses	(2,922)	(7,856)	8,289
Operating lease liabilities	(26,541)	(22,074)	(22,778)
Other liabilities	(6,434)	7,064	4,447
Net cash (used in) provided by operating activities	16,406	362	(69,632)
Cash flows from investing activities:
Purchases of marketable securities	(155,099)	(132,233)	(355,479)
Sales of marketable securities	—	25,625	161,918
Maturities of marketable securities	371,189	433,767	535,040
Business acquisitions, net of cash acquired	—	—	(25,902)
Advance payment for purchase of property and equipment	(790)	—	(42,197)
Purchases of property and equipment	(10,330)	(10,976)	(19,975)
Proceeds from sale of property and equipment	24	49	492
Capitalized internal-use software	(26,094)	(21,292)	(18,146)
Net cash provided by investing activities	178,900	294,940	235,751
Cash flows from financing activities:
Payments of debt issuance costs	(5,729)	—	—
Cash paid for debt extinguishment	—	(310,540)	(177,082)
Repayments of finance lease liabilities	(14,958)	(27,175)	(22,532)
Cash received for restricted stock sold in advance of vesting conditions	—	—	10,655
Cash paid for early sale of restricted shares	—	—	(10,655)
Payment of deferred consideration for business acquisitions	(3,771)	(4,393)	—
Proceeds from exercise of vested stock options	1,115	2,169	5,688
Proceeds from employee stock purchase plan	6,244	8,559	4,777
Net cash used in financing activities	(17,099)	(331,380)	(189,149)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(103)	608	(390)
Net increase (decrease) in cash, cash equivalents, and restricted cash	178,104	(35,470)	(23,420)
Cash, cash equivalents, and restricted cash at beginning of period	108,071	143,541	166,961
Cash, cash equivalents, and restricted cash at end of period	$286,175	$108,071	$143,541

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)

	Year ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$527	$1,574	$2,656
Cash paid for income taxes, net of refunds received	$809	$331	$250
Noncash investing and financing activities:
Property and equipment additions not yet paid in cash or financed	$983	$640	$1,492
Capitalized stock-based compensation	$9,716	$9,975	$7,997
Assets obtained in exchange for operating lease obligations	$8,543	$5,769	$29,606
Assets obtained in exchange for finance lease obligations	$—	$—	$23,575
Net noncash change in operating lease assets and liabilities associated with modifications and terminations	$10,439	$(4,425)	$3,126
Interest paid for finance leases	$378	$1,329	$2,381
Purchase consideration associated with business combination, accrued but not paid	$—	$—	$8,000
Deployments of prepaid capital equipment	$14,598	$8,665	$5,184
Debt issued in exchange for extinguishment of existing notes	$155,730	$—	$—
Debt retired in exchange for issuance of new notes	$(157,095)	$—	$—
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$286,175	$107,921	$143,391
Restricted cash	—	150	150
Total cash, cash equivalents, and restricted cash	$286,175	$108,071	$143,541

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, internal-use software development costs, the incremental borrowing rate related to the Company’s lease liabilities, fair value of assets acquired and liabilities assumed during business combinations, useful lives of acquired intangible assets and property and equipment, fair value of the Company’s long-lived assets, reporting unit as well as financial instruments, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable.
The Company’s cash, cash equivalents, and marketable securities primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities and agency bonds. The primary focus of its investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for more than 10% of revenue for the years ended December 31, 2024, 2023 and 2022. No single customer accounted for more than 10% of the total accounts receivable balance as of December 31, 2024, and one customer accounted for more than 10% of the total accounts receivable balance as of December 31, 2023. No affiliated customers that are business units of a single company generated more than 10% of revenue for the year ended December 31, 2024. Affiliated customers that are business units of a single company generated an aggregate of 12% and 11% of the Company’s revenue for the years ended, December 31, 2023 and 2022, respectively. The same affiliated customers accounted for an aggregate of 11% and 23% of the Company’s accounts receivable balance as of December 31, 2024 and 2023, respectively.

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
Restricted Cash
As of December 31, 2024, the Company did not have any restricted cash. As of December 31, 2023, the Company had a restricted cash balance of $0.2 million, which consists of a letter of credit related to a lease arrangement that is collateralized by restricted cash. As of December 31, 2023, this amount is included in prepaid expenses and other current assets on the consolidated balance sheets.
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
Incremental Costs to Obtain a Contract with a Customer
The Company capitalizes incremental costs associated with obtaining customer contracts, specifically certain commission payments. The Company pays commissions based on contract value upon signing an arrangement with a new customer and upon upgrades of existing contracts with customers only if the upgrades result in an incremental increase in contract value. These costs are deferred on the consolidated balance sheets and amortized over the expected period of benefit on a straight-line basis. The Company also pays commissions on an ongoing basis based upon revenue recognized. In these cases, no incremental costs are deferred, as the commissions are earned and expensed in the same period for which the associated revenue is recognized. Based on the nature of the Company’s technology and services, and the duration of its relationships with its customers, the expected period of benefit is determined to be five years. Management periodically reviews the carrying amount of deferred commission costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. Amortization is primarily included in sales and marketing expense in the consolidated statements of operations. Deferred commission and incentive payments are included in other assets on the consolidated balance sheets.

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
Internal-Use Software Development Costs
Labor and related costs associated with internal-use software incurred during the application development stage are capitalized. Capitalization of costs begins when the preliminary project stage is completed, management has committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point when the project is fully tested, is substantially completed and is ready for its intended purpose. The capitalized amounts are included in property and equipment, net on the consolidated balance sheets. The Company amortizes such costs on a straight-line basis over the estimated useful life of the software, which is generally between three to five years. Completed internal-use software that is related to the Company’s network is amortized to cost of revenue over its estimated useful life. Costs incurred during the planning, training, and post-implementation stages of the software development life-cycle are expensed as incurred.
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

As part of the annual goodwill impairment test, the Company may first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit. The Company did not recognize any goodwill impairment charges for any of the periods presented.
The Company’s definite lived intangible assets are carried at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company estimates the useful life by estimating the expected period of economic benefit.
The useful lives of the intangible assets are as follows:

Customer relationships	3 to 8 years
Developed technology	4 to 5 years
Trade names	3 to 4 years
Internet protocol addresses	10 years
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
The Company leases networking equipment from a third party through equipment finance leases. These leases include a bargain purchase option, resulting in a full transfer of ownership at the completion of the lease term.
Operating leases are reflected in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non-current on the consolidated balance sheets. Finance leases are included in property and equipment, net, finance lease liabilities, and finance lease liabilities, non-current on the consolidated balance sheets.
Convertible Debt
The Company evaluated the terms of its debt in line with ASC 470-20, as amended by Accounting Standards Update (“ASU”) 2020-06, and concluded that the instrument does not require separation and that there were no other derivatives that required separation. The Company has combined these features with the host contract and accounted for the convertible debt as a single liability in long-term debt on the consolidated balance sheets. The carrying amount of the liability is either based on fair value or the gross proceeds, net of the unamortized transaction costs incurred related to the issuance of the convertible debt instrument, and any partial repurchases made. The debt discount from the net unamortized transaction cost is amortized to interest expense over the term of the convertible debt instrument using the effective interest rate method.
Revenue recognition
The Company primarily derives revenue from the sale of services to customers executing contracts in which the standard contract term is one year, although terms may vary by contract. Most of the Company’s contracts are non-cancelable over the contractual term. The majority of the Company’s usage-based contracts commit the customer to a minimum monthly level of usage and specify the rate at which the customer must pay for actual usage above the monthly minimum. The Company also offers subscriptions to access a unified security web application at a fixed rate.
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
Advertising Expense
The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of approximately $5.8 million, $4.6 million and $2.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Accounting for Stock-Based Compensation
The Company recognizes stock-based compensation expense based on the grant-date fair value of the awards. The fair values of the restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock awards (“PSUs”) are based on the fair value of the Company’s stock price on the grant date. The fair values of stock options and employee stock purchase program (“ESPP”) are based on the Black-Scholes option-pricing model. The fair value of the market-based performance stock awards (“MPSUs”) is measured using a Monte Carlo simulation valuation model.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than the U.S. dollar of the Company’s foreign subsidiaries are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while non-monetary items are remeasured at historical rates. Revenue and expenses are remeasured at average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations. The aggregate transaction gain or loss for the years ended December 31, 2024, 2023 and 2022 is included in the determination of net income for the period and was not material to the respective periods.
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
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock units, restricted stock awards, shares issuable under its employee stock purchase place and performance stock awards. The Company also applies the if-converted method for calculation of diluted earnings per share for its convertible debt instruments. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Recently Issued and Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting - Improvements to Reportable Segment Disclosures”, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for the Company's annual periods beginning in 2024 and interim periods beginning in the first quarter of fiscal year 2025. The Company adopted the standard on December 31, 2024. For further information, refer to Note 14 Segment and Geographic Information in the accompanying notes to the consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-04 “Induced Conversions of Convertible Debt Instruments,” which amends ASC 470-202 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The guidance is effective for the Company's annual periods beginning in 2026 and interim periods within those annual reporting periods. The Company did not early adopt and is currently evaluating the impact of the new guidance.

3.     Revenue
Disaggregation of revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for the years ended December 31, 2024, 2023 and 2022. The following table presents the Company’s net revenue by geographic region:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
United States	$407,324	$370,424	$316,149
Asia Pacific	65,907	72,873	58,073
Europe	49,961	42,770	38,469
All other	20,484	19,921	20,034
Total revenue	$543,676	$505,988	$432,725
The majority of the Company’s revenue is derived from enterprise customers, which are defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the sum of revenue for each customer within the quarter and multiplying it by four. The following table presents the Company’s net revenue for enterprise and non-enterprise customers:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Enterprise customers	$499,576	$464,452	$393,152
Non-enterprise customers	44,100	41,536	39,573
Total revenue	$543,676	$505,988	$432,725
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

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Network Services	$427,690	$405,116	$349,660
Security	103,037	92,864	77,841
Other	12,949	8,008	5,224
Total revenue	$543,676	$505,988	$432,725

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
The following table presents the Company’s contract assets and contract liabilities as of December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
	(in thousands)
Contract assets	$1,072	$621
Contract liabilities	$29,585	$38,150
The following table presents revenue recognized during the years ended December 31, 2024 and 2023 from amounts included in the contract liability at the beginning of the period:

	Year ended December 31,
	2024	2023
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$33,719	$28,616
Remaining performance obligations
As of December 31, 2024, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $244.4 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. The Company has elected to not provide certain information about its remaining performance obligations for service contracts with an original contract duration of one year or less. As of December 31, 2024, the Company expects to recognize approximately 80% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.
Costs to obtain a contract
As of December 31, 2024 and December 31, 2023, the Company’s costs to obtain contracts were as follows:

	As of December 31, 2024	As of December 31, 2023
	(in thousands)
Deferred contract costs, net	$52,583	$61,981

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $18.6 million, $15.5 million and $8.9 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying consolidated statements of operations.

4.     Investments and Fair Value Measurements
The Company’s total cash, cash equivalents and marketable securities consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents:
Cash	$52,951	$21,269
U.S. Treasury securities	—	52,830
Money market funds	233,224	21,166
Commercial paper	—	12,656
Total cash and cash equivalents	$286,175	$107,921
Marketable securities:
U.S. Treasury securities	$—	$73,448
Corporate notes and bonds	6,008	105,566
Commercial paper	3,699	25,934
Agency bonds	—	9,851
Total marketable securities, current	$9,707	$214,799
Corporate notes and bonds	—	5,999
Asset-backed securities	—	89
Total marketable securities, non-current	$—	$6,088
Total marketable securities	$9,707	$220,887
Total cash, cash equivalents and marketable securities	$295,882	$328,808

The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to cash and cash equivalents and available-for-sale securities on the accompanying consolidated balance sheets as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash and cash equivalents:
Money market funds	$233,224	$—	$—	$233,224
Marketable securities:
Corporate notes and bonds	6,005	3	—	6,008
Commercial paper	3,699	—	—	3,699
Total available-for-sale investments	$242,928	$3	$—	$242,931

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash and cash equivalents:
U.S. Treasury securities	$52,824	$6	$—	$52,830
Commercial paper	12,663	—	(7)	12,656
Marketable securities:
U.S. Treasury securities	73,444	8	(4)	73,448
Corporate notes and bonds	112,487	9	(931)	111,565
Commercial paper	25,946	—	(12)	25,934
Asset-backed securities	89	—	—	89
Agency bonds	9,854	—	(3)	9,851
Total available-for-sale investments	$287,307	$23	$(957)	$286,373
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income (loss) into other income (expense), net as of December 31, 2024 and December 31, 2023. For the years ended December 31, 2024, 2023 and 2022, the Company did not record any impairment charges for its marketable debt securities in its consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$233,224	$—	$—	$233,224
Total cash equivalents	233,224	—	—	233,224
Marketable securities:
Corporate notes and bonds	—	6,008	—	6,008
Commercial paper	—	3,699	—	3,699
Total marketable securities	—	9,707	—	9,707
Total financial assets	$233,224	$9,707	$—	$242,931

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$21,166	$—	$—	$21,166
U.S. Treasury securities	—	52,830	—	52,830
Commercial paper	—	12,656	—	12,656
Total cash equivalents	21,166	65,486	—	86,652
Marketable securities:
U.S. Treasury securities	—	73,448	—	73,448
Corporate notes and bonds	—	111,565	—	111,565
Commercial paper	—	25,934	—	25,934
Asset-backed securities	—	89	—	89
Agency bonds	—	9,851	—	9,851
Total marketable securities	—	220,887	—	220,887
Restricted cash:
Restricted cash, current	150	—	—	150
Total restricted cash	150	—	—	150
Total financial assets	$21,316	$286,373	$—	$307,689

The Company did not have a restricted cash balance as of December 31, 2024. Restricted cash was $0.2 million as of December 31, 2023. The restricted cash balance consisted of letters of credit related to lease arrangements that were collateralized by the Company’s cash. The amount as of December 31, 2023 was classified as current on the Company’s consolidated balance sheets.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the years ended December 31, 2024 and 2023.
5.     Business Combinations
Glitch, Inc.
On May 18, 2022, the Company acquired 100% of the voting equity interest of Glitch, Inc. (“Glitch”), a software company specializing in developer project management tools, for $34.9 million in cash, of which $8.0 million was held back as security for indemnification claims under the terms of the merger agreement (“Holdback”). During the year ended December 31, 2023, $4.1 million of the Holdback was distributed to certain shareholders of Glitch, and during the year ended December 31, 2024, the remaining $3.8 million of the Holdback, net of indemnification claims, was distributed. The acquisition expands the Company’s brand awareness within the developer community and bolsters the Company’s existing product offerings by making it easier to innovate at a layer in the Company’s software stack.
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

6.     Balance Sheet Information
Allowance for Credit Losses
The activity in the accounts receivable reserves is as follows:

	As of December 31,
	2024	2023	2022
	(in thousands)
Beginning balance	$7,054	$5,029	$3,311
Additions to the reserves	3,834	2,025	2,406
Write-offs and adjustments	(2,634)	—	(688)
Ending balance	$8,254	$7,054	$5,029
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Computer and networking equipment	$237,148	$224,313
Leasehold improvements	8,139	8,605
Furniture and fixtures	2,153	2,142
Office equipment	1,218	1,228
Internal-use software	123,849	97,623
Property and equipment, gross	372,507	333,911
Accumulated depreciation and amortization	(193,410)	(157,303)
Property and equipment, net	$179,097	$176,608
During the year ended December 31, 2024, the Company recognized an impairment charge of $2.8 million related to equipment and an internal-use software project that the Company does not plan to continue with and therefore abandoned.
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
Depreciation on property and equipment for the years ended December 31, 2024, 2023 and 2022 was $54.0 million, $51.6 million, and $42.6 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of $17.0 million, $14.0 million and $8.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the unamortized balance of capitalized internal-use software costs on the Company’s consolidated balance sheets was approximately $79.5 million and $62.6 million, respectively.
The Company leases certain networking equipment from various third parties through equipment finance leases. The Company’s networking equipment assets as of December 31, 2024 and 2023, included a total of $73.2 million and $74.7 million acquired under finance lease agreements, respectively. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $52.2 million and $40.1 million as of December 31, 2024 and 2023, respectively.

Other Assets
Other assets consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Deferred contract costs, net	$52,583	$61,981
Advance payment for purchase of property and equipment	9,837	24,509
Other assets	5,982	4,289
Total other assets	$68,402	$90,779
Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Accrued compensation and related benefits	$12,700	$14,918
Accrued bonus	6,566	24,614
Accrued colocation and bandwidth costs	15,317	14,362
Other tax liabilities	4,266	4,344
Other accrued expenses	2,773	3,580
Total accrued expenses	$41,622	$61,818
Other Current Liabilities
Other current liabilities consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Deferred revenue	$26,511	$33,824
Accrued computer and networking equipment	743	1,673
Holdback payable	—	3,771
Other current liabilities	2,053	1,271
Total other current liabilities	$29,307	$40,539

Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity:

	Foreign Currency Translation	Unrealized gain/(loss) for available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2021	$(322)	$(2,305)	$(2,627)
Other comprehensive loss	(255)	(6,404)	(6,659)
Balance at December 31, 2022	$(577)	$(8,709)	$(9,286)
Other comprehensive loss	565	7,713	8,278
Balance at December 31, 2023	$(12)	$(996)	$(1,008)
Other comprehensive income	—	908	908
Balance at December 31, 2024	$(12)	$(88)	$(100)
There were no material reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2024, 2023, and 2022. Additionally, there was no material tax impact on the amounts presented.
7.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases), and finance leases for networking equipment. The Company’s operating leases have remaining lease terms ranging from less than 1 year to 5 years, some of which include options to extend the leases. The Company’s finance leases have remaining lease terms less than 1 year. The Company also subleases a portion of its corporate office spaces. The Company’s subleases have remaining lease terms ranging from 1 year to 5 years. Sublease income was $1.4 million, $1.2 million, and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The components of lease cost were as follows:

	As of December 31,
	2024	2023	2022
	(in thousands)
Operating lease cost:
Operating lease cost	$26,581	$26,996	$30,976
Variable lease cost	17,003	15,112	11,736
Total operating lease cost	$43,584	$42,108	$42,712
Finance lease cost:
Amortization of assets under finance lease	$13,521	$14,391	$14,539
Interest	378	1,328	2,381
Total finance lease cost	$13,899	$15,719	$16,920
The short-term lease costs were not material for the years ended December 31, 2024, 2023 and 2022.
During the year ended December 31, 2024, the Company recognized an impairment charge of $1.7 million related to right-of-use assets, of which $1.3 million was related to the Company exiting a certain office facility and is included within the impairment expense line in the Company's consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company recognized impairment on its operating lease right-of-use assets of $0.7 million and $2.1 million, respectively.

	As of December 31,
	2024	2023	2022
	(in thousands)
Weighted Average Remaining Lease term (in years):
Operating leases	2.84	3.48	4.09
Finance leases	0.32	1.00	1.74

Weighted Average Discount Rate:
Operating leases	6.36%	6.03%	5.36%
Finance leases	4.67%	4.67%	4.73%
Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Year ending December 31,
2025	$29,120	$2,344
2026	23,796	—
2027	14,669	—
2028	3,778	—
2029	1,842	—
Thereafter	442	—
Total future minimum lease payments	$73,647	$2,344
Less: imputed interest	(6,127)	(16)
Total liability	$67,520	$2,328
As of December 31, 2024, the Company has undiscounted commitments of $2.8 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in the first quarter of 2025 with lease terms of 3 years.
8.     Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows:

	Year ended December 31,
	2024	2023
	(in thousands)
Beginning balance	$670,356	$670,185
Foreign currency translation and other adjustments	—	171
Ending balance	$670,356	$670,356
The goodwill acquired from business combinations are from the Company’s acquisition described in Note 5 — Business Combinations.
During the year ended December 31, 2024, the Company identified certain triggering events, including a sustained decrease in our stock price and market capitalization and performed an interim and an annual fair value assessment, as of June 30, 2024 and October 31, 2024, respectively, of its one single reporting unit by using a combination of income and market approaches and concluded that the estimated fair value of our single reporting unit substantially exceeded its carrying value.

During the year ended December 31, 2022, the Company identified certain triggering events, including a sustained decrease in our stock price and market capitalization and performed an annual fair value assessment, as of October 31, 2023, of its one single reporting unit by using a combination of income and market approaches and concluded that the estimated fair value of our single reporting unit substantially exceeded its carrying value.
The Company did not record an impairment charge on goodwill for the fiscal years ended December 31, 2024, 2023 and 2022.
Intangible Assets, net
As of December 31, 2024 and December 31, 2023, the Company’s intangible assets consisted of the following:

	As of December 31, 2024			As of December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,860	$(37,364)	$32,496	$69,860	$(28,473)	$41,387
Developed technology	50,130	(42,482)	7,648	50,130	(32,424)	17,706
Trade names	3,910	(3,694)	216	3,910	(3,542)	368
Internet protocol addresses	4,984	(2,468)	2,516	4,984	(1,970)	3,014
Total intangible assets	$128,884	$(86,008)	$42,876	$128,884	$(66,409)	$62,475
The Company’s customer relationships, developed technology, trade names and Internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $19.6 million, $20.4 million and $21.7 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company did not purchase any intangible assets during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company added $2.0 million of intangible assets from the acquisition of Glitch, which are subject to amortization. The Company did not record any impairments during the years ended December 31, 2024, 2023 and 2022.
The expected amortization expense of intangible assets subject to amortization as of December 31, 2024 is as follows:

As of December 31, 2024
(in thousands)
2025	$16,976
2026	9,193
2027	9,051
2028	6,891
2029	378
Thereafter	387
Total	$42,876

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

As of December 31, 2024 and 2023, the Company was in compliance with all of the Credit Agreement’s covenants. During the years ended December 31, 2024 and 2023, no amounts were drawn down on the Company’s Credit Agreement. As of the years ended December 31, 2024 and 2023, no amounts were outstanding under the Credit Agreement.
Convertible Senior Notes due 2026
On March 5, 2021, the Company issued approximately $948.8 million aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”), including the exercise in full by the initial purchasers of their option to purchase up to an additional approximately $123.8 million principal amount of the 2026 Notes. The 2026 Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The net proceeds from the issuance of the 2026 Notes were approximately $930.0 million after deducting the initial purchasers’ discounts and transaction costs.
The Company may not redeem the 2026 Notes prior to March 20, 2024. On or after March 20, 2024, the Company may redeem for cash, all or any portion of the 2026 Notes, at the Company’s option, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the 2026 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is provided for the 2026 Notes.
Holders of the 2026 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price, as defined in the indenture agreement governing the Note filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2021, per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls such 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 9.7272 shares of common stock per $1,000 principal amount of 2026 Notes, equivalent to an initial conversion price of approximately $102.80 per share of common stock. The conversion rate is subject to adjustment as described in the indenture governing the 2026 Notes but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date of the 2026 Notes or if the Company delivers a notice of redemption in respect of the 2026 Notes, the Company will, in certain circumstances, increase the conversion rate of the 2026 Notes for a holder who elects to convert its 2026 Notes, in connection with such a corporate event or convert its 2026 Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
The indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. If the Company undergoes a fundamental change, as defined in the indenture agreement governing the 2026 Notes, then subject to certain conditions and except as described in the indenture governing the 2026 Notes, holders may require the Company to repurchase for cash all or any portion of their 2026 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
The Company evaluated the terms of the 2026 Notes and concluded that the conversion feature does not require separation and that there were no other derivatives that required separation. As such, the Company has combined these features with the host contract and the Company accounts for the 2026 Notes as a single liability in long-term debt on its consolidated balance sheet. The initial purchasers’ discounts and transaction costs of $18.6 million incurred related to the issuance of the 2026 Notes were classified as a contra-liability and represents the difference between the principal and carrying amount of the 2026 Notes, which is amortized to interest expense using the effective interest method over the term of the 2026 Notes.
As of December 31, 2024, the conversion conditions had not been met and therefore the 2026 Notes were not yet convertible.
On May 25, 2022, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase (the “Repurchases”) $235.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of $176.4 million and aggregate transaction costs of $0.7 million. The Repurchases were accounted for as a debt extinguishment that resulted in a net gain of $54.4 million, which was recorded as non-operating income on the Company's consolidated statement of operations for the year ended December 31, 2022.

During the year ended December 31, 2023, the Company entered into several separate privately negotiated transactions with certain holders of the 2026 Notes to repurchase $367.3 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of $309.1 million and aggregate transaction costs of $2.0 million.
During the year ended December 31, 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to exchange $157.9 million aggregate principal amount of the 2026 Notes for $150.0 million aggregate principal amount of 7.75% convertible senior notes due 2028 (the “2028 Notes”), which were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The exchange was accounted for as a debt extinguishment and an issuance of new debt that resulted in a net gain of $1.4 million, which was recorded as non-operating income on the Company’s consolidated statement of operations for the year ended December 31, 2024.
Convertible Senior Notes due 2028
The 2028 Notes will accrue interest at a rate of 7.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025. The 2028 Notes will mature on June 1, 2028, unless earlier converted or repurchased. The principal amount of the 2028 Notes was $150.0 million. The Company may not redeem the 2028 Notes prior to the maturity date.

Holders of the 2028 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2028, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2025 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2028 Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price, as defined in the indenture agreement governing the note filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2024, per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 1, 2028 and prior to the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.

Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 50.6568 shares of common stock per $1,000 principal amount of 2028 Notes, equivalent to an initial conversion price of approximately $19.74 per share of common stock. The conversion rate is subject to adjustment as described in the indenture governing the 2028 Notes but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the 2028 Notes, the Company will, in certain circumstances, increase the conversion rate of the 2028 Notes for a holder who elects to convert its 2028 Notes, in connection with such a corporate event.

The indenture includes customary covenants and sets forth certain events of default after which the 2028 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2028 Notes become automatically due and payable. If the Company undergoes a fundamental change, as defined in the indenture agreement governing the 2028 Notes, then subject to certain conditions and except as described in the indenture governing the 2028 Notes, holders may require the Company to repurchase for cash all or any portion of their 2028 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

The Company evaluated the terms of the 2028 Notes and concluded that the conversion feature does not require separation and that there were no other derivatives that required separation. As such, the Company has combined these features with the host contract and the Company accounts for the 2028 Notes as a single liability in long-term debt on its consolidated balance sheet. The Company determined the fair value of the 2028 Notes on December 5, 2024 to be $155.7 million using valuation technique of quoted prices in dealer markets under market approach that resulted in a debt premium of $5.7 million. Transaction costs of $5.8 million incurred related to the issuance of the 2028 Notes, partially offset by the aforementioned premium, were recorded as contra-liability and represents the difference between the principal and the carrying amount of the 2028 Notes, which is amortized to interest expense using the effective interest method over the term of the 2028 Notes.

As of December 31, 2024, the conversion conditions had not been met and therefore the 2028 Notes were not yet convertible.

The following table reflects the carrying values of the debt agreements as of December 31, 2024 and 2023 as follows:

	Year ended December 31,
	2024	2023
	(in thousands)
Convertible Senior notes (effective interest rate of 0.38% for both the years ended December 31, 2024 and 2023 for the 2026 Notes and an effective interest rate of 7.77% for the year ended December 31, 2024 for the 2028 Notes)

Principal amount	$338,594	$346,489
Less: unamortized debt issuance costs	(980)	(2,982)
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$337,614	$343,507
For the years ended December 31, 2024, 2023 and 2022, interest expense related to the Company’s debt obligations was $2.3 million, $2.7 million, and $3.4 million respectively. As of December 31, 2024 and 2023, the total estimated fair value of the Company's convertible senior notes were $327.7 million and $301.4 million, respectively.
10.     Commitments and Contingencies
Purchase Commitments
As of December 31, 2024, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, fixed asset vendors, Internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.
Aside from the Company’s finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 7—Leases, the minimum future commitments related to the Company’s purchase commitments as of December 31, 2024 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
2025	$39,905	$7,366	$47,271
2026	13,535	6,870	20,405
2027	1,058	1,065	2,123
2028	70	200	270
2029	18	—	18
Total	$54,586	$15,501	$70,087
Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In some of these jurisdictions the Company is subject to indirect taxes, such as sales and use taxes, and may be subject to certain other taxes. In accordance with GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The Company has accrued $4.3 million as of both December 31, 2024 and 2023, for sales and use tax. These estimates are based on several key assumptions, including the taxability of the Company’s operations and the jurisdictions in which the Company believes it has nexus. In the event these jurisdictions challenge the Company’s assumptions and analysis, its actual exposure could differ materially from its current estimates.

Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
On May 24, 2024, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Ken Kula v. Fastly, Inc., et al. (Case No. 4:24-cv-03170), naming the Company and certain of its officers as defendants. Motions for lead plaintiff were filed on July 23, 2024. On August 22, 2024, the court appointed lead plaintiff ("Lead Plaintiff") and lead counsel. On November 1, 2024, Lead Plaintiff filed an amended complaint. The amended complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act purportedly on behalf of all those who purchased or acquired Fastly securities between November 15, 2023 and August 7, 2024. The complaint seeks unspecified compensatory damages, and other relief. Defendants filed a motion to dismiss on January 15, 2025. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.
On June 12, 2024, certain of the Company’s officers and directors were named as defendants in a stockholder derivative action filed in the United States District Court for the Northern District of California, captioned Roy v. Nightingale, et al. (Case No. 3:24-cv-03549-JCS). On July 1, 2024, a stockholder derivative complaint was also filed against certain of the Company's officers and directors in the same court, captioned Steffens v. Nightingale et al. (Case No. 4:24-cv-03984-DMR). The derivative complaints are based on substantially similar allegations as those in the securities class action. The derivative complaints assert that defendants breached their fiduciary duties as directors and/or officers of the Company, as well as claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act. On September 17, 2024, the court consolidated and stayed the derivative actions until after resolution of the Company’s motion to dismiss in the above-referenced securities class action. On August 23, 2024, a substantially similar stockholder derivative complaint was filed against certain of the Company’s officers and directors in the United States District Court for the District of Delaware, captioned Mark Sweitzer v. Nightingale, et al. (Case No. 1:24-cv-00969-GBW) (the “Sweitzer Action”). On September 26, 2024, the court stayed the Sweitzer Action until after resolution of the Company's motion to dismiss in the above-referenced securities class action. On December 20, 2024, a substantially similar stockholder derivative complaint was filed against certain of the Company’s officers and directors in the United States District Court for the District of Delaware, captioned Bushansky v. Nightingale, et al. (Case No. 2024-1322) (the “Bushansky Action”). On January 8, 2024, the court stayed the Bushansky Action until after resolution of the Company's motion to dismiss in the above-referenced securities class action. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.

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
As of December 31, 2024, the Company has not recorded any significant accruals for loss contingencies associated with the above mentioned lawsuits as it does not believe an outcome resulting in a loss is probable. It will accrue for loss contingencies if it becomes both probable that it will incur a loss and if the Company can reasonably estimate the amount or range of the loss.

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
11.     Stockholders’ Equity
Common Stock
The Company’s Amended and Restated Certificate of Incorporation, as amended and restated in May 2019, authorizes the issuance of 1.0 billion shares of common stock, each at a par value per share of $0.00002. Holders of common stock are entitled to one vote per share.
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
As of December 31, 2024 and 2023, there were 6.9 million and 8.9 million common stock available for issuance under the 2019 Plan, respectively. As of December 31, 2024 and 2023, 142.1 million and 133.0 million shares of common stock were issued and outstanding, respectively.
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

The following table summarizes stock option activity during the year ended December 31, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2023	2,710	$8.14	5.1	$26,383
Granted	—	—
Exercised	(293)	3.80
Forfeited	(53)	11.93
Outstanding at December 31, 2024	2,364	$8.60	4.3	$7,592
Vested and exercisable at December 31, 2024	1,950	$6.93	3.3	$7,592
The total pre-tax intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $1.9 million, $3.1 million, and $8.9 million, respectively.
The total grant date fair value of employee options vested for the years ended December 31, 2024, 2023, 2022 was $1.9 million, $2.1 million, and $5.6 million, respectively.
The weighted-average grant date fair value for options granted to employees during the years ended December 31, 2023 was $10.97. The Company did not grant any options for the years ended December 31, 2024.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any options for the years ended December 31, 2024. The Company estimated the fair value of stock option awards during the year ended December 31, 2023 on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,
2023
Fair value of common stock	$16.47
Expected term (in years)	5.96
Risk-free interest rate	4.67%
Expected volatility	71.2%
Dividend yield	—%
During the years ended December 31, 2024 and 2023, and 2022, the Company recognized stock-based compensation expense from stock options of approximately $1.9 million, $2.1 million, and $6.1 million, respectively.
As of December 31, 2024, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $4.3 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.6 years.
Restricted Stock Units (“RSUs”)
The Company began granting RSUs under the 2019 Plan during the fiscal year ended December 31, 2019. The fair value of RSUs is based on the grant date fair value and is expensed on a straight-line basis over the applicable vesting period. RSUs granted to new hires typically vest over three or four years, at the annual rate of 33% or 25%, respectively, on the first anniversary of the vesting start date and ratably on a quarterly basis over the remaining 24-month or 36-month period thereafter, respectively. RSUs granted to existing employees typically vest in equal quarterly installments over a three or four-year service period. All vesting is contingent on continued service. Forfeitures are recognized as they occur.

The following table summarizes RSU activity during the years ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested RSUs as of December 31, 2023	11,244	$17.46
Granted	10,434	11.62
Vested	(7,497)	16.87
Cancelled/forfeited	(2,199)	16.27
Nonvested RSUs as of December 31, 2024	11,982	$13.06
During the years ended December 31, 2024, 2023 and 2022, the weighted-average grant date fair value for RSUs granted was $11.62, $15.80 and $14.63 per share, respectively. During the years ended December 31, 2024, 2023 and 2022, the total weighted-average grant date fair value of RSUs vested was $126.5 million, $127.3 million and $97.9 million, respectively.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized stock-based compensation expense related to RSUs of $96.7 million, $105.2 million and $98.5 million, respectively.
As of December 31, 2024, total unrecognized stock-based compensation cost related to non-vested RSUs was $141.6 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years.
Stock Subject to Revest (“Revest Shares”)
In conjunction with a prior acquisition in fiscal 2020, a restriction was placed on 896,499 shares belonging to the three co-founders of the target which are subject to revesting on a quarterly basis over a 2-year period.
The Company did not recognize any stock-based compensation expense related to revest shares for the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, the Company recognized stock-based compensation expense related to revest shares of $27.6 million. As of December 31, 2024, there is no unrecognized stock-based compensation cost related to revest shares.
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
In February 2022, one of the stockholders had a change in employment status and the Company accelerated the remaining stock-based compensation associated with his awards on his last day of service as an employee as his services under the modified arrangement were not substantive. For the year ended December 31, 2022, the Company recognized stock-based compensation expense of $5.6 million associated with the modification of these awards, which is included in the total stock-based compensation expense. For the years ended December 31, 2024 and 2023, the Company did not recognize any stock-based compensation expense associated with the modification of these awards.

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
In March and May, 2023, pursuant to the Company’s 2019 Equity Incentive Plan, the Company granted certain employees shares of executive PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2023. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees’ requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested executive PSUs as of December 31, 2023	732	$16.49
Granted	909	12.60
Vested	(277)	16.48
Cancelled/forfeited	(275)	16.62
Nonvested executive PSUs as of December 31, 2024	1,089	$13.21
For the years ended December 31, 2024, 2023 and 2022, the Company recognized $3.5 million, $4.3 million, and $1.4 million of stock-based compensation expense associated with these awards, respectively.
Company-wide Bonus Program (“Bonus Program”)
In February 2022, the Compensation Committee approved a company-wide bonus program, including performance targets, to most of the Company’s employees on active payroll in fiscal year 2022. Shares awarded under the program were paid out in February 2023 in fully vested RSUs and based on the final attainment of Company-wide performance targets which were tied to its operating plan for fiscal year 2022. The Company recognized stock-based compensation expense over the employees requisite service period, based on the final attainment of the Company-wide targets. In February 2023, the Company paid out the bonus liability associated with the 2022 Bonus Program in 1.2 million of restricted stock units, and correspondingly recorded a charge to additional paid-in-capital of $16.6 million.
In March 2023, the Compensation Committee approved a company-wide bonus program, including performance targets, to most of the Company’s employees on active payroll in fiscal year 2023. Shares awarded under the program were paid out in February 2024 in fully vested RSUs and based on the final attainment of Company-wide performance targets which were tied to its operating plan for fiscal year 2023. The Company recognized stock-based compensation expense over the employees requisite service period, based on the final attainment of the Company-wide targets. In February 2024, the Company paid out the bonus liability associated with the 2023 Bonus Program in 1.9 million of restricted stock units, and correspondingly recorded a charge to additional paid-in-capital of $26.8 million.
In February 2024, the Compensation Committee approved a company-wide bonus program, including performance targets, to most of the Company’s employees on active payroll in fiscal year 2024. Shares awarded under the program will be in fully vested RSUs and will be based on the final attainment of Company-wide performance targets which are tied to its operating plan for fiscal year 2024. The payout of the 2024 Company-wide bonus program will vary linearly between 50%, 100% and 150% based on the achievement of these targets. Employees are required to be employed through the payout date to earn the awards. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company is recognizing the stock-based compensation expense over the employees requisite service period, based on the expected attainment of the Company-wide targets as of the end of each reporting period.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized $10.0 million, $24.7 million and $14.9 million of stock-based compensation expense associated with the Bonus Programs, respectively.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested MPSUs as of December 31, 2023	1,471	$6.46
Granted	—	—
Vested	—	—
Cancelled/forfeited	(158)	6.56
Nonvested MPSUs as of December 31, 2024	1,313	$6.45
Stock-based compensation expense relating to the MPSUs are recognized using the accelerated attribution method over the derived service period. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $2.8 million, $5.9 million and $2.1 million of stock-based compensation expense associated with these awards, respectively.
Total unrecognized stock-based compensation expense related to the unvested portion of the MPSUs was $1.9 million as of December 31, 2024. This expense is expected to be amortized over a weighted-average vesting period of 2.9 years.
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
The Company estimated the fair value of shares granted under the ESPP on the first date of the offering period using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2024	2023	2022
Fair value of common stock	$2.33 – $3.56	$3.33 – $6.09	$8.40 – $11.85
Expected term (in years)	0.49 – 0.50	0.49 – 0.50	0.49
Risk-free interest rate	4.45% – 5.40%	4.65% – 5.43%	1.57% – 4.65%
Expected volatility	54% – 93%	70% – 88%	88% – 101%
Dividend yield	—%	—%	—%
During the years ended December 31, 2024, 2023 and 2022, the Company recognized $3.4 million, $4.1 million, and $3.2 million in stock-based compensation expense related to the ESPP, respectively. As of December 31, 2024, total unrecognized stock-based compensation cost related to ESPP was $0.1 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 0.4 years.
During the years ended December 31, 2024, 2023 and 2022, an aggregate of 1.0 million, 1.0 million and 0.5 million shares of the Company’s common stock was purchased under the ESPP, respectively.
Equity Awards Modification
There were no material equity modifications in the year ended December 31, 2024.
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
Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying consolidated statements of operations:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$8,644	$11,656	$12,050
Research and development	33,606	47,827	58,435
Sales and marketing	29,061	33,703	39,083
General and administrative	36,619	43,117	36,228
Total	$107,930	$136,303	$145,796

For the years ended December 31, 2024, 2023 and 2022, the Company capitalized $10.3 million, $10.1 million, and $8.0 million of stock-based compensation expense, respectively.
For the years ended December 31, 2024 and 2023, the Company recognized $10.0 million and $24.7 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program, respectively. For the year ended December 31, 2022, the Company recognized $25.5 million of stock-based compensation expense associated with liability classified awards related to the company-wide Bonus Program and certain of the Company’s Revest Shares that were modified.
12.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Year ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(158,058)	$(133,088)	$(190,774)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	138,099	128,770	121,723
Net loss per share attributable to common stockholders, basic and diluted	$(1.14)	$(1.03)	(1.57)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	Year ended December 31,
	2024	2023	2022
	(in thousands)
Stock options	2,364	2,710	2,443
RSUs	11,982	11,244	11,990
PSUs	1,089	732	267
MPSUs	1,313	1,471	2,174
Bonus PSUs	767	1,572	1,777
Shares issuable pursuant to the ESPP	70	410	186
Convertible senior notes (if-converted)	9,433	3,370	7,338
Total	27,018	21,509	26,175

13.     Income Taxes
Loss before income taxes includes the following components:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
United States	$(161,398)	$(137,240)	$(196,469)
Foreign	5,944	3,931	5,789
Loss before income taxes	$(155,454)	$(133,309)	$(190,680)
The income tax expense (benefit) consists of the following:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Current tax provision (benefit):
Federal	$—	$—	$—
State	200	57	(79)
Foreign	611	622	173
Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	1,793	(900)	—
Total tax expense (benefit)	$2,604	$(221)	$94
Reconciliation between the Company’s effective tax rate on income from continuing operations and the U.S. federal statutory rate is as follows:

	Year ended December 31,
	2024	2023	2022
Provision at federal statutory tax rate	21%	21%	21%
Change in valuation allowance	(17)	(25)	(14)
Foreign tax rate differential	(1)	1	—
Stock-based compensation	(7)	(4)	(9)
Research and development credits	4	10	2
Disallowed executive compensation	(2)	(3)	—
Restructuring	—	—	—
Effective tax rate	(2)%	—%	—%

The Company recorded tax expense of $2.6 million and a tax benefit of $0.2 million for the years ended December 31, 2024 and 2023, respectively, and recorded tax expense of $0.1 million for the year ended December 31, 2022. The Company’s income tax expense (benefit) is primarily due to income taxes from certain foreign jurisdictions where the Company conducts business and state minimum income taxes in the United States.
The Company’s deferred tax assets and liabilities were as follows:

	Year ended December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating losses	$183,824	$178,149
Lease liability	17,329	20,137
Research and development credits	46,759	38,280
Capitalized research and development	62,615	45,418
Stock-based compensation	6,924	11,765
Deferred revenue	5,158	4,934
Reserves and accruals	4,885	4,336
Other	4,582	1,889
Deferred tax assets	332,076	304,908
Intangible asset amortization	(10,995)	(16,310)
Right-of-use asset	(13,377)	(15,322)
State taxes	(14,844)	(13,032)
Prepaid commissions	(13,306)	(13,868)
Other	(1)	—
Deferred tax liabilities	(52,523)	(58,532)
Valuation allowance	(279,204)	(245,476)
Net deferred tax (liabilities) assets	$349	$900
As of December 31, 2024 and 2023, the Company had NOL carryforwards for U.S. federal income tax purposes of approximately $635.9 million and $626.4 million, respectively; and for state income tax purposes of approximately $621.0 million and $568.3 million, respectively. The federal NOL carryforwards, if not utilized, will begin to expire in 2034. The state NOL carryforward, if not utilized, will begin to expire on various dates starting in 2025. The Company also has federal and California research and development credit carryforwards totaling $50.8 million and $14.7 million as of December 31, 2024, respectively. The federal research and development credit carryforwards will begin to expire in 2027, unless previously utilized. The California research credits do not expire.
As of December 31, 2024, the Company has NOL carryforwards for United Kingdom purposes of approximately $21.9 million. The UK NOL carryforwards do not expire.
Based on all available evidence on a jurisdictional basis the Company believes that it is more likely than not that the Company’s U.S. deferred tax assets will not be utilized and have recorded a full valuation allowance against its U.S. net deferred tax assets. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical losses. The Company determined that it is more likely than not that the U.S. net deferred tax assets will not be fully realizable for the years ended December 31, 2024 and 2023.
The Company has a valuation allowance for U.S. deferred tax assets, including NOL carryforwards. The Company expects to maintain this valuation allowance for the foreseeable future. During the year ended December 31, 2024, the valuation allowance related to the Company’s U.S. deferred tax assets increased by $33.7 million.

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
A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2024	2023
Balance at beginning of year	$23,245	$17,337
Increases related to prior year tax positions	—	2,674
Decreases related to prior year tax positions	(39)	—
Increases related to current year tax positions	2,797	3,234
Balance at end of year	$26,003	$23,245
The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above. The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $26.0 million and $23.2 million at December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company believes that it is reasonably possible that its unrecognized tax benefits will decrease by $4.3 million in the following 12 months. The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on its consolidated balance sheet. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.
Generally, in the U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized.
14.     Segment and Geographic Information
Segment
The Company operates as one single operating and reportable segment. The Chief Operating Decision Maker (“CODM”) is the Company's Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about its revenue, for purposes of making operating decisions, assessing financial performance and allocating resources.
Net loss is the Company's primary measure of profit or loss, and all costs and expenses categories on the Company's consolidated statements of operations, as well as share-based compensation, depreciation and amortization expenses, are significant. Refer to Note 11 for additional information about the Company's share-based compensation expense. Refer to Note 6 and 8 for additional information about the Company's depreciation and amortization expenses, respectively. The Company's other segment items include net gain on extinguishment of debt, interest income, interest expense, other expense, net and income tax expense (benefit) on the Company's consolidated statements of operations.

Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3—Revenue for more information on net revenue by geographic area.
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of December 31,
	2024	2023
	(in thousands)
United States	$169,285	$166,413
All other countries	60,245	65,407
Total long-lived assets	$229,530	$231,820
15.    Restructuring Charges
During the year ended December 31, 2024, in an effort to streamline its organization, the Company initiated a restructuring plan to reduce expenses including a reduction of the Company’s workforce. In connection with this plan, the Company incurred charges of $9.7 million primarily consisting of employee-related severance and termination benefits. These charges are included within the restructuring charges line in the Company's consolidated statements of operations. The plan was substantially completed by December 31, 2024.
The following table presents activity related to the liability, which is recorded in accrued expenses in the Company's consolidated balance sheet, for restructuring-related employee severance and benefits:

Total
(in thousands)
Balance as of January 1, 2024	$—
Restructuring charges	9,720
Cash payments	(9,560)
Balance as of December 31, 2024	$160

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective as of December 31, 2024.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its assessment, due to the material weakness described below, management concluded that our disclosure controls and procedures were not effective.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report.
Material Weakness
We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified deficiencies in the design and operating effectiveness of controls within the revenue process. These deficiencies are related to certain business process controls primarily caused by a lack of sufficiently qualified personnel due to turnover, information technology general controls, including the failure to receive a service auditor’s report for our billing system hosted by a third-party, and insufficient monitoring controls over such third-party service provider. In the aggregate, these deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis, and represent a material weakness.
The material weakness did not result in a misstatement, but could result in misstatements to our financial statements in the future, if not remediated. Management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8—Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Remediation Efforts with Respect to the Material Weakness
The process of implementing an effective system of internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations.

We have taken and will continue to take action to remediate this material weakness, including:
•Hiring and training sufficiently qualified personnel with appropriate technical expertise within the revenue process;
•Enhancing the effectiveness of our change management and user access controls over systems within the revenue process by strengthening policies, procedures, review processes, and documentation;
•Enhancing our controls over the ongoing monitoring of third-party service providers to confirm their service auditor reports are timely provided to evidence design, implementation, and operating effectiveness of controls within the service organization’s framework of internal controls; and
•Reassessing the design and effectiveness of controls over the timely input of complete and accurate customer contract information that is used for the processing and recording of billing and revenue transactions in our systems.
As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or modify the remediation plans described above. We believe that these actions will remediate the material weakness, however the weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes the foregoing plans will effectively remediate the deficiencies constituting the material weakness.
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Fastly, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fastly, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

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

The Company identified deficiencies in the design and operating effectiveness of controls within the revenue process. These deficiencies are related to certain business process controls primarily caused by a lack of sufficiently qualified personnel due to turnover, information technology general controls, including the failure to receive a service auditor’s report for our billing system hosted by a third-party, and insufficient monitoring controls over such third-party service provider. In the aggregate, these deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis, and represent a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
San Francisco, California
February 25, 2025

Item 9B.     Other Information
Trading Arrangements

During the Company’s last fiscal quarter, none of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated contracts, instructions or written plans for the purchase or sale of the Company’s securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated by reference to the sections of our proxy statement to be filed with the SEC no later than 120 days after December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”).

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

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
3.4	Amended and Restated Bylaws.	8-K	001-38897	3.1	August 15, 2024
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.3.
4.3	Indenture, dated as of March 5, 2021, by and between Fastly, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38897	4.1	March 5, 2021
4.4	Form of Note, representing Fastly, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-38897	4.2	March 5, 2021
4.5	Indenture, dated as of December 5, 2024, between Fastly, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-38897	4.1	December 5, 2024
4.6	Form of Certificate representing the 7.75% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38897	4.2	December 5, 2024
4.7	Description of Securities.	10-K	001-38897	4.5	March 1, 2022
10.1+	2011 Equity Incentive Plan, as amended to date.	S-1	333-230953	10.2	April 19, 2019
10.2+	Forms of Option Agreement, Notice of Stock Option Grant, and Exercise Notice under 2011 Equity Incentive Plan.	S-1	333-230953	10.3	April 19, 2019
10.3+	2019 Equity Incentive Plan.	S-1/A	333-230953	10.4	May 6, 2019
10.4+	Forms of Option Agreement, Notice of Stock Option Grant, and Exercise Notice under 2019 Equity Incentive Plan.	S-1/A	333-230953	10.5	May 6, 2019
10.5+	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.	10-Q	001-38897	10.3	August 9, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6+	2019 Employee Stock Purchase Plan.	S-1/A	333-230953	10.7	May 6, 2019
10.7	Form of Indemnification Agreement by and between Fastly, Inc. and each of its directors and executive officers.	S-1/A	333-230953	10.8	May 6, 2019
10.8+	Cash Incentive Bonus Plan.	S-1/A	333-230953	10.9	May 6, 2019
10.9+	Employment Terms by and between Fastly, Inc. and Artur Bergman, dated May 3, 2019.	S-1/A	333-230953	10.10	May 6, 2019
10.10	Office Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated August 22, 2014.	S-1	333-230953	10.17	April 19, 2019
10.11	First Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated May 27, 2015.	S-1	333-230953	10.18	April 19, 2019
10.12	Second Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated March 11, 2019.	S-1	333-230953	10.32	April 19, 2019
10.13+	Executive Change in Control and Severance Benefit Plan.	S-1/A	333-230953	10.31	May 6, 2019
10.14	2022 Change in Control and Severance Plan and form of participation agreement thereunder.	10-Q	001-38897	10.2	August 7, 2024
10.15+	Non-Employee Director Compensation Policy, as amended.	10-K	001-38897	10.14	February 21, 2024
10.16	Stock Ownership Guidelines.	S-1/A	333-230953	10.33	May 6, 2019
10.17+	Employment Terms by and between Fastly, Inc. and Artur Bergman, dated May 3, 2019, as modified through November 2, 2023.	8-K	001-38897	10.1	November 6, 2023
10.18+	Signal Sciences Corp. 2014 Stock Option and Grant Plan.	S-8	333-249504	99.1	October 10, 2020
10.19	Senior Secured Credit Facilities Credit Agreement, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of February 16, 2021.	10-K	001-38897	10.23	March 1, 2021
10.20	First Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of June 28, 2023.	10-Q	001-38897	10.2	August 2, 2023
10.21	Second Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of February 16, 2024.	10-K	001-38897	10.22	February 21, 2024
10.22	Third Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of April 30, 2024.	10-Q	001-38897	10.2	May 1, 2024
10.23+	Offer Letter by and between Fastly, Inc. and Ronald W. Kisling, dated June 22, 2021.	8-K	001-38897	10.1	June 29, 2021
10.24+	Offer Letter by and between Fastly, Inc. and Todd Nightingale, dated August 1, 2022.	8-K	001-38897	10.1	August 3, 2022
10.25+	Offer Letter by and between Fastly, Inc. and Scott Lovett, dated May 16, 2024.	10-Q	001-38897	10.1	August 7, 2024
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant.	10-K	001-38897	21.1	February 24, 2023

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained on the signature page of this report).					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recoupment Policy.	10-K	001-38897	97.1	February 21, 2024
101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

FASTLY, INC.

Date:	February 25, 2025	By:	/s/ Todd Nightingale
Todd Nightingale Chief Executive Officer (Principal Executive Officer)

Date:	February 25, 2025	By:	/s/ Ronald W. Kisling
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

Signature	Title	Date

/s/ Todd Nightingale	Chief Executive Officer	February 25, 2025
Todd Nightingale	(Principal Executive Officer)

/s/ Ronald W. Kisling	Chief Financial Officer	February 25, 2025
Ronald W. Kisling	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Hornik	Director and Chairperson of our Board of Directors	February 25, 2025
David Hornik

/s/ Aida Álvarez	Director	February 25, 2025
Aida Álvarez

/s/ Artur Bergman	Chief Technology Officer and Director	February 25, 2025
Artur Bergman

/s/ Richard Daniels	Director	February 25, 2025
Richard Daniels

/s/ Paula Loop	Director	February 25, 2025
Paula Loop

/s/ Charles Meyers	Director	February 25, 2025
Charles Meyers

/s/ Christopher B. Paisley	Director	February 25, 2025
Christopher B. Paisley

/s/ Vanessa Smith	Director	February 25, 2025
Vanessa Smith