Form 10-Q
period 2025-03-31
Fastly, Inc.
filed 2025-05-07
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, 144.8 million shares of the registrants’ Class A common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” “target,” or the negative of these terms or other similar expressions.
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
You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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
However, some information we disclose (whether in this Quarterly Report on Form 10-Q or other mediums) is informed by third-party frameworks and the expectations of various stakeholders and, therefore, is not necessarily material for purposes of our securities filings, even if we use words such as “material” or “materiality.” Particularly in the environmental, social, and governance matters context, information often uses definitions of materiality that differ from (and are more expansive than) the definition under U.S. federal securities laws.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$125,484	$286,175
Marketable securities, current	181,808	9,707
Accounts receivable, net of allowance for credit losses of $8,078 and $8,254 as of March 31, 2025 and December 31, 2024, respectively	119,035	115,988
Prepaid expenses and other current assets	26,243	28,325
Total current assets	452,570	440,195
Property and equipment, net	177,876	179,097
Operating lease right-of-use assets, net	48,802	50,433
Goodwill	670,356	670,356
Intangible assets, net	37,976	42,876
Other assets	61,665	68,402
Total assets	$1,449,245	$1,451,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,802	$6,044
Accrued expenses	37,165	41,622
Current debt	187,871	—
Finance lease liabilities, current	617	2,328
Operating lease liabilities, current	26,988	25,155
Other current liabilities	38,442	29,307
Total current liabilities	300,885	104,456
Long-term debt	149,874	337,614
Operating lease liabilities, non-current	36,615	39,561
Other long-term liabilities	4,848	4,478
Total liabilities	492,222	486,109
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	1,989,108	1,958,157
Accumulated other comprehensive loss	(130)	(100)
Accumulated deficit	(1,031,958)	(992,810)
Total stockholders’ equity	957,023	965,250
Total liabilities and stockholders’ equity	$1,449,245	$1,451,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2025	2024
Revenue	$144,474	$133,520
Cost of revenue	67,676	60,286
Gross profit	76,798	73,234
Operating expenses:
Research and development	37,429	38,248
Sales and marketing	49,313	49,607
General and administrative	28,235	31,639
Total operating expenses	114,977	119,494
Loss from operations	(38,179)	(46,260)
Interest income	2,975	3,848
Interest expense	(3,173)	(579)
Other expense, net	(80)	(89)
Loss before income tax expense	(38,457)	(43,080)
Income tax expense	691	347
Net loss	$(39,148)	$(43,427)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.32)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	143,284	134,587

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Net loss	$(39,148)	$(43,427)
Other comprehensive income:
Unrealized gain (loss) on investments in available-for-sale-securities	(30)	487
Total other comprehensive income (loss)	$(30)	$487
Comprehensive loss	$(39,178)	$(42,940)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	142,086	$3	$1,958,157	$(100)	$(992,810)	$965,250
Exercise of vested stock options	168	—	408	—	—	408
Vesting of restricted stock units	1,481	—	—	—	—	—
Shares issued under bonus program	951	—	6,898	—	—	6,898
Stock-based compensation	—	—	23,645	—	—	23,645
Net loss	—	—	—	—	(39,148)	(39,148)
Other comprehensive loss	—	—	—	(30)	—	(30)
Balance at March 31, 2025	144,686	$3	$1,989,108	$(130)	$(1,031,958)	$957,023

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	132,992	$3	$1,815,245	$(1,008)	$(834,752)	$979,488
Exercise of vested stock options	71	—	111	—	—	111
Vesting of restricted stock units	1,532	—	—	—	—	—
Shares issued under bonus program	1,889	—	26,849	—	—	26,849
Stock-based compensation	—	—	28,298	—	—	28,298
Net loss	—	—	—	—	(43,427)	(43,427)
Other comprehensive income	—	—	—	487	—	487
Balance at March 31, 2024	136,484	$3	$1,870,503	$(521)	$(878,179)	$991,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(39,148)	$(43,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	15,167	13,277
Amortization of intangible assets	4,900	4,899
Non-cash lease expense	5,655	5,556
Amortization of debt discount and issuance costs	217	354
Amortization of deferred contract costs	4,850	4,573
Stock-based compensation	25,582	31,821
Deferred income taxes	422	228
Provision for credit losses	946	953
Loss on disposals of property and equipment	—	399
Amortization of discounts on investments	(626)	(1,158)
Other adjustments	376	(259)
Changes in operating assets and liabilities:
Accounts receivable	(3,993)	12,028
Prepaid expenses and other current assets	2,216	(2,700)
Other assets	(2,095)	(1,814)
Accounts payable	2,575	101
Accrued expenses	(3,383)	(8,760)
Operating lease liabilities	(5,556)	(7,606)
Other liabilities	9,183	2,667
Net cash provided by operating activities	17,288	11,132
Cash flows from investing activities:
Purchases of marketable securities	(179,486)	(56,948)
Maturities of marketable securities	7,969	99,080
Purchases of property and equipment	(2,605)	(1,603)
Capitalized internal-use software	(4,763)	(6,845)
Net cash provided by (used in) investing activities	(178,885)	33,684
Cash flows from financing activities:
Repayments of finance lease liabilities	(1,711)	(4,872)
Proceeds from exercise of vested stock options	408	111
Proceeds from employee stock purchase plan	2,131	2,881
Net cash provided by (used in) financing activities	828	(1,880)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	78	(48)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(160,691)	42,888
Cash, cash equivalents, and restricted cash at beginning of period	286,175	108,071
Cash, cash equivalents, and restricted cash at end of period	$125,484	$150,959

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$50	$225
Cash paid for income taxes, net of refunds received	$449	$292
Cash paid for finance lease interest	$12	$162
Noncash investing and financing activities:
Property and equipment additions not yet paid in cash or financed	$2,441	$(459)
Capitalized stock-based compensation	$1,612	$2,942
Assets obtained in exchange for operating lease obligations	$2,946	$3,857
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$1,076	$912
Deployments of prepaid capital equipment	$3,532	$3,724

Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$125,484	$150,809
Restricted cash, current	—	150
Total cash, cash equivalents, and restricted cash	$125,484	$150,959

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.     Nature of Business
Fastly, Inc. has built an edge cloud platform that can process, serve, and secure its customers' applications as close to their end users as possible. The Company was incorporated in Delaware in 2011 and is headquartered in San Francisco, California.
As used herein, “Fastly,” “the Company,” “its,” and similar terms include Fastly, Inc. and its subsidiaries, unless the context indicates otherwise.
2.     Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements and footnotes have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025. The Company’s condensed consolidated financial statements include its accounts and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of its quarterly results. The Company’s condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies as compared to those described in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recently Adopted and Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for the Company's annual periods beginning in 2025. The Company is currently evaluating the impact of the new guidance and intends to adopt the guidance prospectively.
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
The Company’s cash, cash equivalents, and marketable securities primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal bonds, and certificates of deposit. The primary focus of its investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for more than 10% of revenue for each of the three months ended March 31, 2025 and 2024. As of both March 31, 2025 and December 31, 2024, no customer accounted for more than 10% of accounts receivable. No affiliated customers that are business units of a single company generated more than 10% of the Company's revenue for the three months ended March 31, 2025. Affiliated customers that are business units of a single company generated an aggregate of 12% of the Company’s revenue for the three months ended March 31, 2024. The same affiliated customers accounted for an aggregate of 11% of the Company’s accounts receivable balance as of December 31, 2024. No affiliated customers that are business units of a single company accounted for more than 10% of the Company's accounts receivable balance as of March 31, 2025.
3.     Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for both the three months ended March 31, 2025 and 2024. The following table presents the Company’s net revenue by geographic region:

	Three months ended March 31,
	2025	2024
	(in thousands)
United States	$110,531	$98,498
Asia Pacific	15,083	19,098
Europe	13,989	11,246
All other	4,871	4,678
Total revenue	$144,474	$133,520
The majority of the Company’s revenue is derived from enterprise customers, which are defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the sum of revenue for each customer within the quarter and multiplying it by four. The following table presents the Company's net revenue for enterprise and non-enterprise customers:

	Three months ended March 31,
	2025	2024
	(in thousands)
Enterprise customers	$134,891	$122,060
Non-enterprise customers	9,583	11,460
Total revenue	$144,474	$133,520

The Company reports its revenue by three product lines: Network Services, Security, and Other. Network Services include solutions designed to improve performance of websites, apps, application programming interfaces (“APIs”), and digital media. Security includes products designed to protect websites, apps, APIs, and users. Other includes Compute solutions that allow developers to build and deploy modern web applications on Fastly's edge cloud platform, and Observability solutions that provide real-time logs, data, and metrics streamed from Fastly's edge platform for actionable insights. The following table presents the Company’s revenue by product line:

	Three months ended March 31,
	2025	2024
	(in thousands)
Network Services	$113,229	$105,996
Security	26,436	24,600
Other	4,809	2,924
Total revenue	$144,474	$133,520
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
The following table presents the Company’s contract assets and contract liabilities as of March 31, 2025 and as of December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Contract assets	$452	$1,072
Contract liabilities	$34,381	$29,585
The following table presents revenue recognized during the three months ended March 31, 2025 and 2024 from amounts included in the contract liability at the beginning of the period:

	Three months ended March 31,
	2025	2024
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$11,594	$12,760
Remaining performance obligations
As of March 31, 2025, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $303.0 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. The Company has elected to not provide certain information about its remaining performance obligations for service contracts with an original contract duration of one year or less. As of March 31, 2025, the Company expects to recognize approximately 77% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.

Costs to obtain a contract
As of March 31, 2025 and December 31, 2024, the Company's costs to obtain contracts were as follows:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Deferred contract costs, net	$49,870	$52,583
During the three months ended March 31, 2025 and 2024, the Company recognized $4.9 million and $4.6 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.
4.     Investments and Fair Value Measurements
The Company's total cash, cash equivalents and marketable securities consisted of the following:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Cash and cash equivalents:
Cash	$41,811	$52,951
U.S. Treasury securities	12,254	—
Money market funds	60,205	233,224
Municipal securities	1,880	—
Commercial paper	6,639	—
Corporate notes and bonds	2,695	—
Total cash and cash equivalents(1)	$125,484	$286,175
Marketable securities:
U.S. Treasury securities	$51,706	$—
Corporate notes and bonds	62,131	6,008
Commercial paper	67,571	3,699
Certificates of deposit	400	—
Total marketable securities, current(2)	$181,808	$9,707
Total cash and cash equivalents and marketable securities	$307,292	$295,882
(1) The Company’s cash equivalents include investments with an original maturity date of three months or less.
(2) The Company classifies its marketable securities as current, where it intends to hold the securities for less than 12 months.

The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to cash equivalents and available-for-sale securities on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$60,205	$—	$—	$60,205
U.S. Treasury securities	12,254	—	—	12,254
Corporate notes and bonds	2,696	—	(1)	2,695
Commercial paper	6,640	—	(1)	6,639
Municipal Securities	1,880	—	—	1,880
Marketable securities:
U.S. Treasury securities	51,706	3	(3)	51,706
Corporate notes and bonds	62,154	8	(31)	62,131
Commercial paper	67,585	4	(18)	67,571
Certificates of deposit	400	—	—	400
Total available-for-sale investments	$265,520	$15	$(54)	$265,481

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$233,224	$—	$—	$233,224
Marketable securities:
Corporate notes and bonds	6,005	3	—	6,008
Commercial paper	3,699	—	—	3,699
Total available-for-sale investments	$242,928	$3	$—	$242,931
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income (loss) into other expense, net as of March 31, 2025 and December 31, 2024. For the three months ended March 31, 2025 and 2024, the Company did not record any impairment charges for its marketable debt securities in its condensed consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis.
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
The Company measures its cash equivalents, marketable securities, and restricted cash at fair value. The Company classifies its cash equivalents, marketable securities, and restricted cash within Level 1 or Level 2 because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
The Company classifies its investments, which are comprised of corporate notes and bonds, U.S. treasury securities, foreign government and supranational securities, and asset-backed securities within Level 2 of the fair value hierarchy because the fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments.
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$60,205	$—	$—	$60,205
U.S. Treasury securities	—	12,254	—	12,254
Commercial paper	—	6,639	—	6,639
Municipal securities	—	1,880	—	1,880
Corporate notes and bonds	—	2,695	—	2,695
Total cash equivalents	60,205	23,468	—	83,673
Marketable securities:
U.S. Treasury securities	—	51,706	—	51,706
Corporate notes and bonds	—	62,131	—	62,131
Commercial paper	—	67,571	—	67,571
Certificates of deposit	400	—	—	400
Total marketable securities	400	181,408	—	181,808
Total financial assets	$60,605	$204,876	$—	$265,481

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$233,224	$—	$—	$233,224
Total cash equivalents	233,224	—	—	233,224
Marketable securities:
Corporate notes and bonds	—	6,008	—	6,008
Commercial paper	—	3,699	—	3,699
Total marketable securities	—	9,707	—	9,707
Total financial assets	$233,224	$9,707	$—	$242,931

The Company had no restricted cash as of either March 31, 2025 and December 31, 2024.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three months ended March 31, 2025 and 2024.
5.     Balance Sheet Information
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Computer and networking equipment	$244,466	$237,148
Leasehold improvements	8,181	8,139
Furniture and fixtures	2,211	2,153
Office equipment	1,219	1,218
Internal-use software	130,223	123,849
Property and equipment, gross	$386,300	$372,507
Accumulated depreciation and amortization	(208,424)	(193,410)
Property and equipment, net	$177,876	$179,097
Depreciation on property and equipment for the three months ended March 31, 2025 and 2024 was approximately $15.2 million and $13.3 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $5.6 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025 and December 31, 2024, the unamortized balance of capitalized internal-use software costs on the Company’s condensed consolidated balance sheets was approximately $80.3 million and $79.5 million, respectively.
The Company leases certain networking equipment from various third parties through equipment finance leases. The Company’s networking equipment assets as of both March 31, 2025 and December 31, 2024 included a total of $73.2 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $55.2 million as of both March 31, 2025 and December 31, 2024.
Other Assets
Other assets consisted of the following:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Deferred contract costs, net	$49,870	$52,583
Advance payment for purchase of property and equipment	6,168	9,837
Other assets	5,627	5,982
Total other assets	$61,665	$68,402

Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Accrued compensation and related benefits	$11,248	$12,700
Accrued bonus	3,037	6,566
Accrued colocation and bandwidth costs	16,093	15,317
Other tax liabilities	4,272	4,266
Other accrued expenses	2,515	2,773
Total accrued expenses	$37,165	$41,622
Other Current Liabilities
Other current liabilities consisted of the following:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Deferred revenue	$31,316	$26,511
Accrued computer and networking equipment	1,048	743
Other current liabilities	6,078	2,053
Total other current liabilities	$38,442	$29,307
Accumulated Other Comprehensive Loss
For the three months ended March 31, 2025 and 2024, components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2024	$(12)	$(88)	$(100)
Other comprehensive income	—	(30)	(30)
Balance, March 31, 2025	$(12)	$(118)	$(130)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(12)	$(996)	$(1,008)
Other comprehensive income (loss)	—	487	487
Balance, March 31, 2024	$(12)	$(509)	$(521)
There were no material reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2025 and 2024. Additionally, there was no material tax impact on the amounts presented.
6.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases), and finance leases for networking equipment. The Company’s operating leases have remaining lease terms ranging from less than 1 year to 5 years, some of which include options to extend the leases. The Company’s finance leases have remaining lease terms less than 1 year. The Company also subleases a portion of its corporate office spaces. The Company’s subleases have remaining lease terms ranging from less than 1 year to 5 years. The Company’s sublease income was $0.2 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

The components of lease cost were as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Operating lease costs:
Operating lease cost	$6,582	$6,606
Variable lease cost	4,973	4,247
Total operating lease costs	$11,555	$10,853

Finance lease costs:
Amortization of assets under finance lease	$3,018	$3,595
Interest	12	162
Total finance lease costs	$3,030	$3,757
The short-term lease costs were not material for either of the three months ended March 31, 2025 and 2024. The Company did not recognize any material impairment on its operating lease right-of-use assets for either of the three months ended March 31, 2025 and 2024.

	As of March 31, 2025	As of December 31, 2024
Weighted Average Remaining Lease Term (in years):
Operating leases	2.66	2.84
Finance leases	0.22	0.32

Weighted Average Discount Rate:
Operating leases	6.35%	6.36%
Finance leases	4.71%	4.67%
Future minimum lease payments under non-cancellable leases as of March 31, 2025 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2025	$23,665	$621
2026	24,834	—
2027	15,384	—
2028	4,018	—
2029	1,842	—
Thereafter	441	—
Total future minimum lease payments	$70,184	$621
Less: imputed interest	(5,528)	(4)
Total liability	$64,656	$617
As of March 31, 2025, the Company has undiscounted commitments of $1.1 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in the second quarter of 2025 with lease terms of up to 3 years.
7.     Goodwill and Intangible Assets
Goodwill
As of March 31, 2025 and December 31, 2024, the Company’s goodwill was $670.4 million. As of March 31, 2025, the Company identified certain triggering events, including a decrease in its stock price and market capitalization. The

Company performed a qualitative assessment and concluded it is not more likely than not that the fair value of its one single reporting unit is less than its carrying amount. The Company did not record an impairment charge on goodwill during either of the three months ended March 31, 2025 and 2024.
Subsequent to March 31, 2025, the Company's stock price has declined and fluctuated. If the stock price were to trade below book value per share for an extended period of time or the Company experiences adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including any adverse changes in projected earnings and cash flows, the Company may have to recognize an impairment of all or some portion of its goodwill in subsequent periods.

As of March 31, 2025 and December 31, 2024, the Company’s intangible assets consisted of the following:

	As of March 31, 2025			As of December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,860	$(39,587)	$30,273	$69,860	$(37,364)	$32,496
Developed technology	50,130	(44,996)	5,134	50,130	(42,482)	7,648
Trade names	3,910	(3,732)	178	3,910	(3,694)	216
Internet protocol addresses	4,984	(2,593)	2,391	4,984	(2,468)	2,516
Total intangible assets	$128,884	$(90,908)	$37,976	$128,884	$(86,008)	$42,876
The Company’s customer relationships, developed technology, trade names, and internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $4.9 million for both the three months ended March 31, 2025 and 2024.
The Company did not purchase any intangible assets during either of the three months ended March 31, 2025 and 2024. The Company did not record an impairment charge on its intangible assets during either of the three months ended March 31, 2025 and 2024.
The expected amortization expense of intangible assets subject to amortization as of March 31, 2025 is as follows:

As of March 31, 2025
(in thousands)
Remainder of 2025	$12,077
2026	9,193
2027	9,051
2028	6,891
2029	378
Thereafter	386
Total	$37,976
8.     Debt Instruments
Senior Secured Credit Facilities Agreement
On February 16, 2021, the Company entered into a Senior Secured Credit Facilities Agreement (as amended by that certain First Amendment to Credit Agreement, the “Credit Agreement”) with the lenders from time to time party thereto (the “Lenders”) and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, issuing lender and swingline lender ("SVB First-Citizens"), which provides for a $100.0 million senior secured revolving credit facility, with a maturity date of February 16, 2024. Loans under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, the ABR (as defined in the Credit Agreement) or the Adjusted Term SOFR (as defined in the Credit Agreement), in each case, plus a margin based on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement and ranging from 0.75% to 1.00% in the case of loans bearing interest at ABR, and 1.75% to 2.00%, in the case of loans bearing interest at Adjusted Term SOFR. On February 16, 2024, the Company entered into the Second Amendment to Credit Agreement with the Lenders and SVB First-Citizens, which, among other things, extended the maturity date of the loans under the Credit Agreement to June 14, 2024. On April 30, 2024, the Company entered into the Third Amendment to Credit Agreement with the Lenders and SVB First-Citizens, pursuant to which, among other things, the Company (a) reduced the commitments under the Credit Agreement to $60.0 million, (b) set the interest rate for loans bearing interest at ABR at 1.00% and loans bearing interest at Adjusted Term SOFR at 2.00%, and (c) extended the maturity date under the Credit Agreement to the earliest of (i) April 30, 2027, (ii) so long as any permitted convertible debt is outstanding, on January 30, 2027, unless Net Liquidity as of January 30, 2027 is greater than or equal to $200.0 million (or, if the amount of outstanding permitted convertible debt is less than $35.0 million, $120.0 million), and (iii) so long as any permitted convertible debt is outstanding after January 30, 2027, if Net Liquidity is less than $200.0 million (or, if the amount of outstanding permitted convertible debt is less than $35.0 million, $120.0 million), on such date.
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
As of March 31, 2025, the Company was in compliance with all of the Credit Agreement’s covenants. During the three months ended March 31, 2025 and 2024, no amounts were drawn down on the Credit Agreement. As of March 31, 2025 and December 31, 2024, no amounts were outstanding under the Credit Agreement.
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
As of March 31, 2025, the conversion conditions had not been met and therefore the 2026 Notes were not yet convertible.
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
The Company classified the 2026 Notes as current debt on the Company’s condensed consolidated balance sheet as of March 31, 2025, which is within one year of maturity of the 2026 Notes.
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

Holders of the 2028 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2028, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2025 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2028 Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price, as defined in the indenture agreement governing the note filed with the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2024, per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 1, 2028 and prior to the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.

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

The Company evaluated the terms of the 2028 Notes and concluded that the conversion feature does not require separation and that there were no other derivatives that required separation. As such, the Company has combined these features with the host contract and the Company accounts for the 2028 Notes as a single liability in long-term debt on its consolidated balance sheet. The Company determined the fair value of the 2028 Notes on December 5, 2024 to be $155.7 million using a valuation technique of quoted prices in dealer markets under the market approach that resulted in a debt premium of $5.7 million. Transaction costs of $5.8 million incurred related to the issuance of the 2028 Notes, partially offset by the aforementioned premium, were recorded as contra-liability and represents the difference between the principal and the carrying amount of the 2028 Notes, which is amortized to interest expense using the effective interest method over the term of the 2028 Notes.
As of March 31, 2025, the conversion conditions had not been met and therefore the 2028 Notes were not yet convertible.
The following table reflects the carrying values of the long-term debt as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)	(in thousands)
Convertible Senior notes (effective interest rate of 0.38% for the 2026 Notes and an effective interest rate of 7.77% for the 2028 Notes)
Principal amount	$338,594	$338,594
Less: unamortized debt issuance costs	(126)	(980)
Less: current portion of long-term debt	(188,594)	—
Long-term debt, less current portion	$149,874	$337,614
For the three months ended March 31, 2025 and 2024, interest expense related to the Company’s debt obligations was $3.1 million and $0.4 million, respectively. As of March 31, 2025 and December 31, 2024, the total estimated fair value of the Notes was $326.5 million and $327.7 million, respectively.

9.     Commitments and Contingencies
Purchase Commitments
As of March 31, 2025, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, fixed asset vendors, Internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.
Aside from the Company’s finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 6—Leases, the minimum future commitments related to the Company's purchase commitments as of March 31, 2025 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
Remainder of 2025	$42,440	$10,403	$52,843
2026	26,543	11,915	38,458
2027	10,243	6,126	16,369
2028	95	192	287
2029	18		18
Thereafter	—	—	—
Total	$79,339	$28,636	$107,975
Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In some of these jurisdictions the Company is subject to indirect taxes, such as sales and use taxes, and may be subject to certain other taxes. In accordance with GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The Company has accrued $4.3 million as of both March 31, 2025 and December 31, 2024, for sales and use tax. These estimates are based on several key assumptions, including the taxability of the Company’s operations and the jurisdictions in which the Company believes it has nexus. In the event these jurisdictions challenge the Company’s assumptions and analysis, its actual exposure could differ materially from its current estimates.
Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
On May 24, 2024, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Ken Kula v. Fastly, Inc., et al. (Case No. 4:24-cv-03170), naming the Company and certain of its officers as defendants. Motions for lead plaintiff were filed on July 23, 2024. On August 22, 2024, the court appointed lead plaintiff (“Lead Plaintiff”) and lead counsel. On November 1, 2024, Lead Plaintiff filed an amended complaint. The amended complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act purportedly on behalf of all those who purchased or acquired Fastly securities between November 15, 2023 and August 7, 2024. The complaint seeks unspecified compensatory damages, and other relief. Defendants filed a motion to dismiss on January 15, 2025. Lead Plaintiff filed an opposition to the defendants’ motion to dismiss on March 17, 2025. Defendants filed a reply in support of the motion to dismiss on April 30, 2025. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.
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

The derivative complaints are based on substantially similar allegations as those in the securities class action. The derivative complaints assert that defendants breached their fiduciary duties as directors and/or officers of the Company, as well as claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act. On September 17, 2024, the court consolidated and stayed the derivative actions until after resolution of the Company’s motion to dismiss in the above-referenced securities class action. On August 23, 2024, a substantially similar stockholder derivative complaint was filed against certain of the Company’s officers and directors in the United States District Court for the District of Delaware, captioned Mark Sweitzer v. Nightingale, et al. (Case No. 1:24-cv-00969-GBW) (the “Sweitzer Action”). On September 26, 2024, the court stayed the Sweitzer Action until after resolution of the Company's motion to dismiss in the above-referenced securities class action. On December 20, 2024, a substantially similar stockholder derivative complaint was filed against certain of the Company’s officers and directors in the United States District Court for the District of Delaware, captioned Bushansky v. Nightingale, et al. (Case No. 2024-1322) (the “Bushansky Action”). On January 8, 2025, the court stayed the Bushansky Action until after resolution of the Company’s motion to dismiss in the above-referenced securities class action. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.

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
As of March 31, 2025, the Company has not recorded any significant accruals for loss contingencies associated with the above mentioned lawsuits as it does not believe an outcome resulting in a loss is probable. It will accrue for loss contingencies if it becomes both probable that it will incur a loss and if the Company can reasonably estimate the amount or range of the loss.
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

10.     Stockholders' Equity
Equity Incentive Plans
The Company maintains four equity incentive plans: the 2019 Equity Incentive Plan (the “2019 Plan”), 2011 Equity Incentive Plan (“2011 Plan”), Employee Stock Purchase Plan, and the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”). The 2019 Plan became effective in May 2019 and replaced the 2011 Plan. The Company’s 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock units, performance-based stock awards, and other forms of equity compensation, which are collectively referred to as stock awards to its employees, directors, and consultants. The Signal Plan includes 251,754 registered shares which can be exercised to purchase shares of Fastly’s common stock.
As of March 31, 2025 and December 31, 2024, there were 10.8 million and 6.9 million shares of common stock available for issuance under the 2019 Plan, respectively. As of March 31, 2025 and December 31, 2024, 144.7 million and 142.1 million shares of common stock were issued and outstanding, respectively.
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
The following table summarizes stock option activity during the three months ended March 31, 2025:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2024	2,364	$8.60	4.3	$7,592
Granted	—	—
Exercised	(168)	2.43
Cancelled/forfeited	(212)	3.96
Outstanding at March 31, 2025	1,984	9.62	4.6	$2,146
Vested and exercisable at March 31, 2025	1,608	8.01	3.7	$2,146
During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense from stock options of approximately $0.4 million and $0.6 million, respectively.
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

The following table summarizes RSU activity during the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2024	11,982	$13.06
Granted	3,048	7.24
Vested	(2,347)	12.42
Cancelled/forfeited	(548)	13.66
Unvested RSUs as of March 31, 2025	12,135	$11.69
During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense related to RSUs of $21.9 million and $24.5 million, respectively.
Performance-Based Restricted Stock Units (“PSUs”)
Performance stock awards for executive officers (“Executive PSUs”)
In February 2024, pursuant to the 2019 Plan, the Company granted Executive PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2024. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees' requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.
In February 2025, pursuant to the 2019 Plan, the Company granted Executive PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2025. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees' requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2024	1,089	$13.21
Granted	1,151	6.82
Vested	(85)	14.56
Cancelled/forfeited	(771)	12.69
Nonvested PSUs as of March 31, 2025	1,384	$8.11
For the three months ended March 31, 2025 and 2024, the Company recognized $0.8 million and $1.2 million of stock-based compensation expense associated with these awards, respectively.
Company-wide Bonus Program (“Bonus Program”)
In February 2024, the Compensation Committee approved a Bonus Program, including performance targets, to most of the Company’s employees on active payroll in fiscal year 2024 (“2024 Bonus Program”). Shares awarded under the program were paid out in February 2025 in fully vested RSUs and based on the final attainment of Company-wide performance targets which were tied to its operating plan for fiscal year 2024. The Company recognized stock-based compensation expense over the employees' requisite service period, based on the final attainment of the Company-wide targets. In February 2025, the Company paid out 1.0 million of restricted stock units associated with the 2024 Bonus Program, and correspondingly recorded a charge to additional paid-in-capital of $6.9 million.
In February 2025, the Compensation Committee approved a Bonus Program, including performance targets, for the current fiscal year to most of the Company’s employees on active payroll in fiscal year 2025 (“2025 Bonus Program”). Shares awarded under the program will be in fully vested RSUs and will be based on the final attainment of Company-wide performance targets which are tied to its operating plan for fiscal year 2025. The payout of the 2025 Bonus Program will vary linearly between 50%, 100% and 150% based on the achievement of these targets. Employees are required to be employed through the payout date to earn the awards. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company is recognizing the stock-based compensation expense over the employees requisite service period, based on the expected attainment of the Company-wide targets as of the end of each reporting period.
During the three months ended March 31, 2025 and 2024, the Company recognized $3.7 million and $6.5 million of stock-based compensation expense associated with the Bonus Programs, respectively.
Market-Based Performance Stock Awards (“MPSUs”)
In September 2022 and January 2023, pursuant to the 2019 Plan, the Company granted certain employees shares of MPSUs, which are to vest upon the satisfaction of the Company’s achievement of specified Fastly common stock price targets during the applicable performance period. In addition, the awards are subject to each recipient’s continuous service through each applicable vest dates.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested MPSUs as of December 31, 2024	1,313	$6.45
Granted	—	—
Vested	—	—
Cancelled/forfeited	—	—
Nonvested MPSUs as of March 31, 2025	1,313	$6.45
Stock-based compensation expense relating to the MPSUs are recognized using the accelerated attribution method over the derived service period. During the three months ended March 31, 2025 and 2024, the Company recognized $0.4 million and $0.7 million stock-based compensation expense associated with these awards, respectively.
Relative Total Shareholder Return Award PSUs (“rTSR PSUs”)
In February and March 2025, pursuant to the 2019 Plan, the Company granted certain employees shares of rTSR PSUs, which are to vest based on the Company’s total shareholder return (TSR) relative to a designated peer group over the performance period. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense on a straight-line basis over the vesting period. In addition, the awards are subject to each recipient’s continuous service through the vest date.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested rTSR PSUs as of December 31, 2024	—	$—
Granted	272	14.15
Vested	—	—
Cancelled/forfeited	—	—
Nonvested rTSR PSUs as of March 31, 2025	272	$14.15
For the three months ended March 31, 2025, the Company recognized $0.1 million of stock-based compensation expense associated with these awards.
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

During the three months ended March 31, 2025 and 2024 the Company recognized $0.1 million and $1.2 million in stock-based compensation expense related to the ESPP, respectively. No common stock was issued under the ESPP in the three months ended March 31, 2025, nor in the three months ended March 31, 2024.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying condensed consolidated statements of operations:

	Three months ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$1,939	$2,779
Research and development	8,893	10,323
Sales and marketing	6,693	7,843
General and administrative	8,057	10,876
Total stock-based compensation expense	$25,582	$31,821
For the three months ended March 31, 2025 and 2024, the Company capitalized $1.7 million and $2.9 million of stock-based compensation expense, respectively.
For the three months ended March 31, 2025 and 2024, the Company recognized $3.7 million and $6.5 million of stock-based compensation expense associated with the liability classified awards related to the company-wide Bonus Program, respectively.
11.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock:

	Three months ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(39,148)	$(43,427)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	143,284	134,587
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.32)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	As of March 31,
	2025	2024
	(in thousands)
Stock options	1,984	2,639
RSUs	12,135	11,076
PSUs	1,384	1,216
MPSUs	1,313	1,313
rTSR PSUs	272	—
Shares issuable pursuant to the ESPP	84	550
Convertible senior notes (if-converted)	9,433	3,370
Total	26,605	20,164
The dilution table above excludes RSUs to be awarded under the Company’s 2025 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2026. Refer to Note 10 — Stockholders' Equity for further details on the Company’s 2025 Bonus Program.
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
The Company continues to maintain a full valuation allowance on the Company’s U.S. Federal and state net deferred tax assets. The tax expense for the three months ended March 31, 2025 and 2024 was primarily due to foreign tax expense.
In the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $0.7 million and $0.3 million, respectively.
13.     Segment and Geographic Information
Segment
The Company operates as one single operating and reportable segment. The Chief Operating Decision Maker is the Company's Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about its revenue, for purposes of making operating decisions, assessing financial performance and allocating resources.
Net loss is the Company's primary measure of profit or loss, and all costs and expense categories on the Company's condensed consolidated statements of operations, as well as stock-based compensation, depreciation and amortization expenses, are significant. Refer to Note 10 — Stockholders' Equity for additional information about the Company's stock-based compensation expense. Refer to Note 5 — Balance Sheet Information for additional information about the Company's depreciation and amortization expenses. The Company's other segment items include interest income, interest expense, other expense, and net and income tax expense on the Company's condensed consolidated statements of operations.
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3—Revenue for more information on net revenue by geographic area.

Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
United States	$164,895	$169,285
All other countries	61,783	60,245
Total long-lived assets	$226,678	$229,530

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
As used herein, “Fastly,” “we,” “our,” “the Company,” and similar terms include Fastly, Inc. and its subsidiaries, unless the context indicates otherwise.
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
For the three months ended March 31, 2025 and 2024, our revenue was $144.5 million and $133.5 million, respectively, an increase of 8%. For the three months ended March 31, 2025 and 2024, we incurred a net loss of $39.1 million and $43.4 million, respectively.
Our 10 largest customers generated an aggregate of 32% and 38% of our revenue in the trailing 12 months ended March 31, 2025 and 2024, respectively.
No single customer accounted for more than 10% of our revenue for each of the three months ended March 31, 2025 and 2024. No affiliated customers that are business units of a single company generated more than 10% of our revenue for the three months ended March 31, 2025. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 12% of our revenue for the three months ended March 31, 2024.
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
We are continuing to bring a durable, consistent, and predictable pipeline of new innovations to our edge cloud platform and software-defined modern network architecture, and are seeing interest from customers in our existing product lines like Network Services, Security, and Other product lines, including Compute and Observability. We will continue to build out a single, unified platform, simplify customer onboarding and service usage, and simplify our pricing and packaging. This will require us to dedicate significant resources to further develop the market for our platform and differentiate our platform from competitive products and services. We will also need to expand, retain, and motivate our sales and marketing personnel in order to target our sales efforts at larger enterprises and senior management of these potential customers.
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
We emphasize retaining our customers and expanding their usage of our platform and adoption of our other products. Customers often begin with smaller deployments of one of our products and then expand their usage over time. Our platform includes a variety of offerings across Network Services, Security, and Other product lines, including Compute and

Observability. As our customers mature, we assist them in expanding their use of our platform, including the use of additional offerings beyond content delivery or security. As enterprises grow and experience increased traffic, their needs evolve, leading them to find additional use cases for our platform and expand their usage accordingly. In addition, given that customer acquisition costs are incurred largely for acquiring and initial onboarding, we may gain operating leverage to the extent that existing customers expand their use of our platform and products.
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
In addition, we cannot be certain what actions the United States or another country’s government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. And any such governmental action could have a negative impact on our business. In April 2024, under the prior administration, a bill was signed into law that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. The current administration issued an executive order on January 20, 2025 instructing the Attorney General not to enforce the law or impose any penalties against any entity for noncompliance for a period of 75 days and to provide written guidance as to how the law will be implemented. On April 4, 2025, the current administration issued an executive order extending the prior non-enforcement instruction until June 19, 2025. TikTok was one of our largest customers for the three months ended March 31, 2025 and remains a customer of ours. While the full impact of the legislation is unknown, it could eventually lead to a reduction in TikTok’s United States traffic levels which could have a negative impact on our business. We do not know whether or how ByteDance might restructure its business and how that may impact our traffic levels.
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
We are closely monitoring the unfolding events of the Russian invasion of Ukraine, as well as the more recent hostilities in Israel, and their global impacts. While the conflicts are still evolving and the outcomes remain highly uncertain, we do not believe the Russia-Ukraine or Israel-Hamas conflicts will have a material impact on our business and results of operations. We do not have Points of Presence (“POPs”) in Russia, Ukraine, or Israel. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. If either conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers operating in Russia, Ukraine, and Israel represented an immaterial portion of our consolidated revenue as of both the three months ended March 31, 2025 and 2024.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended March 31, 2025 and 2024, our research and development expenses as a percentage of revenue were 26% and 29%, respectively. Our research and development expenses in each period are impacted by the amount of software development costs that meet the criteria for capitalization. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in May 2022, we acquired Glitch, a software company specializing in developer project management tools to bolster our existing product offerings, by making it easier to innovate at a layer in the Fastly software stack.
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
In addition, international trade disputes may further disrupt or delay our supply chain for these components or lead to pricing increases. For example, the United States has imposed or indicated an intention to impose tariffs on certain countries which may lead to retaliatory actions such as counter-tariffs and increase production costs and disruptions in our supply chain. If our supply of certain components is further disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. In the event that there are errors in software, failures of hardware, damages to a facility or misconfigurations of any of our services, whether caused by our own error, security breaches, third-party error, or natural disasters, we could experience lengthy interruptions in our platform availability as well as delays and additional expenses in arranging new facilities and services. In addition, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly when we or our customers experience cyber-attacks. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including service outages, payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits, or governments adopting regulations that impact network operations.
Key Business Metrics
We use the following key metrics presented in the table below to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of these key metrics below may differ from other similarly titled metrics used by other companies, analysts, or investors.

	As of March 31,
	2025	2024
Total Customer Count	3,035	3,290
Enterprise Customer Count	595	577
Last-twelve Months Net Retention Rate (“LTM NRR”)	100.0%	114.0%

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
In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. We operate globally and as a result, the success of our ability to retain our customers is also affected by general economic and market conditions around the world. As of March 31, 2025 and 2024, we had 3,035 and 3,290 customers, respectively.
Enterprise Customer Count
Historically our revenue has been driven primarily by a subset of our customers, our enterprise customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success. Our enterprise customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of March 31, 2025, we had 595 of such enterprise customers which generated 93% of the total annualized current quarter revenue for our total customers for the three months ended March 31, 2025. As of March 31, 2024, we had 577 of such enterprise customers which generated 91% of the total annualized current quarter revenue for our total customers for the three months ended March 31, 2024.
Last-Twelve Months Net Retention Rate
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. LTM NRR allows us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended March 31, 2025 and 2024 our LTM NRR was 100.0% and 114.0%, respectively.
Remaining Performance Obligations (“RPO”)
RPO represent future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. As of March 31, 2025, the aggregate amount of the transaction price in our contracts allocated to RPO that were unsatisfied or partially unsatisfied was $303.0 million.
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
We report our revenue by three product lines: Network Services, Security, and Other. Network Services include solutions designed to improve performance of websites, apps, application programming interfaces (“APIs”), and digital media. Security includes products designed to protect websites, apps, APIs and users. Other includes Compute solutions that allow developers to build and deploy modern web applications on our edge cloud platform, and Observability solutions that provide real-time logs, data and metrics streamed from our edge platform for actionable insights.
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

General and Administrative
General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our administrative support personnel. General and administrative expenses also include costs related to legal and other professional services fees, an allocation of our general overhead expenses, credit losses and acquisition-related costs.
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
Other Income and Expenses
Our interest income consists primarily of interest earned on our cash, cash equivalents and investments. Our interest expense consists primarily of the interest expense on our finance leases, amortization of discount, coupon interest expense, and debt issuance costs associated with our debt obligations. Our other expense, net, consists primarily of foreign currency transaction gains and losses.
Income Taxes
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We currently maintain a full valuation allowance on our U.S. Federal and state net deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future.
Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended March 31,
	2025	2024
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$144,474	$133,520
Cost of revenue	67,676	60,286
Gross profit	76,798	73,234
Operating expenses:
Research and development	37,429	38,248
Sales and marketing	49,313	49,607
General and administrative	28,235	31,639
Total operating expenses	114,977	119,494
Loss from operations	(38,179)	(46,260)
Interest income	2,975	3,848
Interest expense	(3,173)	(579)
Other expense, net	(80)	(89)
Loss before income tax expense	(38,457)	(43,080)
Income tax expense	691	347
Net loss attributable to common stockholders	$(39,148)	$(43,427)

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended March 31,
	2025	2024
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%
Cost of revenue	47	45
Gross profit	53	55
Operating expenses:
Research and development	26	29
Sales and marketing	34	37
General and administrative	20	24
Total operating expenses	80	90
Loss from operations	(27)	(35)
Interest income	2	3
Interest expense	(2)	—
Other expense, net	—	—
Loss before income tax expense	(27)	(32)
Income tax expense	—	—
Net loss attributable to common stockholders	(27)%	(32)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended March 31,
	2025	2024	% Change
	(in thousands)
Network Services	$113,229	$105,996	7%
Security	26,436	24,600	7%
Other	4,809	2,924	64%
Total revenue	$144,474	$133,520	8%
Percentage of revenue:
Network Services	78%	79%	(1)%
Security	18%	19%	(1)%
Other	4%	2%	2%

Revenue was $144.5 million for the three months ended March 31, 2025, compared to $133.5 million for the three months ended March 31, 2024, an increase of $11.0 million, or 8%.
In both the three months ended March 31, 2025 and 2024, approximately 95% of our revenue was driven by usage on our platform. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Network Services revenue was $113.3 million for the three months ended March 31, 2025, compared to $106.0 million for the three months ended March 31, 2024, an increase of $7.3 million, or 7%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $26.4 million for the three months ended

March 31, 2025, compared to $24.6 million for the three months ended March 31, 2024, an increase of $1.8 million, or 7%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue, partially offset by a decrease in Fastly legacy WAF revenue. Other revenue was $4.8 million for the three months ended March 31, 2025, compared to $2.9 million for the three months ended March 31, 2024, an increase of $1.9 million, or 64%. The increase in Other revenue was primarily driven by further adoption of Compute solutions.
U.S. revenue was $110.5 million, or 77% of revenue, for the three months ended March 31, 2025, compared to $98.5 million, or 74% of revenue, for the three months ended March 31, 2024. This represents an increase of $12.0 million, or 12%. International revenue was $33.9 million, or 23% of revenue, for the three months ended March 31, 2025, compared to $35.0 million, or 26%, of revenue for the three months ended March 31, 2024. This represents a decrease of $1.1 million, or 3%.
Cost of Revenue

	Three months ended March 31,
	2025	2024	% Change
	(in thousands)
Cost of revenue	$67,676	$60,286	12%
Cost of revenue was $67.7 million for the three months ended March 31, 2025 compared to $60.3 million for the three months ended March 31, 2024, an increase of $7.4 million, or 12%. The increase was primarily due to a $6.0 million increase in bandwidth costs, a $1.9 million increase in depreciation and amortization expense as a result of increased investments in our platform, as well as a $1.0 million increase in software costs. The increase was partially offset by a $1.1 million decrease in personnel-related cost as well as a $0.8 million decrease in stock-based compensation expense.
Gross Profit and Gross Margin

	Three months ended March 31,
	2025	2024	% Change
	(in thousands)
Gross profit	$76,798	$73,234	5%
Gross margin	53%	55%	(2)%
Gross profit was $76.8 million for the three months ended March 31, 2025 compared to $73.2 million for the three months ended March 31, 2024, an increase of $3.6 million, or 5%. Gross margin was 53% for the three months ended March 31, 2025 compared to 55% for the three months ended March 31, 2024, a decrease of 2%. The decrease in gross margin was driven by increases in bandwidth costs, an increase in depreciation and amortization expense, as well as increased software costs as part of our continued investment in infrastructure and capacity to build out our platform to support future customer traffic.
Operating Expenses

	Three months ended March 31,
	2025	2024	% Change
	(in thousands)
Research and development	$37,429	$38,248	(2)%
Sales and marketing	49,313	49,607	(1)%
General and administrative	28,235	31,639	(11)%
Total operating expenses	$114,977	$119,494	(4)%
Percentage of revenue:
Research and development	26%	29%	(3)%
Sales and marketing	34%	37%	(3)%
General and administrative	20%	24%	(4)%

Research and development
Research and development expenses were $37.4 million for the three months ended March 31, 2025 compared to $38.2 million for the three months ended March 31, 2024, a decrease of $0.8 million, or 2%. The decrease is primarily due to a $1.4 million decrease in stock-based compensation expenses and a $1.4 million decrease in personnel-related costs. The decrease was partially offset by a $1.9 million decrease in capitalized software development costs.
Sales and marketing
Sales and marketing expenses were $49.3 million for the three months ended March 31, 2025 compared to $49.6 million for the three months ended March 31, 2024, a decrease of $0.3 million, or 1%. The decrease is primarily due to $1.2 million decrease in stock-based compensation expenses as well as a $1.2 million decrease in salary expenses partially offset by a $1.2 million increase in commission expenses and a $0.9 million increase in travel and entertainment expenses.
General and administrative
General and administrative costs were $28.2 million for the three months ended March 31, 2025 compared to $31.6 million for the three months ended March 31, 2024, a decrease of $3.4 million, or 11%. The decrease was primarily due to a $2.8 million decrease in stock-based compensation expenses, as well as a $1.3 million decrease in personnel-related costs. The decrease was partially offset by a $0.7 million increase in professional services fees.
Other Income and Expense
Interest income

	Three months ended March 31,
	2025	2024	% Change
	(in thousands)
Interest income	$2,975	$3,848	(23)%
Interest income was $3.0 million for the three months ended March 31, 2025 compared to $3.8 million for the three months ended March 31, 2024, a decrease of $0.8 million, or 23%. This decrease was primarily driven by a decrease in interest rates and investment balance.
Interest expense

	Three months ended March 31,
	2025	2024	% Change
	(in thousands)
Interest expense	$3,173	$579	448%
Interest expense was $3.2 million for the three months ended March 31, 2025 compared to $0.6 million for the three months ended March 31, 2024, an increase of $2.6 million, or 448%. Interest expense increased primarily due to the coupon interest of the 2028 Notes issued in December 2024.
Other expense, net

	Three months ended March 31,
	2025	2024	% Change
	(in thousands)
Other expense, net	$80	$89	(10)%
Other expense, net remained relatively flat at less than $0.1 million for both the three months ended March 31, 2025 and March 31, 2024. The changes were mainly driven by our foreign currency transaction gains and losses between the periods.

Income Taxes

	Three months ended March 31,
	2025	2024	% Change
	(in thousands)
Income tax expense	$691	$347	99%
Income tax expense was $0.7 million for the three months ended March 31, 2025 compared to $0.3 million for the three months ended March 31, 2024, an increase of $0.4 million. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense for the periods were primarily due to foreign tax expense.
Liquidity and Capital Resources
As of March 31, 2025, we had cash, cash equivalents, marketable securities, and restricted cash totaling $307.3 million. Our cash, cash equivalents, and marketable securities primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal bonds, and certificates of deposit. As of March 31, 2025, we did not have any marketable securities classified as non-current.
To date, we have financed our operations primarily through equity issuances, payments received from customers, the net proceeds we received through sales of our debt securities, and proceeds from our convertible notes. Our principal uses of cash in the near term have primarily been around funding our operations, capital expenditures, business acquisitions, and investments, and fulfilling our debt and contractual commitments. We have also entered into longer term commitments to support our operations, including arrangements to directly lease and operate our infrastructure assets and colocation facilities. We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
We believe that our cash and cash equivalents balances, available borrowing capacity under our credit facility, and the cash flows generated by our operations, net of the cash outflows used in our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. We have generated losses from operations in the past and expect to continue to incur operating losses for the foreseeable future due to the investments and strategic initiatives we intend to make to grow our business. Our uses of cash beyond the next twelve months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are uncertain. We may also use our cash to buy back any outstanding debt on our convertible notes or on any future equity issuances.
Senior Secured Credit Facilities Agreement
On February 16, 2021, we entered into a Senior Secured Credit Facilities Agreement (as amended by that certain First Amendment to Credit Agreement, the “Credit Agreement”) with the lenders from time to time party thereto (the “Lenders”) and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative agent, issuing lender and swingline lender, “SVB First Citizens”), which provides for a $100.0 million senior secured revolving credit facility, with a maturity date of February 16, 2024. The loans under the Credit Agreement bear interest at a rate per annum equal to, at our option, the ABR (as defined in the Credit Agreement) or the Adjusted Term SOFR (as defined in the Credit Agreement), in each case, plus a margin based on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement and ranging from 0.75% to 1.00%, in the case of loans bearing interest at ABR, and 1.75% to 2.00%, in the case of loans bearing interest at Adjusted Term SOFR.On February 16, 2024, we entered into the Second Amendment to Credit Agreement with the Lenders and SVB First-Citizens, which, among other things, extended the maturity date of the loans under the Credit Agreement to June 14, 2024. On April 30, 2024, we entered into the Third Amendment to Credit Agreement with the Lenders and SVB First-Citizens, pursuant to which, among other things, we (a) reduced the commitments under the Credit Agreement to $60.0 million, (b) set the interest rate for loans bearing interest at ABR at 1.00% and loans bearing interest at Adjusted Term SOFR at 2.00%, and (c) extended the maturity date under the Credit Agreement to the earliest of (i) April 30, 2027, (ii) so long as any permitted convertible debt is outstanding, on January 30, 2027, unless Net Liquidity as of January 30, 2027 is greater than or equal to $200.0 million (or, if the amount of outstanding permitted convertible debt is less than $35.0 million, $120.0 million), and (iii) so long as any permitted convertible debt is outstanding after January 30, 2027, if Net Liquidity is less than $200.0 million (or, if the amount of outstanding permitted convertible debt is less than $35.0 million, $120.0 million), on such date.

Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1:25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. As of March 31, 2025, we were in compliance with these covenants and we expect to continue to be in compliance for at least the next 12 months. During the three months ended March 31, 2025 and 2024, no amounts were drawn down on the Credit Agreement.
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
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Three months ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$17,288	$11,132
Net cash provided by (used in) investing activities	$(178,885)	$33,684
Net cash provided by (used in) financing activities	$828	$(1,880)
Cash Flows from Operating Activities
For the three months ended March 31, 2025, cash provided by operating activities was $17.3 million, consisting primarily of our net loss of $39.1 million, adjusted for non-cash items of $57.5 million, and net cash flows used in operating assets and liabilities of $1.1 million. The main drivers of the changes in operating assets and liabilities were $5.6 million of operating lease payments, a net decrease of accounts receivable of $4.0 million, primarily due to the timing of cash receipts from our customers, a $3.4 million decrease in accrued expenses due to timing of payments and a $2.1 million decrease in other assets. This was offset by a $9.2 million increase in other liabilities, a $2.6 million increase in accounts payable due to timing of payments, and a $2.2 million increase in prepaid expenses and other current assets.
For the three months ended March 31, 2024, cash provided by operating activities was $11.1 million, consisting primarily of our net loss of $43.4 million, adjusted for non-cash items of $60.6 million, and net cash flows used in operating assets and liabilities of $6.1 million. The main drivers of the changes in operating assets and liabilities were a $7.6 million decrease in operating lease liabilities, a $8.8 million decrease in accrued expenses due to timing of payments, as well as a $2.7 million decrease in prepaid expenses and other current assets. This was offset by a net increase of accounts receivable of $12.0 million, primarily due to the growth of our business and the timing of cash receipts from our customers, and a $2.7 million increase in other liabilities.
Cash Flows from Investing Activities
For the three months ended March 31, 2025, cash used in investing activities was $178.9 million, primarily consisting of $179.5 million purchases of marketable securities, $4.8 million of additions to capitalized internal-use software, and $2.6 million of payments related to purchases of property and equipment to expand our network. The cash outflow was partially offset by $8.0 million of maturities of marketable securities.
For the three months ended March 31, 2024, cash provided by investing activities was $33.7 million, primarily consisting of $99.1 million of maturities and sales of marketable securities. The cash inflow was partially offset by $56.9 million of purchases of marketable securities, $6.8 million of additions to capitalized internal-use software, and $1.6 million of payments related to purchases of property and equipment to expand our network.
Cash Flows from Financing Activities
For the three months ended March 31, 2025, cash provided by financing activities was $0.8 million, primarily consisting of $2.1 million in proceeds from the employee stock purchase plan (“ESPP”) and $0.4 million in proceeds from stock option exercises by our employees. The cash inflow was partially offset by $1.7 million of finance lease payments.
For the three months ended March 31, 2024, cash used in financing activities was $1.9 million, primarily consisting of $4.9 million of finance lease payments. The cash outflow was partially offset by inflow of $2.9 million in proceeds from the ESPP and $0.1 million in proceeds from stock option exercises by our employees.
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations for capital expenditures, purchase obligations for contracts with our cloud infrastructure providers, network service providers, and other vendors, and outstanding debt. There have not been any material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except for those described under Note 6, Note 8, and Note 9 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Except for the goodwill impairment section below, there have been no material updates to our critical accounting estimates disclosure as compared to the critical accounting estimates disclosed in “Management’s Discussion and Analysis – Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

As of October 30, 2024, as part of our annual goodwill impairment test, we performed a fair value assessment of our one single reporting unit by using a combination of income and market approaches and concluded that the estimated fair value of our single reporting unit substantially exceeded its carrying value. As of March 31, 2025, we identified certain triggering events, including a decrease in our stock price and market capitalization. We performed a qualitative assessment and concluded it is not more likely than not that the fair value of our one single reporting unit is less than its carrying amount.

Subsequent to March 31, 2025, our stock price has declined and fluctuated. If our stock price were to trade below book value per share for an extended period of time or we experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including any adverse changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill in subsequent periods.
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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $307.3 million as of March 31, 2025, which primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal bonds, and certificates of deposit. The cash and cash equivalents are held for working capital purposes. Our cash equivalents and our investment portfolio are subject to market risk due to fluctuations in interest rates. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
Currency Exchange Risks
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in their respective foreign currency exchange rates. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2025.
Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness which has been included in "Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We identified deficiencies in the design and operating effectiveness of controls within the revenue process. These deficiencies are related to certain business process controls primarily caused by a lack of sufficiently qualified personnel due to turnover, information technology general controls, including the failure to receive a service auditor’s report for our billing system hosted by a third-party, and insufficient monitoring controls over such third-party service provider. In the aggregate, these deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis, and represent a material weakness.

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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We design our system infrastructure and procure and own or lease the computer hardware used for our platform. Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions on our platform. Moreover, we have experienced and may in the future experience system failures or interruptions in our platform as a result of human error. These outages have resulted and may in the future result in service level agreement claims. Any interruptions or delays in our platform, whether caused by our products or our data centers, third-party error, our own error, natural disasters (such as drought, flooding, wildfires, and storms), or security breaches, whether accidental or willful, could harm our relationships with customers, reduce customers’ usage of our platform, cause our revenue to decrease and our expenses to increase, and divert resources away from product development. Climate change and other environmental or social pressures are expected to increase the frequency and severity of certain events, as well as contribute to chronic changes (such as changes in meteorological and hydrological patterns) that may also result in similar or additional risks. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue service credits or cause customers to fail to renew their customer contracts, any of which could harm our business.
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
We receive a substantial portion of our revenues from a limited number of customers from a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.*
Our future success depends on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 32% and 38% of our revenue in the trailing 12 months ended March 31, 2025 and 2024, respectively. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 9% and 13% of our revenue in the trailing 12 months ended March 31, 2025 and 2024, respectively. In addition, in April 2024, the former administration signed into law a bill that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. The current administration signed an executive order on January 20, 2025 instructing the Attorney General not to enforce the law or impose any penalties against any entity for noncompliance for a period of 75 days and to provide written guidance as to how the law will be implemented. On April 4, 2025, the current administration issued an executive order extending the prior non-enforcement instruction until June 19, 2025. TikTok was one of our largest customers for the three months ended March 31, 2025 and remains a customer of ours. While the full impact of the legislation is unknown, it could eventually lead to a reduction in TikTok’s United States traffic levels which could have a negative impact on our business. We do not know whether or how ByteDance might restructure its business and how that may impact our traffic levels. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ businesses may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
Component delays, shortages or price increases could interrupt our ability to complete the construction of our servers to meet the usage needs of our customers. Our operating results could be materially harmed if we are unable to adequately manage our server needs.*
Our business depends on the timely supply of certain parts and components to construct our servers. We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components, including pricing changes as a result of inflationary pressures. The COVID-19 pandemic caused disruptions and delays for these components and the delivery and installation of such components at our colocation facilities, in addition to pricing increases. In addition, international trade disputes may further disrupt or delay our supply chain for these components or lead to pricing increases. For example, the United States has imposed or indicated an intention to impose tariffs on certain countries which may lead to retaliatory actions such as counter-tariffs and increase production costs and disruptions in our supply chain. If our supply of certain components is further disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components has in the past and may in the future limit capacity expansion or replacement of defective or obsolete equipment, or cause other constraints on our operations that could damage our customer relationships and harm our business.
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
We were founded in 2011 and have experienced net losses and negative cash flows from operations since inception. We have encountered and will continue to encounter risks and difficulties frequently experienced by growth companies in constantly evolving industries, including companies in the technology sector, including the risks described in this Quarterly Report on Form 10-Q. If we do not address these risks successfully, our business may be harmed.
We generated a net loss of $39.1 million for the three months ended March 31, 2025 and we had an accumulated deficit of $1,032.0 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past faced, and will continue to face, increased compliance costs associated with growth and expansion of our customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
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
Our business depends on providing our customers with fast, efficient, and reliable distribution of applications and content over the Internet. In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, proprietary, confidential, and sensitive data, including personal information, intellectual property, trade secrets, and encryption keys, including our data and data of our customers, including their end users (collectively, “Sensitive Information”). Maintaining the security and availability of our platform, network, and internal information technology systems and the security of information we hold on behalf of our customers is a critical issue for us and our customers, and we expend significant resources, and may need to fundamentally change our business activities and continue to modify our practices and operations, in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.
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
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code, malware (including as a result of advanced persistent threat intrusions), denial-of-service (“DDoS”) attacks, account takeover attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, attacks facilitated or enhanced by artificial intelligence (“AI”), loss of data or other information technology assets, adware, telecommunications failures, natural disasters, and other similar threats. For example, we have experienced DDoS attacks of significant size and severity that caused us to invest resources into improving our systems, and we expect to continue to be subject to DDoS and other forms of attacks in the future, particularly as they have become more prevalent in our industry. Similarly, we have been the target of phishing and social engineering schemes that may be designed to, among other things, improperly gain access to our confidential information or fraudulently obtain payments or funds from us. Further, we are not immune from the possibility of a malicious insider compromising our information systems and infrastructure or misappropriating our confidential information.
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
We are, and may in the future be, involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.*
We are, and may in the future be, subject to litigation such as putative class action and stockholder derivative lawsuits brought by stockholders. For example, on May 24, 2024, we and certain of our officers were named as defendants in putative securities class action filed in the United States District Court for the Northern District of California purportedly brought on behalf of holders of our common stock. On November 1, 2024, the lead plaintiff filed an amended complaint. On June 12, 2024 and July 1, 2024, stockholder derivative complaints were filed in the United States District Court for the Northern District of California against certain of our officers and directors based on substantially similar allegations as those in the putative securities class action. These two shareholder derivative actions have been consolidated and stayed pending resolution of our motion to dismiss in the securities class action. On August 23, 2024 and December 20, 2024, substantially similar stockholder derivative complaints were filed against certain of our officers and directors in the United States District Court for the District of Delaware and the Court of Chancery for the State of Delaware. These two shareholder derivative actions have also been stayed pending resolution of our motion to dismiss in the above-referenced putative securities class action. Defendants filed a motion to dismiss the putative securities class action on January 15, 2025. The lead plaintiff filed an opposition to defendants’ motion to dismiss on March 17, 2025. Defendants filed a reply in support of the motion to dismiss on April 30, 2025. We anticipate that we may be a target for lawsuits in the future, as we have been in the past. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
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
Third-party market opportunity estimates and our growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable companies or end users covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenues for us. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow for a variety of reasons, including reasons outside of our control, such as competition in our industry.
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
We have experienced growth in various aspects of our business in prior periods. For example, for the three months ended March 31, 2025 and 2024, our revenue was $144.5 million and $133.5 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three months ended March 31, 2025, the percentage of revenue generated from customers outside the United States was 23% of our total revenue. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of March 31, 2025, approximately 21% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
•potential tariffs and trade barriers;
•limited or insufficient scope, strength, and enforcement of intellectual property rights;
•political instability, economic sanctions, terrorist activities, or international conflicts, including ongoing conflicts between Russia and Ukraine and Hamas and Israel, which may impact the operations of our business or the businesses of our customers;
•inflationary pressures, such as those the global market is currently experiencing, labor shortages, and supply chain disruptions, which may increase costs for certain services;
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, fair value of assets acquired and liabilities assumed for business combinations, useful lives and realizability of long-lived assets including our goodwill and intangible assets, income tax reserves, and accounting for stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

For example, as a result of a sustained decrease in our stock price and market capitalization, we performed an interim qualitative impairment assessment of our goodwill as of March 31, 2025 and concluded it is not more likely than not that the fair value of our one single reporting unit is less than its carrying amount. Therefore, we determined that goodwill was not impaired and no impairment charge was recorded. In addition, we performed our annual goodwill assessment as of October 31, 2024, and concluded it is not more likely than not that the fair value of our one single reporting unit is less than its carrying amount. Therefore, we determined that goodwill was not impaired and no impairment charge was recorded. Further declines in our market capitalization increase the risk that we may be required to perform a quantitative impairment analysis in subsequent periods, which could result in an impairment of up to the entire balance of our goodwill and other intangible assets. Any such impairment charge or write-off may have an adverse effect on our business, financial condition, and results of operation.

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
As detailed in Part I, Item 4 in this Quarterly Report on Form 10-Q, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting for the year ended December 31, 2024. This material weakness relates to deficiencies in our design and operating effectiveness controls within our revenue process, primarily caused by a lack of sufficiently qualified personnel due to turnover. These deficiencies are related to certain business process controls, information technology general controls, including the absence of a service auditor's report for our billing system hosted by a third-party, and insufficient monitoring controls over third-party service providers. In the aggregate, these deficiencies created a reasonable possibility that a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis, and represent a material weakness. This material weakness did not result in a misstatement, but could result in misstatements to our financial statements in the future, if not remediated. While management has developed a remediation plan, we will not be able to conclude whether the steps management is taking will remediate the material weakness until a sustained period of time has passed to allow management to test the design and operational effectiveness of the new controls.
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
GAAP are subject to interpretation by the Financial Accounting Standards Board, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior to and subsequent to such change, and could affect the reporting of transactions completed before the announcement of a change.
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
If the United States government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments, the United States government has expressed concerns about the ability of companies operating in China to do business in the United States or with United States companies. As a result, we could lose the ability to contract with current or potential customers and usage of our platform may decrease by affected customers, which could harm our business and reputation. Even in the absence of new restrictions or trade actions imposed by the United States or other governments, including potential new regulations resulting from the recent presidential and congressional elections in the United States, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business. In April 2024, under the prior administration, a bill was signed into law that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. The current administration issued an executive order on January 20, 2025 instructing the Attorney General not to enforce the law or impose any penalties against any entity for noncompliance for a period of 75 days and to provide written guidance as to how the law will be implemented. On April 4, 2025, the current administration issued an executive order extending the prior non-enforcement instruction until June 19, 2025. TikTok was one of our largest customers for the three months ended March 31, 2025 and remains a customer of ours. While the full impact of the legislation is unknown, it could eventually lead to a reduction in TikTok’s United States traffic levels which could have a negative impact on our business. We do not know whether or how ByteDance might restructure its business and how that may impact our traffic levels.
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
We receive, store, process, collect, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share personal information and other proprietary, confidential, and sensitive data, including intellectual property, trade secrets, encryption keys, and including our data and data of our customers (including their end users). Our handling of data is subject to a variety of obligations related to privacy and data security, contractual obligations, internal and external privacy policies, guidance, industry standards, and other obligations that govern the processing of personal information. Additionally, we are or may become subject to other laws and regulations around the world with respect to the Internet related to, among other things, content liability, security requirements, critical infrastructure designations, Internet resiliency, law enforcement access to information, net neutrality, data localization requirements, and restrictions on social media or other content.
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
Obligations relating to privacy and data security (and customers’ data privacy expectations) are evolving, increasingly stringent, creating uncertainty, and may result in increasing scrutiny. Such obligations may be subject to different applications and interpretations, and which may be inconsistent and conflicting among different jurisdictions. Preparing for and complying with these obligations require us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. Because the interpretation and application of privacy and data security related obligations are uncertain, they may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. We could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Future restrictions on the collection, use, sharing, or disclosure of data or additional requirements for express or implied consent of our customers, partners, or end users for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.

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

Several U.S. federal statutes may apply to us with respect to various activities of our customers, including the Digital Millennium Copyright Act (“DMCA”), which provides recourse for owners of copyrighted material who believe their rights under U.S. copyright law have been infringed on the Internet; and section 230, enacted in the Communications Decency Act (“CDA”), which addresses blocking and screening of content on the Internet. Although these and other similar legal provisions provide limited protections from liability for service providers like us, those protections may not be interpreted in a way that applies to us, may be amended or removed in the future, or may not provide us with complete protection from liability claims. If we are found not to be protected by the safe harbor provisions of the DMCA, CDA, or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, we may owe substantial damages and our brand, reputation, and financial results may be harmed.

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

Unfavorable conditions in our industry or the global economy, rising inflation or reductions in information technology spending could harm our business.*
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, banking instability and recession fears are creating a complex and challenging environment for us and our customers. Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. The U.S. capital markets experienced and continue to experience extreme volatility. While our ability to do business has not been materially affected, the global restrictive measures that have been taken in response to such events, and could be taken in the future, have created significant global economic uncertainty that could prolong and escalate tensions and expand the geopolitical conflict, which could have a lasting impact on regional and global economies, any of which could harm our business and operating results. Further, due to political uncertainty and international military actions, we and the third parties upon which we rely may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to do business. These attacks are expected to continue to occur in the future. Furthermore, inflation rates in the U.S. in the past few years have increased to levels not seen in decades, prompting the Federal Reserve to increase interest rates. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, currency and interest rate fluctuations, political turmoil, natural catastrophes, warfare, public health issues, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a downturn or recession and a decrease in business investments, including spending on information technology, which would harm our business. In addition, international trade disputes may disrupt our supply chain and increase pricing of the equipment components we use to operate our network and provide products to our customers. For example, the United States has imposed or indicated an intention to impose tariffs on certain countries which may lead to retaliatory actions such as counter-tariffs and increase production costs and disruptions in our supply chain. To the extent that our platform and our products are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
Risks Related to Intellectual Property
We could incur substantial costs in protecting or defending our intellectual property and proprietary rights, and any failure to adequately protect our rights could impair our competitive position and we may lose valuable assets, experience reduced revenue, and incur costly litigation to protect our rights.
Our success is dependent, in part, upon protecting our intellectual property and proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions in an effort to establish and protect our intellectual property and proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have issued patents in the United States and other countries and have additional pending patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications or enforce such rights. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and vary by jurisdiction. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary or confidential to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our products may be unenforceable. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products, intellectual property, and proprietary information may increase.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products, intellectual property, and proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our platform.

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
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual property rights. From time to time, we may be required to defend against litigation claims by other companies based on allegations of infringement or other violations of their intellectual property rights. Many of these companies have the capability to dedicate substantially greater resources than us to enforce their intellectual property rights and to defend claims that may be brought against them. Therefore, we may not be able to withstand any such third-party intellectual property claims. In addition, we may be required to defend against litigation claims by patent holding companies or other adverse patent owners that have no relevant product revenue. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop selling products impacted by the claim or injunction or cease business activities covered by such intellectual property, and may be unable to compete effectively. Any inability to license third-party technology in the future would have an adverse effect on our business and operating results, and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers or other third parties in the event of infringement of a third party’s intellectual property rights. We receive demands for such indemnification from time to time and expect to continue to do so. Responding to and defending such claims, regardless of their merit, can be time consuming, costly, distracting to our management and damage our reputation, business, and brand.
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
Historically, our stock price has been volatile. During the year ended December 31, 2024, our stock traded as high as $25.87 per share and as low as $5.52 per share, and from January 1, 2025 to April 30, 2025, our stock price has ranged from $11.14 per share to $4.65 per share. The market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
•potential equity or debt financings;
•changes in the anticipated future size and growth rate of our market; and
•general political, social, economic, regulatory, and market conditions, in both domestic and our foreign markets, including the effects of global events like the war in Ukraine and the more recent hostilities in Israel on the global economy, labor shortages, supply chain disruptions, inflation, increased interest rates, banking instability, and slow or negative growth of our markets.

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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital, which could impact our existing covenants and inhibit our ability to raise future debt. For additional information regarding the conditional conversion feature of the Notes, see Note 8— Debt Instruments.
Future sales and issuances of our capital stock or rights to purchase capital stock could result in dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.
Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. For example, we may issue approximately 9 million shares of our common stock if the Notes convert, subject to customary anti-dilution adjustments. In addition, we may need to secure additional funds for our existing debt obligations, including repayment of the Notes. We may sell common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.

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
As of March 31, 2025, we have outstanding a total of approximately 145 million shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the 2026 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026. The 2028 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to June 1, 2028.
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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Scott Lovett, Chief Revenue Officer (1)	Adoption	2/28/2025	X	—	919,616	—	6/30/2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Scott Lovett, the Company's Chief Revenue Officer, adopted a Rule 10b5-1 Plan on February 28, 2025. Mr. Lovett’s plan provides for the potential sale of up to 919,616 shares of the Company’s Common Stock; provided, however, because certain of Mr. Lovett’s planned sale amounts are equal to a designated percentage of the net number of shares resulting from RSUs vesting, of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, the maximum number of shares to be sold may be less. The plan expires on June 30, 2027, or upon the earlier completion of all authorized transactions under the plan.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	8-K	001-38897	3.1	August 15, 2024
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

May 7, 2025	By:	/s/ Todd Nightingale
Todd Nightingale Chief Executive Officer (Principal Executive Officer)

May 7, 2025	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)