Form 10-Q
period 2025-06-30
Fastly, Inc.
filed 2025-08-06
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, 147.4 million shares of the registrants’ Class A common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$82,487	$286,175
Marketable securities, current	238,721	9,707
Accounts receivable, net of allowance for credit losses of $6,493 and $8,254 as of June 30, 2025 and December 31, 2024, respectively	117,318	115,988
Prepaid expenses and other current assets	26,137	28,325
Total current assets	464,663	440,195
Property and equipment, net	181,770	179,097
Operating lease right-of-use assets, net	54,001	50,433
Goodwill	670,356	670,356
Intangible assets, net	32,814	42,876
Other assets	59,573	68,402
Total assets	$1,463,177	$1,451,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,344	$6,044
Accrued expenses	45,282	41,622
Current debt	188,051	—
Finance lease liabilities, current	80	2,328
Operating lease liabilities, current	23,673	25,155
Other current liabilities	42,373	29,307
Total current liabilities	312,803	104,456
Long-term debt	149,883	337,614
Operating lease liabilities, non-current	48,577	39,561
Other long-term liabilities	9,267	4,478
Total liabilities	520,530	486,109
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	2,012,312	1,958,157
Accumulated other comprehensive loss	(169)	(100)
Accumulated deficit	(1,069,499)	(992,810)
Total stockholders’ equity	942,647	965,250
Total liabilities and stockholders’ equity	$1,463,177	$1,451,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$148,709	$132,371	$293,183	$265,891
Cost of revenue	67,593	59,470	135,269	119,756
Gross profit	81,116	72,901	157,914	146,135
Operating expenses:
Research and development	42,221	35,106	79,650	73,354
Sales and marketing	51,100	52,959	100,413	102,566
General and administrative	24,323	28,433	52,558	60,072
Impairment expense	415	3,137	415	3,137
Total operating expenses	118,059	119,635	233,036	239,129
Loss from operations	(36,943)	(46,734)	(75,122)	(92,994)
Interest income	3,084	3,937	6,059	7,785
Interest expense	(3,164)	(464)	(6,337)	(1,043)
Other income (expense), net	39	193	(41)	104
Loss before income tax expense	(36,984)	(43,068)	(75,441)	(86,148)
Income tax expense	557	661	1,248	1,008
Net loss	$(37,541)	$(43,729)	$(76,689)	$(87,156)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.32)	$(0.53)	$(0.64)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	145,780	137,444	144,539	136,015

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(37,541)	$(43,729)	$(76,689)	$(87,156)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale-securities	(39)	239	(69)	726
Total other comprehensive income (loss)	$(39)	$239	$(69)	$726
Comprehensive loss	$(37,580)	$(43,490)	$(76,758)	$(86,430)

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	144,686	$3	$1,989,108	$(130)	$(1,031,958)	$957,023
Exercise of vested stock options	149	—	279	—	—	279
Vesting of restricted stock units	1,823	—	—	—	—	—
Shares issued under employee stock purchase program	514	—	3,325	—	—	3,325
Stock-based compensation	—	—	19,600	—	—	19,600
Net loss	—	—	—	—	(37,541)	(37,541)
Other comprehensive loss	—	—	—	(39)	—	(39)
Balance at June 30, 2025	147,172	$3	$2,012,312	$(169)	$(1,069,499)	$942,647

	Three months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	136,484	$3	$1,870,503	$(521)	$(878,179)	$991,806
Exercise of vested stock options	48	—	180	—	—	180
Vesting of restricted stock units	1,320	—	—	—	—	—
Shares issued under employee stock purchase program	544	—	4,053	—	—	4,053
Stock-based compensation	—	—	28,638	—	—	28,638
Net loss	—	—	—	—	(43,729)	(43,729)
Other comprehensive income	—	—	—	239	—	239
Balance at June 30, 2024	138,396	$3	$1,903,374	$(282)	$(921,908)	$981,187

	Six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	142,086	$3	$1,958,157	$(100)	$(992,810)	$965,250
Exercise of vested stock options	317	—	687	—	—	687
Vesting of restricted stock units	3,304	—	—	—	—	—
Shares issued under bonus program	951	—	6,898	—	—	6,898
Shares issued under employee stock purchase program	514	—	3,325	—	—	3,325
Stock-based compensation	—	—	43,245	—	—	43,245
Net loss	—	—	—	—	(76,689)	(76,689)
Other comprehensive income	—	—	—	(69)	—	(69)
Balance at June 30, 2025	147,172	$3	$2,012,312	$(169)	$(1,069,499)	$942,647

	Six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	132,992	$3	$1,815,245	$(1,008)	$(834,752)	$979,488
Exercise of vested stock options	119	—	291	—	—	291
Vesting of restricted stock units	2,852	—	—	—	—	—
Shares issued under bonus program	1,889	—	26,849	—	—	26,849
Shares issued under employee stock purchase program	544	—	4,053	—	—	4,053
Stock-based compensation	—	—	56,936	—	—	56,936
Net loss	—	—	—	—	(87,156)	(87,156)
Other comprehensive income	—	—	—	726	—	726
Balance at June 30, 2024	138,396	$3	$1,903,374	$(282)	$(921,908)	$981,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(76,689)	$(87,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	30,129	26,595
Amortization of intangible assets	9,778	9,799
Non-cash lease expense	11,349	11,356
Amortization of debt discount and issuance costs	434	703
Amortization of deferred contract costs	9,697	9,104
Stock-based compensation	51,917	57,969
Deferred income taxes	749	561
Provision for credit losses	1,994	1,346
(Gain) loss on disposals of property and equipment	(43)	444
Amortization of discounts on investments	(1,982)	(2,402)
Impairment expense	415	3,137
Other adjustments	292	(437)
Changes in operating assets and liabilities:
Accounts receivable	(3,324)	5,274
Prepaid expenses and other current assets	2,337	(4,831)
Other assets	(8,171)	(5,024)
Accounts payable	6,021	(240)
Accrued expenses	(1,806)	(6,849)
Operating lease liabilities	(7,888)	(12,012)
Other liabilities	17,877	(1,153)
Net cash provided by operating activities	43,086	6,184
Cash flows from investing activities:
Purchases of marketable securities	(272,926)	(117,197)
Maturities of marketable securities	45,805	176,677
Advance payment for purchase of property and equipment	—	(790)
Purchases of property and equipment	(12,457)	(3,365)
Proceeds from sale of property and equipment	44	24
Capitalized internal-use software	(9,305)	(13,674)
Net cash provided by (used in) investing activities	(248,839)	41,675
Cash flows from financing activities:
Repayments of finance lease liabilities	(2,248)	(9,108)
Payment of deferred consideration for business acquisitions	—	(3,771)
Proceeds from exercise of vested stock options	687	291
Proceeds from employee stock purchase plan	3,371	3,915
Net cash provided by (used in) financing activities	1,810	(8,673)
Effects of exchange rate changes on cash and cash equivalents	255	(61)
Net increase (decrease) in cash and cash equivalents	(203,688)	39,125
Cash and cash equivalents at beginning of period	286,175	108,071
Cash and cash equivalents at end of period	$82,487	$147,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Six months ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,733	$338
Cash paid for income taxes, net of refunds received	$745	$526
Cash paid for finance lease interest	$15	$272
Noncash investing and financing activities:
Property and equipment additions not yet paid in cash or financed	$2,193	$(739)
Capitalized stock-based compensation	$3,487	$5,430
Assets obtained in exchange for operating lease obligations	$2,946	$5,275
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$11,223	$4,238
Deployments of prepaid capital equipment	$6,498	$7,773

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
Recently Issued Accounting Pronouncements
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for more than 10% of the Company's revenue for each of the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, one customer accounted for more than 10% of the Company's accounts receivable. As of December 31, 2024, no customer accounted for more than 10% of the Company's accounts receivable. Affiliated customers that are business units of a single company generated an aggregate of 10% of the Company's revenue for the three months ended June 30, 2025. No affiliated customers that are business units of a single company generated more than 10% of the Company's revenue for the six months ended June 30, 2025. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 11% of the Company's revenue for both the three and six months ended June 30, 2024. The same affiliated customers accounted for an aggregate of 11% of the Company’s accounts receivable balance as of December 31, 2024. No affiliated customers that are business units of a single company accounted for more than 10% of the Company's accounts receivable balance as of June 30, 2025.
3.     Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for both the three and six months ended June 30, 2025 and 2024. The following table presents the Company’s net revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
United States	$112,770	$97,968	$221,541	$196,466
Asia Pacific	16,086	17,322	31,634	36,421
Europe	15,220	12,103	30,156	23,349
All other	4,633	4,978	9,852	9,655
Total revenue	$148,709	$132,371	$293,183	$265,891
The majority of the Company’s revenue is derived from enterprise customers, which are defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the sum of revenue for each customer within the quarter and multiplying it by four. The following table presents the Company's net revenue for enterprise and non-enterprise customers:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Enterprise customers	$139,258	$120,731	$273,949	$242,791
Non-enterprise customers	9,451	11,640	19,234	23,100
Total revenue	$148,709	$132,371	$293,183	$265,891

The Company reports its revenue by three product lines: Network Services, Security, and Other. Network Services include solutions designed to improve performance of websites, apps, application programming interfaces (“APIs”), and digital media. Security includes products designed to protect websites, apps, APIs, and users. Other includes Compute solutions that allow developers to build and deploy modern web applications on Fastly's edge cloud platform and Observability solutions that provide real-time logs, data, and metrics streamed from Fastly's edge platform for actionable insights. The following table presents the Company’s revenue by product line:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Network Services	$114,877	$104,158	$228,106	$210,154
Security	29,267	25,368	55,702	49,968
Other	4,565	2,845	9,375	5,769
Total revenue	$148,709	$132,371	$293,183	$265,891
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
The following table presents the Company’s contract assets and contract liabilities as of June 30, 2025 and as of December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Contract assets	$2,042	$1,072
Contract liabilities	$41,546	$29,585
The following table presents revenue recognized during the three and six months ended June 30, 2025 and 2024 from amounts included in the contract liability at the beginning of the period:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$13,473	$14,254	$20,696	$23,652
Remaining performance obligations
As of June 30, 2025, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $315.1 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. The Company has elected to not provide certain information about its remaining performance obligations for service contracts with an original contract duration of one year or less. As of June 30, 2025, the Company expects to recognize approximately 72% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.

Costs to obtain a contract
As of June 30, 2025 and December 31, 2024, the Company's costs to obtain contracts were as follows:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Deferred contract costs, net	$47,932	$52,583
During the three months ended June 30, 2025 and 2024, the Company recognized $4.8 million and $4.5 million of amortization related to deferred contract costs, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized $9.7 million and $9.1 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.
4.     Investments and Fair Value Measurements
The Company's total cash, cash equivalents and marketable securities consisted of the following:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Cash and cash equivalents:
Cash	$49,796	$52,951
U.S. Treasury securities	2,479	—
Money market funds	25,663	233,224
Municipal securities	1,100	—
Commercial paper	3,449	—
Total cash and cash equivalents(1)	$82,487	$286,175
Marketable securities:
U.S. Treasury securities	$82,356	$—
Corporate notes and bonds	74,156	6,008
Commercial paper	80,810	3,699
Certificates of deposit	400	—
Agency bonds	999	—
Total marketable securities, current(2)	$238,721	$9,707
Total cash and cash equivalents and marketable securities	$321,208	$295,882
(1) The Company’s cash equivalents include investments with an original maturity date of three months or less.
(2) The Company classifies its marketable securities as current, where it intends to hold the securities for less than 12 months.

The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to cash equivalents and available-for-sale securities on the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$25,663	$—	$—	$25,663
U.S. Treasury securities	2,479	—	—	2,479
Commercial paper	3,449	—	—	3,449
Municipal Securities	1,100	—	—	1,100
Marketable securities:
U.S. Treasury securities	82,385	2	(31)	82,356
Corporate notes and bonds	74,182	2	(28)	74,156
Commercial paper	80,841	1	(32)	80,810
Certificates of deposit	400	—	—	400
Agency bond	999	—	—	999
Total available-for-sale investments	$271,498	$5	$(91)	$271,412

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$233,224	$—	$—	$233,224
Marketable securities:
Corporate notes and bonds	6,005	3	—	6,008
Commercial paper	3,699	—	—	3,699
Total available-for-sale investments	$242,928	$3	$—	$242,931
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into other income (expense), net as of June 30, 2025 and December 31, 2024. For the three and six months ended June 30, 2025 and 2024, the Company did not record any impairment charges for its marketable debt securities in its condensed consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis.
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
The Company measures its cash equivalents and marketable securities at fair value. The Company classifies its cash equivalents and marketable securities within Level 1 or Level 2 because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$25,663	$—	$—	$25,663
U.S. Treasury securities	—	2,479	—	2,479
Commercial paper	—	3,449	—	3,449
Municipal securities	—	1,100	—	1,100
Total cash equivalents	25,663	7,028	—	32,691
Marketable securities:
U.S. Treasury securities	—	82,356	—	82,356
Corporate notes and bonds	—	74,156	—	74,156
Commercial paper	—	80,810	—	80,810
Certificates of deposit	—	400	—	400
Agency bonds	—	999	—	999
Total marketable securities	—	238,721	—	238,721
Total financial assets	$25,663	$245,749	$—	$271,412

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$233,224	$—	$—	$233,224
Total cash equivalents	233,224	—	—	233,224
Marketable securities:
Corporate notes and bonds	—	6,008	—	6,008
Commercial paper	—	3,699	—	3,699
Total marketable securities	—	9,707	—	9,707
Total financial assets	$233,224	$9,707	$—	$242,931

The Company had no restricted cash as of either June 30, 2025 and December 31, 2024.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and six months ended June 30, 2025 and 2024.
5.     Balance Sheet Information
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Computer and networking equipment	$255,388	$237,148
Leasehold improvements	8,181	8,139
Furniture and fixtures	2,401	2,153
Office equipment	1,219	1,218
Internal-use software	136,510	123,849
Property and equipment, gross	$403,699	$372,507
Accumulated depreciation and amortization	(221,929)	(193,410)
Property and equipment, net	$181,770	$179,097
During both the three and six months ended June 30, 2024, the Company recognized a non-recurring impairment charge of $1.8 million related to an internal-use software project the Company does not plan to continue with and therefore abandoned. These impairment charges are included within the impairment expense line in the Company's condensed consolidated statements of operations. The Company did not recognize any material impairment on its internal-use software for either of the three and six months ended June 30, 2025.
Depreciation on property and equipment for the three months ended June 30, 2025 and 2024 was approximately $15.0 million and $13.3 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $5.4 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively.
Depreciation on property and equipment for the six months ended June 30, 2025 and 2024 was approximately $30.1 million and $26.6 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $11.0 million and $7.9 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025 and December 31, 2024, the unamortized balance of capitalized internal-use software costs on the Company’s condensed consolidated balance sheets was approximately $81.1 million and $79.5 million, respectively.
The Company leases certain networking equipment from various third parties through equipment finance leases. The Company’s networking equipment assets as of both June 30, 2025 and December 31, 2024 included a total of $73.2 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the associated networking equipment assets under finance leases totaled $58.2 million and $52.2 million as of June 30, 2025 and December 31, 2024, respectively.

Other Assets
Other assets consisted of the following:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Deferred contract costs, net	$47,932	$52,583
Advance payment for purchase of property and equipment	2,700	9,837
Other assets	8,941	5,982
Total other assets	$59,573	$68,402
Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Accrued compensation and related benefits	$9,505	$12,700
Accrued bonus	12,247	6,566
Accrued colocation and bandwidth costs	15,147	15,317
Other tax liabilities	4,540	4,266
Other accrued expenses	3,843	2,773
Total accrued expenses	$45,282	$41,622
Other Current Liabilities
Other current liabilities consisted of the following:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Deferred revenue	$34,356	$26,511
Accrued computer and networking equipment	704	743
Other current liabilities	7,313	2,053
Total other current liabilities	$42,373	$29,307

Accumulated Other Comprehensive Loss
For the three and six months ended June 30, 2025 and 2024, components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Loss
Balance, March 31, 2025	$(12)	$(118)	$(130)
Other comprehensive loss	—	(39)	(39)
Balance, June 30, 2025	$(12)	$(157)	$(169)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Loss
Balance, March 31, 2024	$(12)	$(509)	$(521)
Other comprehensive income	—	239	239
Balance, June 30, 2024	$(12)	$(270)	$(282)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(12)	$(88)	$(100)
Other comprehensive loss	—	(69)	(69)
Balance, June 30, 2025	$(12)	$(157)	$(169)

	Foreign Currency Translation	Available-for-sale investments	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(12)	$(996)	$(1,008)
Other comprehensive income	—	726	726
Balance, June 30, 2024	$(12)	$(270)	$(282)
There were no material reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2025 and 2024. Additionally, there was no material tax impact on the amounts presented.
6.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases), and finance leases for networking equipment. The Company’s operating leases have remaining lease terms ranging from less than 1 year to 9 years, some of which include options to extend the leases. The Company’s finance leases have remaining lease terms less than 1 year. During the three months ended June 30, 2025, the Company has extended the lease term of its corporate headquarters to July of 2034. The Company also subleases a portion of its corporate office spaces. The Company’s subleases have remaining lease terms ranging from less than 1 year to 5 years. The Company’s sublease income was $0.2 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. The Company’s sublease income was $0.4 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.

The components of lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease costs:
Operating lease cost	$6,719	$6,832	$13,301	$13,438
Variable lease cost	5,154	3,981	10,127	8,228
Total operating lease costs	$11,873	$10,813	$23,428	$21,666

Finance lease costs:
Amortization of assets under finance lease	$2,974	$3,440	$5,992	$7,035
Interest	3	110	15	272
Total finance lease costs	$2,977	$3,550	$6,007	$7,307
The short-term lease costs were not material for either of the three and six months ended June 30, 2025 and 2024.
During both the three and six months ended June 30, 2024, the Company recognized a non-recurring impairment charge of $1.3 million related to right-of-use assets mainly due to the Company exiting a certain office facility. This impairment charge is included within the impairment expense line in the Company's condensed consolidated statements of operations. The Company did not recognize any material impairment on its operating lease right-of-use assets for either of the three and six months ended June 30, 2025.

	As of June 30, 2025	As of December 31, 2024
Weighted Average Remaining Lease Term (in years):
Operating leases	4.61	2.84
Finance leases	0.10	0.32

Weighted Average Discount Rate:
Operating leases	7.11%	6.36%
Finance leases	4.62%	4.67%
Future minimum lease payments under non-cancellable leases as of June 30, 2025 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2025	$15,247	$80
2026	23,380	—
2027	17,265	—
2028	8,555	—
2029	5,795	—
Thereafter	19,757	—
Total future minimum lease payments	$89,999	$80
Less: imputed interest	(15,120)	—
Total liability	$74,879	$80
As of June 30, 2025, the Company has undiscounted commitments of $2.6 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in the third quarter of 2025 with lease terms of up to 3 years.

7.     Goodwill and Intangible Assets
Goodwill
As of June 30, 2025 and December 31, 2024, the Company’s goodwill was $670.4 million. During the three months ended June 30, 2025, the Company identified certain triggering events, including a decrease in its stock price and market capitalization. The Company then assessed the fair value of its reporting unit by using a combination of income and market approaches and concluded that the estimated fair value still substantially exceeded the carrying value. The Company did not record an impairment charge on goodwill during either of the three and six months ended June 30, 2025 and 2024.
Intangible Assets, net
As of June 30, 2025 and December 31, 2024, the Company’s intangible assets consisted of the following:

	As of June 30, 2025			As of December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,100	$(41,028)	$28,072	$69,860	$(37,364)	$32,496
Developed technology	49,500	(47,025)	2,475	50,130	(42,482)	7,648
Trade names	—	—	—	3,910	(3,694)	216
Internet protocol addresses	4,984	(2,717)	2,267	4,984	(2,468)	2,516
Total intangible assets	$123,584	$(90,770)	$32,814	$128,884	$(86,008)	$42,876
The Company’s customer relationships, developed technology, trade names, and internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $4.9 million for both the three months ended June 30, 2025 and 2024. Amortization expense was $9.8 million for both the six months ended June 30, 2025 and 2024.
The Company did not purchase any intangible assets during either of the three or six months ended June 30, 2025 and 2024.
The Company recorded an impairment charge of $0.3 million for the three and six months ended June 30, 2025 related to the write-off of intangible assets no longer in use. The Company did not record an impairment charge on its intangible assets during either of the three and six months ended June 30, 2024.
The expected amortization expense of intangible assets subject to amortization as of June 30, 2025 is as follows:

As of June 30, 2025
(in thousands)
Remainder of 2025	$7,043
2026	9,064
2027	9,051
2028	6,891
2029	378
Thereafter	387
Total	$32,814
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
Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. In addition, the Company’s Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated adjusted quick ratio of at least 1.25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if the Company’s consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. The Credit Agreement requires the Company to comply with various affirmative and negative covenants, and contains customary events of default.
As of June 30, 2025, the Company was in compliance with all of the Credit Agreement’s covenants. During the three and six months ended June 30, 2025 and 2024, no amounts were drawn down on the Credit Agreement. As of June 30, 2025 and December 31, 2024, no amounts were outstanding under the Credit Agreement.
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
The Company may not redeem the 2026 Notes prior to March 20, 2024. On or after March 20, 2024, the Company may redeem for cash, all or any portion of the 2026 Notes, at the Company’s option, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, if the last reported sale price of the Company’s Class A common stock (the "common stock") has been at least 130% of the conversion price for the 2026 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is provided for the 2026 Notes.
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
As of June 30, 2025, the conversion conditions had not been met and therefore the 2026 Notes were not yet convertible.
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
The Company classified the 2026 Notes as current debt on the Company’s condensed consolidated balance sheet as of June 30, 2025, which is within one year of maturity of the 2026 Notes.
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

Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 50.6586 shares of common stock per $1,000 principal amount of 2028 Notes, equivalent to an initial conversion price of approximately $19.74 per share of common stock. The conversion rate is subject to adjustment as described in the indenture governing the 2028 Notes but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the 2028 Notes, the Company will, in certain circumstances, increase the conversion rate of the 2028 Notes for a holder who elects to convert its 2028 Notes, in connection with such a corporate event.

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
As of June 30, 2025, the conversion conditions had not been met and therefore the 2028 Notes were not yet convertible.

The following table reflects the carrying values of the long-term debt as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)	(in thousands)
Convertible Senior notes (effective interest rate of 0.38% for the 2026 Notes and an effective interest rate of 7.77% for the 2028 Notes)
Principal amount	$338,594	$338,594
Less: unamortized debt issuance costs	(659)	(980)
Less: current portion of long-term debt	(188,052)	—
Long-term debt, less current portion	$149,883	$337,614
For the three months ended June 30, 2025 and 2024, interest expense related to the Company’s debt obligations was $3.2 million and $0.4 million, respectively. For the six months ended June 30, 2025 and 2024, interest expense related to the Company’s debt obligations was $6.3 million and $0.8 million, respectively. As of June 30, 2025 and December 31, 2024, the total estimated fair value of the Notes was $328.8 million and $327.7 million, respectively.
9.     Commitments and Contingencies
Purchase Commitments
As of June 30, 2025, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, fixed asset vendors, Internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.
Aside from the Company’s finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 6—Leases, the minimum future commitments related to the Company's purchase commitments as of June 30, 2025 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
Remainder of 2025	$34,709	$8,089	$42,798
2026	37,437	13,378	50,815
2027	10,663	6,372	17,035
2028	120	201	321
2029	18	—	18
Thereafter	—	—	—
Total	$82,947	$28,040	$110,987
Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In some of these jurisdictions the Company is subject to indirect taxes, such as sales and use taxes, and may be subject to certain other taxes. In accordance with GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The Company has accrued $4.5 million and $4.3 million as of June 30, 2025 and December 31, 2024, respectively, for sales and use tax. These estimates are based on several key assumptions, including the taxability of the Company’s operations and the jurisdictions in which the Company believes it has nexus. In the event these jurisdictions challenge the Company’s assumptions and analysis, its actual exposure could differ materially from its current estimates.

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
As of June 30, 2025, the Company has not recorded any significant accruals for loss contingencies associated with the above mentioned lawsuits as it does not believe an outcome resulting in a loss is probable. It will accrue for loss contingencies if it becomes both probable that it will incur a loss and if the Company can reasonably estimate the amount or range of the loss.

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
10.     Stockholders' Equity
Equity Incentive Plans
The Company maintains five equity incentive plans: the 2019 Equity Incentive Plan (the “2019 Plan”), 2011 Equity Incentive Plan (“2011 Plan”), Employee Stock Purchase Plan, the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”), and the 2025 Employment Inducement Incentive Plan (the "2025 Inducement Plan"). The 2019 Plan became effective in May 2019 and replaced the 2011 Plan. The Company’s 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock units, performance-based stock awards, and other forms of equity compensation, which are collectively referred to as stock awards to its employees, directors, and consultants. The Signal Plan includes 251,754 registered shares which can be exercised to purchase shares of Fastly’s common stock.
As of June 30, 2025 and December 31, 2024, there were 7.2 million and 6.9 million shares of common stock available for issuance under the 2019 Plan, respectively. As of June 30, 2025 and December 31, 2024, 147.2 million and 142.1 million shares of common stock were issued and outstanding, respectively. As of June 30, 2025 a total of 2,000,000 shares were available for grant under the 2025 Inducement Plan, and no shares were issued and outstanding.
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

The following table summarizes stock option activity during the six months ended June 30, 2025:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding stock options at December 31, 2024	2,364	$8.60	4.3	$7,592
Granted	—	—
Exercised	(317)	2.17
Cancelled/forfeited	(224)	4.22
Outstanding stock options at June 30, 2025	1,823	10.25	4.7	$1,793
Vested and exercisable stock options at June 30, 2025	1,484	8.83	3.9	$1,793
During the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense from stock options of approximately $0.4 million and $0.5 million, respectively.
During the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense from stock options of approximately $0.8 million and $1.1 million, respectively.
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
The following table summarizes RSU activity during the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2024	11,982	$13.06
Granted	9,631	6.05
Vested	(4,123)	12.73
Cancelled/forfeited	(1,901)	11.12
Unvested RSUs as of June 30, 2025	15,589	$9.05
During the three months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense related to RSUs of $21.7 million and $25.9 million, respectively.
During the six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense related to RSUs of $43.5 million and $50.5 million, respectively.

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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2024	1,089	$13.21
Granted	1,151	6.82
Vested	(131)	14.69
Cancelled/forfeited	(1,270)	10.98
Nonvested PSUs as of June 30, 2025	839	$7.59
During the three months ended June 30, 2025 and 2024, the Company recognized $0.4 million of stock-based compensation benefit and $0.7 million of stock-based compensation expense associated with these awards, respectively.
During the six months ended June 30, 2025 and 2024, the Company recognized $0.4 million and $2.0 million of stock-based compensation expense associated with these awards, respectively.
Company-wide Bonus Programs (“Bonus Programs”)
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
During the three months ended June 30, 2025, the Company recognized $8.6 million of stock-based compensation expense associated with the Bonus Programs. The Company did not recognize any stock-based compensation expense associated with the Bonus Programs in the three months ended June 30, 2024. During the six months ended June 30, 2025 and 2024, the Company recognized $12.3 million and $6.5 million of stock-based compensation expense associated with the Bonus Programs, respectively.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested MPSUs as of December 31, 2024	1,313	$6.45
Granted	—	—
Vested	—	—
Cancelled/forfeited	(978)	6.39
Nonvested MPSUs as of June 30, 2025	335	$6.63
Stock-based compensation expense relating to the MPSUs are recognized using the accelerated attribution method over the derived service period.
During the three months ended June 30, 2025 and 2024, the Company recognized $2.7 million of stock-based compensation benefit and $0.7 million of stock-based compensation expense associated with these awards, respectively.
During the six months ended June 30, 2025 and 2024, the Company recognized $2.3 million of stock-based compensation benefit and $1.5 million of stock-based compensation expense associated with these awards, respectively.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested rTSR PSUs as of December 31, 2024	—	$—
Granted	272	14.15
Vested	—	—
Cancelled/forfeited	(109)	13.47
Nonvested rTSR PSUs as of June 30, 2025	163	$14.60

For the three months ended June 30, 2025, the Company recognized $0.2 million of stock-based compensation expense associated with these awards. For the six months ended June 30, 2025, the Company recognized $0.3 million of stock-based compensation expense associated with these awards.
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
During the three months ended June 30, 2025 and 2024 the Company recognized $0.4 million and $0.7 million in stock-based compensation expense related to the ESPP, respectively. During the six months ended June 30, 2025 and 2024 the Company recognized $0.5 million and $2.0 million in stock-based compensation expense related to the ESPP, respectively.
During each of the three and six months ended June 30, 2025 and June 30, 2024, 0.5 million shares of the Company’s common stock was purchased under the offering period that commenced in November of the previous year.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$2,573	$2,044	$4,512	$4,823
Research and development	11,755	7,983	20,648	18,306
Sales and marketing	8,176	7,058	14,869	14,901
General and administrative	3,831	9,063	11,888	19,939
Total stock-based compensation expense	$26,335	$26,148	$51,917	$57,969
For the three months ended June 30, 2025 and 2024, the Company capitalized $1.9 million and $2.5 million of stock-based compensation expense, respectively. For the six months ended June 30, 2025 and 2024, the Company capitalized $3.6 million and $5.4 million of stock-based compensation expense, respectively.
The Company recognized $8.6 million of stock-based compensation expense associated with liability classified awards related to the Bonus Programs in the three months ended June 30, 2025. The Company did not recognize any stock-based compensation expense associated with the liability classified awards related to the Bonus Programs in the three months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, the Company recognized $12.3 million and $6.5 million of stock-based compensation expense associated with liability-classified awards related to the Bonus Programs.
11.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(37,541)	$(43,729)	$(76,689)	$(87,156)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	145,780	137,444	144,539	136,015
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.32)	$(0.53)	$(0.64)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	As of June 30,
	2025	2024
	(in thousands)
Stock options	1,823	2,584
RSUs	15,589	13,657
PSUs	839	1,174
MPSUs	335	1,313
rTSR PSUs	163	—
Shares issuable pursuant to the ESPP	649	594
Convertible senior notes (if-converted)	9,433	3,370
Total	28,831	22,692
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
The Company continues to maintain a full valuation allowance on the Company’s U.S. Federal and state net deferred tax assets. The tax expense for the three and six months ended June 30, 2025 and 2024 was primarily due to foreign tax expense.
In the three months ended June 30, 2025 and 2024, the Company recorded income tax expense of $0.6 million and $0.7 million, respectively. In the six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $1.2 million and $1.0 million, respectively.

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
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3—Revenue for more information on net revenue by geographic area.
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
United States	$171,022	$169,285
All other countries	64,749	60,245
Total long-lived assets	$235,771	$229,530
14.     Subsequent Events
On August 6, 2025, the Company announced that it had appointed Richard Wong as Chief Financial Officer, effective as of August 11, 2025 (the “CFO Transition Date”). The Company has hired Mr. Wong as Senior Advisor to the Chief Executive Officer, effective as of August 7, 2025, and Mr. Wong will serve in that role until the CFO Transition Date. In connection with Mr. Wong’s appointment, Ronald W. Kisling will cease serving as the Company’s Chief Financial Officer on the CFO Transition Date, but will remain employed with the Company in an advisory capacity through September 15, 2025 to provide transition assistance.
The Company has entered into a letter agreement with Mr. Wong (the “Wong Offer Letter”), providing for his appointment as Chief Financial Officer. Under the Wong Offer Letter, Mr. Wong will be paid an annual base salary of $450,000 and, as a material inducement for him to commence employment, be granted an RSU award having an aggregate value of $8,000,000, determined in accordance with Company policy. The RSU grant will vest as to 25% of the RSUs initially subject to the RSU award on August 15, 2026 and as to 1/16th of the RSUs initially subject to the RSU award on each quarterly anniversary thereof thereafter, such that the RSU award will be fully vested on August 15, 2029, in each case, subject to Mr. Wong’s continued employment through the applicable vesting dates. The RSU award will be subject to the provisions of the Company’s 2025 Employee Inducement Incentive Plan. Pursuant to the terms of the Company’s 2025 Bonus Plan, as previously approved by the Board, Mr. Wong will be eligible to receive a pro-rated bonus for 2025 performance with a target amount of 70% of his base salary, payable in the form of RSUs. Beginning in 2026, Mr. Wong will be eligible for an annual performance-based bonus, with a target amount equal to 70% of his base salary, pursuant to the Company’s bonus plan, which will be paid in either cash or equity at the determination of the Board. Mr. Wong will be eligible to participate in the Company’s 2022 Change in Control and Severance Benefit Plan, a copy of which was filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2025.

The Company has entered into an agreement (the “Transition and Separation Agreement”) with Mr. Kisling which provides for Mr. Kisling’s transition as well as severance benefits that are generally consistent with the terms of the Company’s

Executive Change in Control and Severance Benefit Plan (the “Severance Plan”). In exchange for a release of claims by Mr. Kisling and reaffirmation of his obligations under an employee confidential information and invention assignment agreement, Mr. Kisling will be entitled to (i) an amount equal to nine months of his base salary payable in a lump sum and (ii) 75% of Mr. Kisling’s target annual bonus for fiscal year 2025 payable in a lump sum, less withholdings and deductions. Mr. Kisling will also be entitled to (a) accelerated vesting of all outstanding restricted stock units, including performance stock units that are no longer subject to performance-vesting conditions, that would have vested if he had remained an employee for an additional 12 months after the Separation Date, (b) pro-rata and accelerated vesting of the 2025 Operational PSU Award (as defined in the Transition and Separation Agreement), based on actual performance to be measured in early 2026, (c) pro-rata and accelerated vesting of the 2025 rTSR PSU Award (as defined in the Transition and Separation Agreement), based on actual performance through the earlier of February 26, 2028 or a change in control, and (d) vesting of the Stock Price Hurdle PSUs (as defined in the Transition and Separation Agreement) in the event the relevant stock prices are achieved on or prior to September 15, 2026.

If the Company terminates Mr. Kisling’s employment for “cause” or Mr. Kisling resigns without “good reason,” each as defined in the Severance Plan, prior to September 15, 2025, Mr. Kisling will not be entitled to any of the severance benefits described above and will immediately forfeit all outstanding and unvested equity awards.

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
Overview
Organizations around the world are more dependent on the quality of digital experiences they provide than ever before. At Fastly, we deliver an edge cloud platform capable of delivering fast, safe, and engaging digital experiences. By focusing holistically on the edge cloud from developer inspiration to end-user experience, we have the opportunity to differentiate with our global footprint, dynamic infrastructure, and security solutions. Performance, security, and building the most engaging applications are paramount to driving mission success for Fastly’s customers.
The edge cloud is a category of Infrastructure as a Service (“IaaS”) that enables developers to build, secure, and deliver digital experiences at the edge of the Internet. This service represents the convergence of the Content Delivery Network (“CDN”) with functionality that has been traditionally delivered by hardware-centric appliances such as Application Delivery Controllers (“ADC”), Web Application Firewalls (“WAF”), Bot Detection, Distributed Denial of Service (“DDoS”), and Observability solutions. It also includes the emergence of a new, but growing, edge computing market which aims to move compute power and logic as close to the end user as possible. When milliseconds matter, processing at the edge is an ideal way to handle highly dynamic and time-sensitive data. This has led to its acceptance and adoption by organizations who monetize or grow their user base with every millisecond saved. Organizations that want to improve their user experience, whether it’s faster loading websites or reduced shopping cart abandonment, can benefit from processing at the edge. The edge cloud complements data center, central cloud, and hybrid solutions.
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
For the three months ended June 30, 2025 and 2024, our revenue was $148.7 million and $132.4 million, respectively, an increase of 12%. For the six months ended June 30, 2025 and 2024, our revenue was $293.2 million and $265.9 million, respectively, an increase of 10%. For the three months ended June 30, 2025 and 2024, we incurred a net loss of $37.5 million and $43.7 million, respectively. For the six months ended June 30, 2025 and 2024, we incurred a net loss of $76.7 million and $87.2 million, respectively.
Our 10 largest customers generated an aggregate of 32% and 37% of our revenue in the trailing 12 months ended June 30, 2025 and 2024, respectively.
No single customer accounted for more than 10% of our revenue for both the three and six months ended June 30, 2025 and 2024. Affiliated customers that are business units of a single company generated an aggregate of 10% of our revenue for the three months ended June 30, 2025. No affiliated customers that are business units of a single company generated more than 10% of our revenue for the six months ended June 30, 2025. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 11% of our revenue for both the three and six months ended June 30, 2024.
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
In addition, we cannot be certain what actions the United States or another country’s government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. And any such governmental action could have a negative impact on our business. In April 2024, under the prior administration, a bill was signed into law that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. The current administration issued an executive order on January 20, 2025 instructing the Attorney General not to enforce the law or impose any penalties against any entity for noncompliance for a period of 75 days and to provide written guidance as to how the law will be implemented. As of June 19, 2025, the current administration extended the prior non-enforcement instructions until September 17, 2025. TikTok was one of our largest customers for the three and six months ended June 30, 2025 and remains a customer of ours. While the full impact of the legislation is unknown, it could eventually lead to a reduction in TikTok’s United States traffic levels which could have a negative impact on our business. We do not know whether or how ByteDance might restructure its business and how that may impact our traffic levels.
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
We are closely monitoring the unfolding events of the Russian invasion of Ukraine, as well as the more recent hostilities in the Middle East, and their global impacts. While the conflicts are still evolving and the outcomes remain highly uncertain, we do not believe the Russia-Ukraine, Israel-Hamas, or other conflicts will have a material impact on our business and results of operations. We do not have Points of Presence (“POPs”) in Russia, Ukraine, or Israel. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. If such conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended June 30, 2025 and 2024, our research and development expenses as a percentage of revenue were 28% and 27%, respectively. For the six months ended June 30, 2025 and 2024, our research and development expenses as a percentage of revenue were 27% and 28%, respectively. Our research and development expenses in each period are impacted by the amount of software development costs that meet the criteria for capitalization. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities.
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

	As of June 30,
	2025	2024
Total Customer Count	3,097	3,295
Enterprise Customer Count	622	601
Last-twelve Months Net Retention Rate (“LTM NRR”)	104.4%	109.6%

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
In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. We operate globally and as a result, the success of our ability to retain our customers is also affected by general economic and market conditions around the world. As of June 30, 2025 and 2024, we had 3,097 and 3,295 customers, respectively.
Enterprise Customer Count
Historically our revenue has been driven primarily by a subset of our customers, our enterprise customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success. Our enterprise customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of June 30, 2025, we had 622 of such enterprise customers which generated 94% of the total annualized current quarter revenue for our total customers for the three months ended June 30, 2025. As of June 30, 2024, we had 601 of such enterprise customers which generated 91% of the total annualized current quarter revenue for our total customers for the three months ended June 30, 2024.
Last-Twelve Months Net Retention Rate
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. LTM NRR allows us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended June 30, 2025 and 2024 our LTM NRR was 104.4% and 109.6%, respectively.
Remaining Performance Obligations (“RPO”)
RPO represent future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. As of June 30, 2025, the aggregate amount of the transaction price in our contracts allocated to RPO that were unsatisfied or partially unsatisfied was $315.1 million.
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
Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$148,709	$132,371	$293,183	$265,891
Cost of revenue	67,593	59,470	135,269	119,756
Gross profit	81,116	72,901	157,914	146,135
Operating expenses:
Research and development	42,221	35,106	79,650	73,354
Sales and marketing	51,100	52,959	100,413	102,566
General and administrative	24,323	28,433	52,558	60,072
Impairment expense	415	3,137	415	3,137
Total operating expenses	118,059	119,635	233,036	239,129
Loss from operations	(36,943)	(46,734)	(75,122)	(92,994)
Interest income	3,084	3,937	6,059	7,785
Interest expense	(3,164)	(464)	(6,337)	(1,043)
Other income (expense), net	39	193	(41)	104
Loss before income tax expense	(36,984)	(43,068)	(75,441)	(86,148)
Income tax expense	557	661	1,248	1,008
Net loss attributable to common stockholders	$(37,541)	$(43,729)	$(76,689)	$(87,156)

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	45	45	46	45
Gross profit	55	55	54	55
Operating expenses:
Research and development	28	27	27	28
Sales and marketing	34	40	34	39
General and administrative	16	21	18	23
Impairment expense	—	2	—	1
Total operating expenses	78	90	79	91
Loss from operations	(23)	(35)	(25)	(36)
Interest income	2	3	2	3
Interest expense	(2)	—	(2)	—
Other income (expense), net	—	—	—	—
Loss before income tax expense	(23)	(32)	(25)	(33)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	(23)%	(32)%	(25)%	(33)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Network Services	$114,877	$104,158	10%	$228,106	$210,154	9%
Security	29,267	25,368	15%	55,702	49,968	11%
Other	4,565	2,845	60%	9,375	5,769	63%
Total revenue	$148,709	$132,371	12%	$293,183	$265,891	10%
Percentage of revenue:
Network Services	77%	79%	(2)%	78%	79%	(1)%
Security	20%	19%	1%	19%	19%	—%
Other	3%	2%	1%	3%	2%	1%

Revenue was $148.7 million for the three months ended June 30, 2025, compared to $132.4 million for the three months ended June 30, 2024, an increase of $16.3 million, or 12%. Revenue was $293.2 million for the six months ended June 30, 2025, compared to $265.9 million for the six months ended June 30, 2024, an increase of $27.3 million, or 10%.
In both the three and six months ended June 30, 2025 and 2024, approximately 95% of our revenue was driven by usage on our platform. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Network Services revenue was $114.9 million for the three months ended June 30, 2025, compared to $104.2 million for the three months ended June 30, 2024, an increase of $10.7 million, or 10%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $29.3 million for the three months ended June 30, 2025, compared to $25.4 million for the three months ended June 30, 2024, an increase of $3.9 million, or 15%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue. Other revenue was $4.5 million for the three months ended June 30, 2025, compared to $2.8 million for the three months ended June 30, 2024, an increase of $1.7 million, or 60%. The increase in Other revenue was primarily driven by further adoption of our Compute solutions.
Network Services revenue was $228.1 million for the six months ended June 30, 2025, compared to $210.2 million for the six months ended June 30, 2024, an increase of $17.9 million, or 9%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $55.7 million for the six months ended June 30, 2025, compared to $50.0 million for the six months ended June 30, 2024, an increase of $5.7 million, or 11%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue. Other revenue was $9.4 million for the six months ended June 30, 2025, compared to $5.8 million for the six months ended June 30, 2024, an increase of $3.6 million, or 63%. The increase in Other revenue was primarily driven by further adoption of our Compute solutions.
U.S. revenue was $112.8 million, or 76% of revenue, for the three months ended June 30, 2025, compared to $98.0 million, or 74% of revenue, for the three months ended June 30, 2024. This represents an increase of $14.8 million, or 15%. International revenue was $35.9 million, or 24% of revenue, for the three months ended June 30, 2025, compared to $34.4 million, or 26%, of revenue for the three months ended June 30, 2024. This represents an increase of $1.5 million, or 4%.
U.S. revenue was $221.5 million, or 76% of revenue, for the six months ended June 30, 2025, compared to $196.5 million, or 74% of revenue, for the six months ended June 30, 2024. This represents an increase of $25.0 million, or 13%. International revenue was $71.6 million, or 24% of revenue, for the six months ended June 30, 2025, compared to $69.4 million, or 26%, of revenue for the six months ended June 30, 2024. This represents an increase of $2.2 million, or 3%.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Cost of revenue	$67,593	$59,470	14%	$135,269	$119,756	13%
Cost of revenue was $67.6 million for the three months ended June 30, 2025 compared to $59.5 million for the three months ended June 30, 2024, an increase of $8.1 million, or 14%. The increase was primarily due to a $4.0 million increase in bandwidth costs, a $1.7 million increase in depreciation and amortization expense as a result of increased investments in our platform, as well as a $1.2 million increase in software costs. The increase was also due to a $1.0 million increase in colocation costs and a $0.5 million increase in stock-based compensation expense. The increase was partially offset by a $0.5 million decrease in personnel-related costs.
Cost of revenue was $135.3 million for the six months ended June 30, 2025 compared to $119.8 million for the six months ended June 30, 2024, an increase of $15.5 million, or 13%. The increase was primarily due to a $10.0 million increase in bandwidth costs, a $3.7 million increase in depreciation and amortization expense as a result of increased investments in our platform, a $2.2 million increase in software costs as well a $1.2 million increase in colocation costs. The increase was partially offset by a $1.6 million decrease in personnel-related costs.

Gross Profit and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Gross profit	$81,116	$72,901	11%	$157,914	$146,135	8%
Gross margin	55%	55%	—%	54%	55%	(1)%
Gross profit was $81.1 million for the three months ended June 30, 2025 compared to $72.9 million for the three months ended June 30, 2024, an increase of $8.2 million, or 11%. Gross margin was 55% for both the three months ended June 30, 2025 and June 30, 2024. Our flat gross margin was driven by consistent revenue growth during the three months ended June 30, 2025 with comparable increases in the costs incurred to support the growth of our network.
Gross profit was $157.9 million for the six months ended June 30, 2025 compared to $146.1 million for the six months ended June 30, 2024, an increase of $11.8 million, or 8%. Gross margin was 54% for the six months ended June 30, 2025 compared to 55% for the six months ended June 30, 2024, a decrease of 1%. The decrease in gross margin was driven by increases in bandwidth costs, an increase in depreciation and amortization expense, an increase in software costs as well as an increase in colocation costs.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Research and development	$42,221	$35,106	20%	$79,650	$73,354	9%
Sales and marketing	51,100	52,959	(4)%	100,413	102,566	(2)%
General and administrative	24,323	28,433	(14)%	52,558	60,072	(13)%
Impairment expense	415	3,137	(87)%	415	3,137	(87)%
Total operating expenses	$118,059	$119,635	(1)%	$233,036	$239,129	(3)%
Percentage of revenue:
Research and development	28%	27%	1%	27%	28%	(1)%
Sales and marketing	34%	40%	(6)%	34%	39%	(5)%
General and administrative	16%	21%	(5)%	18%	23%	(5)%
Impairment expense	—%	2%	(2)%	—%	1%	(1)%
Research and development
Research and development expenses were $42.2 million for the three months ended June 30, 2025 compared to $35.1 million for the three months ended June 30, 2024, an increase of $7.1 million, or 20%. The increase was primarily due to a $3.8 million increase in stock-based compensation expenses, a $2.5 million decrease in capitalized software development costs, a $0.6 million increase in personnel-related costs as well as a $0.5 million increase in software costs.
Research and development expenses were $79.7 million for the six months ended June 30, 2025 compared to $73.4 million for the six months ended June 30, 2024, an increase of $6.3 million, or 9%. The increase was primarily due to a $4.4 million decrease in capitalized software development costs, a $2.3 million increase in stock-based compensation expenses and a $1.2 million increase in software costs. The increase was partially offset by a $0.8 million decrease in personnel-related costs, a $0.3 million decrease in write-offs of internal-use software and a $0.2 million decrease in professional service fees.
Sales and marketing
Sales and marketing expenses were $51.1 million for the three months ended June 30, 2025 compared to $53.0 million for the three months ended June 30, 2024, a decrease of $1.9 million, or 4%. The decrease was primarily due to a $2.5 million decrease in personnel-related costs including commission expense. The decrease was partially offset by a $1.1 million increase in stock-based compensation expenses.

Sales and marketing expenses were $100.4 million for the six months ended June 30, 2025 compared to $102.6 million for the six months ended June 30, 2024, a decrease of $2.2 million, or 2%. The decrease was primarily due to a $2.5 million decrease in personnel-related costs including commission expense, as well as a $0.3 million decrease in third-party commissions costs. The decrease was partially offset by a $0.9 million increase in travel and entertainment expenses.
General and administrative
General and administrative costs were $24.3 million for the three months ended June 30, 2025 compared to $28.4 million for the three months ended June 30, 2024, a decrease of $4.1 million, or 14%. The decrease was primarily due to a $5.2 million decrease in stock-based compensation expenses as well as a $0.6 million decrease in personnel-related costs. The decrease was partially offset by a $1.1 million increase in professional services fees as well as a $0.6 million increase in credit losses.
General and administrative costs were $52.6 million for the six months ended June 30, 2025 compared to $60.1 million for the six months ended June 30, 2024, a decrease of $7.5 million, or 13%. The decrease was primarily due to a $8.1 million decrease in stock-based compensation expenses as well as a $1.9 million decrease in personnel-related costs. The decrease was partially offset by a $1.8 million increase in professional services fees as well as a $0.6 million increase in credit losses.
Impairment expense
During the three and six months ended June 30, 2025, the Company recognized an impairment expense of $0.4 million. The impairment expense related to non-recurring write-off charges for intangible assets no longer in use as well as an abandoned internal-use software project.
During the three and six months ended June 30, 2024, the Company recognized an impairment expense of $3.1 million. The impairment expense related to non-recurring write-off charges for an abandoned internal-use software project as well as right-of-use assets which we no longer need.
Other Income and Expense
Interest income

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Interest income	$3,084	$3,937	(22)%	$6,059	$7,785	(22)%
Interest income was $3.1 million for the three months ended June 30, 2025 compared to $3.9 million for the three months ended June 30, 2024, a decrease of $0.8 million, or 22%. This decrease was primarily driven by a decrease in interest rates and investment balance.
Interest income was $6.1 million for the six months ended June 30, 2025 compared to $7.8 million for the six months ended June 30, 2024, a decrease of $1.7 million, or 22%. This decrease was primarily driven by a decrease in interest rates and investment balance.
Interest expense

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Interest expense	$3,164	$464	582%	$6,337	$1,043	508%
Interest expense was $3.2 million for the three months ended June 30, 2025 compared to $0.5 million for the three months ended June 30, 2024, an increase of $2.7 million, or 582%. Interest expense increased primarily due to the coupon interest of the 2028 Notes issued in December 2024.

Interest expense was $6.3 million for the six months ended June 30, 2025 compared to $1.0 million for the six months ended June 30, 2024, an increase of $5.3 million, or 508%. Interest expense increased primarily due to the coupon interest of the 2028 Notes issued in December 2024.
Other income (expense), net

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$39	$193	(80)%	$(41)	$104	(139)%
Other income was less than $0.1 million for the three months ended June 30, 2025 compared to $0.2 million for the three months ended June 30, 2024, a decrease of $0.2 million. The change was mainly driven by our foreign currency transaction gains and losses between the periods.
Other expense was less than $0.1 million for the six months ended June 30, 2025 compared to other income of $0.1 million for the six months ended June 30, 2024, a decrease of $0.1 million. The change was mainly driven by our foreign currency transaction gains and losses between the periods.
Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Income tax expense	$557	$661	(16)%	$1,248	$1,008	24%
Income tax expense was $0.6 million for the three months ended June 30, 2025 compared to $0.7 million for the three months ended June 30, 2024, a decrease of $0.1 million. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense for the periods were primarily due to foreign tax expense.
Income tax expense was $1.2 million for the six months ended June 30, 2025 compared to $1.0 million for the six months ended June 30, 2024, an increase of $0.2 million. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense for the periods were primarily due to foreign tax expense.
Liquidity and Capital Resources
As of June 30, 2025, we had cash, cash equivalents and marketable securities, totaling $321.2 million. Our cash, cash equivalents, and marketable securities primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal bonds, and certificates of deposit. As of June 30, 2025, we did not have any marketable securities classified as non-current.
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
Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1.25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. As of June 30, 2025, we were in compliance with these covenants and we expect to continue to be in compliance for at least the next 12 months. During the six months ended June 30, 2025 and 2024, no amounts were drawn down on the Credit Agreement.
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

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Six months ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$43,086	$6,184
Net cash provided by (used in) investing activities	$(248,839)	$41,675
Net cash provided by (used in) financing activities	$1,810	$(8,673)
Cash Flows from Operating Activities
For the six months ended June 30, 2025, cash provided by operating activities was $43.1 million, consisting primarily of our net loss of $76.7 million, adjusted for non-cash items of $114.7 million, and net cash flows used in operating assets and liabilities of $5.0 million. The main drivers of the changes in operating assets and liabilities were a $17.9 million increase in other liabilities, a $6.0 million increase in accounts payable due to timing of payments and a $2.3 million increase in prepaid expenses and other current assets. This was offset by a $8.2 million decrease in other assets, $7.9 million of net operating lease payments, a net decrease of accounts receivable of $3.3 million, primarily due to the timing of cash receipts from our customers and a $1.8 million decrease in accrued expenses due to timing of payments.
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
Cash Flows from Investing Activities
For the six months ended June 30, 2025, cash used in investing activities was $248.8 million, primarily consisting of $272.9 million purchases of marketable securities, $12.5 million of payments related to purchases of property and equipment to expand our network, and $9.3 million of additions to capitalized internal-use software. The cash outflow was partially offset by $45.8 million of maturities of marketable securities.
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
Cash Flows from Financing Activities
For the six months ended June 30, 2025, cash provided by financing activities was $1.8 million, primarily consisting of $3.4 million in proceeds from the employee stock purchase plan (“ESPP”) and $0.7 million in proceeds from stock option exercises by our employees. The cash inflow was partially offset by $2.2 million of finance lease payments.
For the six months ended June 30, 2024, cash used in financing activities was $8.7 million, primarily consisting of $9.1 million of finance lease payments as well as a $3.8 million payment of deferred consideration for business acquisition. The cash outflow was partially offset by inflow of $3.9 million in proceeds from the ESPP and $0.3 million in proceeds from stock option exercises by our employees.
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

As of October 30, 2024, as part of our annual goodwill impairment test, we performed a fair value assessment of our one single reporting unit by using a combination of income and market approaches and concluded that the estimated fair value of our single reporting unit substantially exceeded its carrying value. During the three months ended June 30, 2025, we identified certain triggering events, including a decrease in our stock price and market capitalization. We assessed the fair value of our reporting unit by using a combination of income and market approaches and concluded that the estimated fair value still substantially exceeded the carrying value.
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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $321.2 million as of June 30, 2025, which primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal bonds, and certificates of deposit. The cash and cash equivalents are held for working capital purposes. Our cash equivalents and our investment portfolio are subject to market risk due to fluctuations in interest rates. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2025.
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

•Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.*

•The markets in which we participate are competitive, and if we do not compete effectively, our business will be harmed.

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

•We rely on the performance of highly skilled personnel, including our senior management and other key employees, and the loss or transition of one or more of such personnel, or of a significant number of our team members, could harm our business.*

•We are, and may in the future be, involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.*

•If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our results of operations could be adversely affected.*

•We have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be seriously harmed.

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
We receive a substantial portion of our revenues from a limited number of customers from a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.*
Our future success depends on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 32% and 37% of our revenue in the trailing 12 months ended June 30, 2025 and 2024, respectively. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of 8% and 12% of our revenue in the trailing 12 months ended June 30, 2025 and 2024, respectively. In addition, in April 2024, the former administration signed into law a bill that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. The current administration signed an executive order on January 20, 2025 instructing the Attorney General not to enforce the law or impose any penalties against any entity for noncompliance for a period of 75 days and to provide written guidance as to how the law will be implemented. As of June 19, 2025, the current administration extended the prior non-enforcement instructions until September 17, 2025. TikTok was one of our largest customers for the three months ended June 30, 2025 and remains a customer of ours. While the full impact of the legislation is unknown, it could eventually lead to a reduction in TikTok’s United States traffic levels which could have a negative impact on our business. We do not know whether or how ByteDance might restructure its business and how that may impact our traffic levels. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ businesses may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
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
We generated a net loss of $37.5 million and $76.7 million for the three and six months ended June 30, 2025, respectively, and we had an accumulated deficit of $1,069.5 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past faced, and will continue to face, increased compliance costs associated with growth and expansion of our customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
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
Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.*
We have historically benefited from word-of-mouth and other organic marketing to attract new customers. Through this word-of-mouth marketing, we have been able to build our brand with relatively low marketing and sales costs. This strategy has allowed us to build a substantial customer base and community of users who use our products and act as advocates for our brand and our platform, often within their own corporate organizations. However, our ability to further increase our customer base and achieve broader market acceptance of our products will significantly depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to continue to dedicate significant resources to sales, marketing, and demand-generation programs, including various online marketing activities as well as targeted account-based marketing. The effectiveness of our targeted account-based marketing has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers, our business will be harmed. We have also used a strategy of offering free trial versions of our platform in order to strengthen our relationship and reputation within the developer community by providing these developers with the ability to familiarize themselves with our platform without first becoming a paying customer. However, these developers may not perceive value in the additional benefits and services we offer beyond the free trial versions of our platform and may choose not to pay for those additional benefits. In addition, we may be subject to potential liabilities, including litigation, as a result of our free trial users' use of our network. Moreover, some existing paying customers may choose not to renew their commitment with us in favor of relying on the free version of our platform. Most trial accounts do not convert to paid versions of our platform, and to date, only a few users who have converted to paying customers have gone on to generate meaningful revenue. If our other lead generation methods do not result in broader market acceptance of our platform and the users of trial versions of our platform do not become, or are unable to convince their organizations to become, paying customers, or if paying customers choose to convert to the free versions of our platform, we will not realize the intended benefits of this strategy, and our business will be harmed.
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
There is an ongoing focus from certain investors, employees, customers, policymakers, and other stakeholders concerning companies' management of various environmental, social, and governance matters (“ESG”), such as climate change and human capital. Any initiatives, including disclosures, that we engage in to improve our ESG profile and respond to stakeholder expectations may be costly and may not have the desired effect. For example, many ESG initiatives leverage methodologies and data that continue to evolve. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with any particular stakeholder’s expectations or preferences. Moreover, various stakeholders have different, and at times conflicting expectations. For example, while some policymakers (such as the State of California and the European Union) have adopted requirements for various disclosures or actions on environmental and social matters, policymakers in other jurisdictions have sought to constrain companies’ consideration of such matters in certain circumstances. Proponents and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. Various capital providers and customers also incorporate ESG matters into their investment and procurement considerations. Addressing stakeholder expectations or requirements entails costs and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing governmental laws or requirements, may result in reputational harm, loss of customers or contracts, regulatory or investor engagement, or other adverse impacts to our business. Such risks may also be augmented based on relative performance, both against any initiatives or goals we communicate as well as in comparison to our competitors. Various of our stakeholders are also subject to similar pressures, which may result in additional or novel risks.
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
We rely on the performance of highly skilled personnel, including our senior management and other key employees, and the loss or transition of one or more of such personnel, or of a significant number of our team members, could harm our business.*
We believe that our success has depended, and continues to depend, on the efforts and talents of senior management and key employees, including Artur Bergman, our Chief Technology Officer. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, Charles Compton began serving as our new Chief Executive Officer, replacing Todd Nightingale, effective June 16, 2025. Such changes in our executive management team may be disruptive to our business. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. We are also dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management, including Mr. Compton and Mr. Bergman, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

Our past growth may not be indicative of our future growth and we may not be able to manage our growth effectively.
We have experienced growth in various aspects of our business in prior periods. For example, for the three months ended June 30, 2025 and 2024, our revenue was $148.7 million and $132.4 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three and six months ended June 30, 2025, the percentage of revenue generated from customers outside the United States was 24% of our total revenue. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of June 30, 2025, approximately 22% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
•political instability, economic sanctions, terrorist activities, or international conflicts, including ongoing conflicts between Russia and Ukraine and the Middle East, which may impact the operations of our business or the businesses of our customers;
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

If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our results of operations could be adversely affected.*
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, fair value of assets acquired and liabilities assumed for business combinations, useful lives and realizability of long-lived assets including our goodwill and intangible assets, income tax reserves, and accounting for stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

For example, as a result of a sustained decrease in our stock price and market capitalization, we performed an interim qualitative impairment assessment of our goodwill as of March 31, 2025 and subsequently assessed the fair value of our reporting unit as of June 30, 2025 by using a combination of income and market approaches and concluded in each case that the estimated fair value still substantially exceeded the carrying value. Therefore, we determined that goodwill was not impaired and no impairment charge was recorded. In addition, we performed our annual goodwill assessment as of October 31, 2024, and concluded it is not more likely than not that the fair value of our one single reporting unit is less than its carrying amount. Therefore, we determined that goodwill was not impaired and no impairment charge was recorded. Further declines in our market capitalization increase the risk that we may be required to perform a quantitative impairment analysis in subsequent periods, which could result in an impairment of up to the entire balance of our goodwill and other intangible assets. Any such impairment charge or write-off may have an adverse effect on our business, financial condition, and results of operation.

Current and future indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.
Our Credit Agreement contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, grant liens, pay dividends and make distributions, transfer property, make investments, and take other actions that may otherwise be in our best interests. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1.25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1:75 to 1:00 on the last day of any fiscal quarter. Our ability to meet these financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. In addition, a breach of a covenant under our Credit Agreement or any other current or future indebtedness may result in a cross-default under any such indebtedness. If we seek to incur additional indebtedness in the future, we may not be able to obtain debt or equity financing on terms that are favorable to us, if at all. Holders of our existing debt have, and holders of any future debt we may incur would have, rights senior to holders of common stock to make claims on our assets. In addition, the terms of our existing debt do, and the terms of any future debt could, restrict our operations, including our ability to pay dividends on our common stock. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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

Risks Related to Laws, Regulations, and the Global Economy
Failure to comply with United States and foreign governmental laws and regulations could harm our business.*
Our business is subject to regulation by various federal, state, local, and foreign governments. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws, we could face direct liability or delivery of content by our platform may be blocked by certain governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, in June 2020, China passed a national security law for Hong Kong that imposes criminal liability for the violation of content regulations, it is not clear how broadly such legislation will be interpreted or applied in relation to our customers or our business, and additional developments in our understanding of the application of this law could cause us to remove our POP from Hong Kong. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions, or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional services fees. Further, enforcement actions and sanctions could harm our business.
If the United States government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments, the United States government has expressed concerns about the ability of companies operating in China to do business in the United States or with United States companies. As a result, we could lose the ability to contract with current or potential customers and usage of our platform may decrease by affected customers, which could harm our business and reputation. Even in the absence of new restrictions or trade actions imposed by the United States or other governments, including potential new regulations resulting from the 2024 presidential and congressional elections in the United States, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business. In April 2024, under the prior administration, a bill was signed into law that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. The current administration issued an executive order on January 20, 2025 instructing the Attorney General not to enforce the law or impose any penalties against any entity for noncompliance for a period of 75 days and to provide written guidance as to how the law will be implemented. As of June 19, 2025, the current administration has extended the prior non-enforcement instructions until September 17, 2025. TikTok was one of our largest customers for the three and six months ended June 30, 2025 and remains a customer of ours. While the full impact of the legislation is unknown, it could eventually lead to a reduction in TikTok’s United States traffic levels which could have a negative impact on our business. We do not know whether or how ByteDance might restructure its business and how that may impact our traffic levels.
We are subject, or may become subject, to stringent and evolving U.S. and foreign laws, governmental regulations and rules, contractual obligations, industry standards, policies and other obligations related to privacy, infrastructure, and data security. Our actual or perceived failure to comply with such obligations could harm our business, by resulting in regulatory investigations or actions, disputes or litigation, fines and penalties, disruptions of our business operations, adverse publicity and reputational damage, loss of revenue or profits, loss of customers or sales and other adverse consequences that may negatively affect the value of our business and decrease the price of our common stock. Compliance with such obligations could also result in costs and liabilities to us or inhibit sales of our products.
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
Our customers may deploy AI models or technologies using our platform, and our employees and personnel may use AI to perform their work. The regulatory framework for AI is rapidly evolving as many governments have passed and are likely to pass additional laws regulating AI. For example, in the United States, the current administration has rescinded an executive order relating to the safe and secure development of AI that was previously implemented by the former administration. Thus, the current administration may continue to rescind other existing federal orders or administrative policies relating to AI, or may implement new executive orders or other rule making relating to AI in the future. Therefore, our use of AI could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI or use AI less successfully than our competitors, it could impair our ability to compete effectively against our competitors, adversely affect our business and result in competitive disadvantages. Due to inaccuracies or flaws in the inputs, outputs, or logic of AI, AI models could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
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
Obligations relating to privacy and data security (and customers’ data privacy expectations) are evolving, increasingly stringent, and create uncertainty, and may result in increasing scrutiny. Such obligations may be subject to different applications and interpretations, and which may be inconsistent and conflicting among different jurisdictions. Preparing for and complying with these obligations require us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. Because the interpretation and application of privacy and data security related obligations are uncertain, they may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. We could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Future restrictions on the collection, use, sharing, or disclosure of data or additional requirements for express or implied consent of our customers, partners, or end users for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.

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
Activities of our customers or the content of their websites and other Internet properties may violate applicable laws and/or our terms of service and could subject us to lawsuits, regulatory enforcement actions, and/or liability in various jurisdictions.*
Through our network, we provide a wide variety of products that enable our customers, including free trial users, and our customers’ users to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers, including free trial users, and our customers’ users may use our network and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. In the future we may be subject to lawsuits and/or liability arising from the conduct of our customers, including free trial users, and our customers’ users. Additionally, the conduct of our customers, including free trial users, and our customers’ users may subject us to regulatory enforcement actions and/or liability. There can be no assurance that we will not face litigation in the future or that we will prevail in any litigation we may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.

Several U.S. federal statutes may apply to us with respect to various activities of our customers, including free trial users, including the Digital Millennium Copyright Act (“DMCA”), which provides recourse for owners of copyrighted material who believe their rights under U.S. copyright law have been infringed on the Internet; and section 230, enacted in the Communications Decency Act (“CDA”), which addresses blocking and screening of content on the Internet. Although these and other similar legal provisions provide limited protections from liability for service providers like us, those protections may not be interpreted in a way that applies to us, may be amended or removed in the future, or may not provide us with complete protection from liability claims. If we are found not to be protected by the safe harbor provisions of the DMCA, CDA, or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, we may owe substantial damages and our brand, reputation, and financial results may be harmed.

Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. For example, policymakers in the United States have called for a re-examination of CDA section 230 and copyright law, the UK has passed the Online Safety Act 2023, and the EU has implemented the Digital Services Act and Digital Markets Act to impose additional legal requirements on certain service providers. The DSA sets out a framework of layered responsibilities targeted at different types of services, including requirements for service providers to act on orders against illegal content and to publish reports on moderation of content. Member States can also issue rules on penalties for violating the DSA, with fines of up to 6% of annual global revenue. Complying with these obligations could cause us to change our products, policies, and procedures. In addition, in 2019, the EU approved a Copyright Directive that imposes additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content, child sexual abuse materials) and in the UK (online harms), Australia (online harms), and India (Digital India Act), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.

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
Legislation enacted in 2017 informally titled the “Tax Act” significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). In 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which includes provisions that impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that is imposed on the corporation repurchasing such stock. On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), was enacted in the U.S., which includes significant changes to federal tax law and other regulatory provisions that may impact us. We are currently evaluating the impact of the OBBBA on our financial condition and results of operations. Future legislation or regulatory guidance, including under the OBBBA, Tax Act or the IRA, or other executive or Congressional actions in the United States may occur, including as a result of the recent presidential and congressional elections in the United States, and could ultimately increase or lessen the impact of such taxes on our business and financial condition. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual property rights. From time to time, we may be required to defend against litigation claims by other companies based on allegations of infringement or other violations of their intellectual property rights. Many of these companies have the capability to dedicate substantially greater resources than us to enforce their intellectual property rights and to defend claims that may be brought against them. Therefore, we may not be able to withstand any such third-party intellectual property claims. In addition, we may be required to defend against litigation claims by patent holding companies or other adverse patent owners that have no relevant product revenue. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop selling products impacted by the claim or injunction or cease business activities covered by such intellectual property, and may be unable to compete effectively. Any inability to license third-party technology in the future would have an adverse effect on our business and operating results, and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers or other third parties in the event of a claim of infringement of a third party’s intellectual property rights. We receive demands for such indemnification from time to time and expect to continue to do so. Responding to and defending such claims, regardless of their merit, can be time consuming, costly, distracting to our management and damage our reputation, business, and brand.
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
Historically, our stock price has been volatile. During the year ended December 31, 2024, our stock traded as high as $25.87 per share and as low as $5.52 per share, and from January 1, 2025 to July 31, 2025, our stock price has ranged from $11.14 per share to $4.65 per share. The market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
•actual or anticipated fluctuations in our financial condition and operating results;
•decreased usage by one or more of our customers;
•variance in our financial performance from expectations of securities analysts or investors;
•changes in the pricing we offer our customers;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our operations, platform or related products;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•publicity associated with network outages and problems;
•our involvement in litigation;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•potential equity or debt financings;
•changes in the anticipated future size and growth rate of our market; and
•general political, social, economic, regulatory, and market conditions, in both domestic and our foreign markets, including the effects of global events like the war in Ukraine and the more recent hostilities in the Middle East on the global economy, labor shortages, supply chain disruptions, inflation, increased interest rates, banking instability, and slow or negative growth of our markets.

Broad market and industry fluctuations, as well as general economic, political, social, regulatory, and market conditions, may impact the market price of our common stock. For example, in connection with the COVID-19 pandemic, we initially experienced an increase in the usage of our platform, and as a result, the trading price of our common stock significantly increased. Over the past few years, our stock price has declined significantly. There are no assurances that the trading price of our common stock will recover to prior levels. Moreover, the trading price of our common stock could experience further volatility and declines. These fluctuations could cause investors to lose all or part of their investment in our common stock.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including ours. Often, stock prices have fluctuated in ways unrelated or disproportionate to companies’ operating performance.
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
As of June 30, 2025, we have outstanding a total of approximately 147 million shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the 2026 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026. The 2028 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to June 1, 2028.
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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Todd Nightingale Former Chief Executive Officer (1)	Adoption	6/3/2025	X	—	441,000	—	12/15/2026
Charles Compton (2)	Adoption	6/3/2025	X	—	181,634	—	5/31/2026
Artur Bergman (3)	Adoption	6/3/2025	X	—	2,917,357	—	8/21/2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1)Todd Nightingale, the Company's former Chief Executive Officer, resigned as Chief Executive Officer, effective June 16, 2025 and is no longer a Section 16 officer of the Company. He adopted a Rule 10b5-1 Plan on June 3, 2025. Mr. Nightingale's plan provides for the potential sale of up to 441,000 shares of the Company’s Common Stock. The plan expires on December 15, 2026, or upon the earlier completion of all authorized transactions under the plan.

(2) Charles Compton was appointed Chief Executive Officer of the Company as of June 16, 2025, but was not a Section 16 officer at the time of execution of the listed Rule 10b5-1 plan, which was adopted on June 3, 2025. Mr. Compton's plan provides for the potential sale of up to 181,634 shares of the Company's Common Stock; provided however, because certain of Mr. Compton's planned sale amounts are equal to a designated percentage of the net number of shares (i) not otherwise sold in a previous Rule 10b5-1 plan or (ii) resulting from RSUs vesting, of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, the maximum number of shares to be sold may be less. The plan expires on May 31, 2026, or upon the earlier completion of all authorized transactions under the plan.

(3) Artur Bergman, the Company's Chief Technology Officer, adopted a Rule 10b5-1 Plan on June 3, 2025. Mr. Bergman's plan provides for the potential sale of up to 2,917,357 shares of the Company’s Class A Common Stock; provided, however, because certain of Mr. Bergman’s planned sale amounts are equal to a net number of shares resulting from RSUs vesting, of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, the maximum number of shares to be sold may be less. The plan expires on August 21, 2026, or upon the earlier completion of all authorized transactions under the plan.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	8-K	001-38897	3.1	August 15, 2024
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
10.1+	Offer Letter by and between Fastly, Inc. and Kip Compton, dated June 13, 2025.	8-K	001-38897	10.1	June 16, 2025
10.2	Third Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated November 9, 2020.					X
10.3	Fourth Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated June 13, 2025.					X
10.4	2025 Employment Inducement Incentive Plan					X
10.5	Form of Restricted Stock Unit Award Agreement under the 2025 Employment Inducement Incentive Plan					X
10.6	Form of rTSR Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

August 6, 2025	By:	/s/ Charles Compton
Charles Compton Chief Executive Officer (Principal Executive Officer)

August 6, 2025	By:	/s/ Ronald W. Kisling
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)