Form 10-Q
period 2025-09-30
Fastly, Inc.
filed 2025-11-07
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, 149.4 million shares of the registrants’ Class A common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$113,131	$286,175
Marketable securities, current	229,780	9,707
Accounts receivable, net of allowance for credit losses of $6,189 and $8,254 as of September 30, 2025 and December 31, 2024, respectively	109,184	115,988
Prepaid expenses and other current assets	27,689	28,325
Total current assets	479,784	440,195
Property and equipment, net	182,896	179,097
Operating lease right-of-use assets, net	53,050	50,433
Goodwill	670,356	670,356
Intangible assets, net	28,055	42,876
Other assets	56,461	68,402
Total assets	$1,470,602	$1,451,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,829	$6,044
Accrued expenses	60,421	41,622
Current debt	188,232	—
Finance lease liabilities, current	—	2,328
Operating lease liabilities, current	23,676	25,155
Other current liabilities	45,757	29,307
Total current liabilities	328,915	104,456
Long-term debt	149,893	337,614
Operating lease liabilities, non-current	47,106	39,561
Other long-term liabilities	7,723	4,478
Total liabilities	533,637	486,109
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	2,035,956	1,958,157
Accumulated other comprehensive loss	(12)	(100)
Accumulated deficit	(1,098,982)	(992,810)
Total stockholders’ equity	936,965	965,250
Total liabilities and stockholders’ equity	$1,470,602	$1,451,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$158,223	$137,206	$451,406	$403,097
Cost of revenue	65,894	62,466	201,163	182,222
Gross profit	92,329	74,740	250,243	220,875
Operating expenses:
Research and development	41,421	31,884	121,071	105,238
Sales and marketing	49,998	45,994	150,411	148,560
General and administrative	29,698	27,173	82,256	87,245
Impairment expense	—	559	415	3,696
Restructuring charges	—	9,720	—	9,720
Total operating expenses	121,117	115,330	354,153	354,459
Loss from operations	(28,788)	(40,590)	(103,910)	(133,584)
Interest income	3,080	3,819	9,139	11,604
Interest expense	(3,161)	(473)	(9,498)	(1,516)
Other expense, net	(55)	(317)	(96)	(213)
Loss before income tax expense	(28,924)	(37,561)	(104,365)	(123,709)
Income tax expense	559	455	1,807	1,463
Net loss	$(29,483)	$(38,016)	$(106,172)	$(125,172)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.27)	$(0.73)	$(0.91)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	148,129	139,237	145,749	137,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(29,483)	$(38,016)	$(106,172)	$(125,172)
Other comprehensive income:
Unrealized gain on investments in available-for-sale-securities	157	260	88	986
Total other comprehensive income	$157	$260	$88	$986
Comprehensive loss	$(29,326)	$(37,756)	$(106,084)	$(124,186)
There were no material reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2025 and 2024. Additionally, there was no material tax impact on the amounts presented.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	147,172	$3	$2,012,312	$(169)	$(1,069,499)	$942,647
Exercise of vested stock options	28	—	71	—	—	71
Vesting of restricted stock units	2,011	—	—	—	—	—
Stock-based compensation	—	—	23,573	—	—	23,573
Net loss	—	—	—	—	(29,483)	(29,483)
Other comprehensive income	—	—	—	157	—	157
Balance at September 30, 2025	149,211	$3	$2,035,956	$(12)	$(1,098,982)	$936,965

	Three months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	138,396	$3	$1,903,374	$(282)	$(921,908)	$981,187
Exercise of vested stock options	7	—	19	—	—	19
Vesting of restricted stock units	1,677	—	—	—	—	—
Stock-based compensation	—	—	26,004	—	—	26,004
Net loss	—	—	—	—	(38,016)	(38,016)
Other comprehensive income	—	—	—	260	—	260
Balance at September 30, 2024	140,080	$3	$1,929,397	$(22)	$(959,924)	$969,454

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	142,086	$3	$1,958,157	$(100)	$(992,810)	$965,250
Exercise of vested stock options	345	—	758	—	—	758
Vesting of restricted stock units	5,315	—	—	—	—	—
Shares issued under bonus program	951	—	6,898	—	—	6,898
Shares issued under employee stock purchase program	514	—	3,325	—	—	3,325
Stock-based compensation	—	—	66,818	—	—	66,818
Net loss	—	—	—	—	(106,172)	(106,172)
Other comprehensive income	—	—	—	88	—	88
Balance at September 30, 2025	149,211	$3	$2,035,956	$(12)	$(1,098,982)	$936,965

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	132,992	$3	$1,815,245	$(1,008)	$(834,752)	$979,488
Exercise of vested stock options	125	—	310	—	—	310
Vesting of restricted stock units	4,530	—	—	—	—	—
Shares issued under bonus program	1,889	—	26,849	—	—	26,849
Shares issued under employee stock purchase program	544	—	4,053	—	—	4,053
Stock-based compensation	—	—	82,940	—	—	82,940
Net loss	—	—	—	—	(125,172)	(125,172)
Other comprehensive income	—	—	—	986	—	986
Balance at September 30, 2024	140,080	$3	$1,929,397	$(22)	$(959,924)	$969,454

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(106,172)	$(125,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	45,768	40,251
Amortization of intangible assets	14,537	14,699
Non-cash lease expense	16,825	16,819
Amortization of debt discount and issuance costs	650	1,061
Amortization of deferred contract costs	14,566	13,877
Stock-based compensation	85,046	82,985
Deferred income taxes	1,038	900
Provision for credit losses	3,230	2,400
(Gain) loss on disposals of property and equipment	(43)	444
Accretion of discounts on investments	(3,287)	(3,466)
Impairment of operating lease right-of-use assets	—	371
Impairment expense	415	3,696
Other adjustments	103	83
Changes in operating assets and liabilities:
Accounts receivable, net	3,574	1,298
Prepaid expenses and other current assets	811	(7,420)
Other assets	(12,991)	(7,729)
Accounts payable	3,280	4,514
Accrued expenses	(467)	(4,142)
Operating lease liabilities	(13,662)	(19,341)
Other liabilities	18,789	(4,942)
Net cash provided by operating activities	72,010	11,186
Cash flows from investing activities:
Purchases of marketable securities	(352,062)	(155,099)
Sales of marketable securities	18,128	—
Maturities of marketable securities	117,222	289,709
Advance payment for purchase of property and equipment	—	(790)
Purchases of property and equipment	(18,503)	(5,361)
Proceeds from sale of property and equipment	44	24
Capitalized internal-use software	(14,012)	(20,492)
Net cash provided by (used in) investing activities	(249,183)	107,991
Cash flows from financing activities:
Repayments of finance lease liabilities	(2,328)	(12,404)
Payment of deferred consideration for business acquisitions	—	(3,771)
Proceeds from exercise of vested stock options	758	310
Proceeds from employee stock purchase plan	5,477	6,083
Net cash provided by (used in) financing activities	3,907	(9,782)
Effects of exchange rate changes on cash and cash equivalents	222	48
Net increase (decrease) in cash and cash equivalents	(173,044)	109,443
Cash and cash equivalents at beginning of period	286,175	108,071
Cash and cash equivalents at end of period	$113,131	$217,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Nine months ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,771	$453
Cash paid for income taxes, net of refunds received	$1,103	$739
Cash paid for finance lease interest	$15	$342
Noncash investing and financing activities:
Property and equipment additions not yet paid in cash or financed	$3,347	$1,278
Capitalized stock-based compensation	$5,599	$7,952
Assets obtained in exchange for operating lease obligations	$6,180	$5,827
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$12,505	$4,762
Deployments of prepaid capital equipment	$9,247	$11,912

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
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for the Company's interim and annual periods beginning in 2026. The Company is currently evaluating the impact of the new guidance.
In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which aims to clarify and modernize the accounting for costs related to internal-use software. The guidance is effective for the Company's interim and annual periods beginning in 2028. The Company is currently evaluating the impact of the new guidance.
Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable.
The Company’s cash, cash equivalents, and marketable securities primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal bonds, agency bonds, and certificates of deposit. The primary focus of its investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries.

No single customer accounted for more than 10% of the Company's revenue for each of the three and nine months ended September 30, 2025 and 2024. As of both September 30, 2025 and December 31, 2024, no customer accounted for more than 10% of the Company's accounts receivable.

Affiliated customers that are business units of a single company generated an aggregate of 10% of the Company's revenue for the three months ended September 30, 2025 and less than 10% of the Company's revenue for the nine months ended September 30, 2025. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of less than 10% of the Company's revenue for the three months ended September 30, 2024 and 10% of the Company's revenue for the nine months ended September 30, 2024. No affiliated customers that are business units of a single company accounted for more than 10% of the Company's accounts receivable balance as of September 30, 2025. The same affiliated customers that accounted for 10% of the Company's revenue for the nine months ended September 30, 2024 also accounted for an aggregate of 11% of the Company’s accounts receivable balance as of December 31, 2024.

3.     Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for both the three and nine months ended September 30, 2025 and 2024. The following table presents the Company’s net revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
United States	$114,168	$104,454	$337,469	$300,921
Asia Pacific	21,805	14,609	52,974	51,030
Europe	16,520	13,015	45,729	36,364
All other	5,730	5,128	15,234	14,782
Total revenue	$158,223	$137,206	$451,406	$403,097
The majority of the Company’s revenue is derived from enterprise customers, which are defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the sum of revenue for each customer within the quarter and multiplying it by four. The following table presents the Company's net revenue for enterprise and non-enterprise customers:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Enterprise customers	$148,516	$126,660	$422,665	$369,451
Non-enterprise customers	9,707	10,546	28,741	33,646
Total revenue	$158,223	$137,206	$451,406	$403,097
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Network Services	$118,828	$107,431	$346,934	$317,585
Security	33,959	26,184	89,661	76,152
Other	5,436	3,591	14,811	9,360
Total revenue	$158,223	$137,206	$451,406	$403,097
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
Deferred revenue pertains to amounts billed to customers for which revenue has not been recognized, which primarily consists of the unearned portions of billings for the Company’s security subscription services and the unearned portion of committed edge cloud platform usage. Amounts that have been invoiced for annual subscriptions, but not collected, are recorded in accounts receivable and in unearned revenue or in revenue depending on whether services have been delivered to the customer. The Company’s payment terms and conditions vary by contract type, and generally range from 30 to 90 days.
The following table presents the Company’s contract assets and contract liabilities as of September 30, 2025 and as of December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Contract assets	$833	$1,072
Contract liabilities	$39,994	$29,585
The following table presents revenue recognized during the three and nine months ended September 30, 2025 and 2024 from amounts included in the contract liability at the beginning of the period:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$16,249	$14,748	$25,741	$30,149
Remaining Performance Obligations (“RPO”)
Revenue allocated to remaining performance obligations represents deferred revenue and amounts that were and will be invoiced and recognized as revenue in future periods for non-cancelable subscription arrangements and usage commitments. The Company’s RPO excludes performance obligations from on-demand arrangements when there are no minimum purchase commitments associated with these arrangements.
As of September 30, 2025, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $268.0 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. As of September 30, 2025, the Company expects to recognize approximately 77% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.
Costs to Obtain a Contract
As of September 30, 2025 and December 31, 2024, the Company's costs to obtain contracts were as follows:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Deferred contract costs, net	$47,173	$52,583
During the three months ended September 30, 2025 and 2024, the Company recognized $4.9 million and $4.8 million of amortization related to deferred contract costs, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized $14.6 million and $13.9 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.

4.     Investments and Fair Value Measurements
The Company's total cash, cash equivalents and marketable securities consisted of the following:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Cash and cash equivalents:
Cash	$71,771	$52,951
U.S. Treasury securities	998	—
Money market funds	26,133	233,224
Municipal securities	1,400	—
Commercial paper	12,829	—
Total cash and cash equivalents(1)	$113,131	$286,175
Marketable securities:
U.S. Treasury securities	$74,062	$—
Corporate notes and bonds	66,334	6,008
Commercial paper	86,195	3,699
Certificates of deposit	2,189	—
Agency bonds	1,000	—
Total marketable securities, current(2)	$229,780	$9,707
Total cash and cash equivalents and marketable securities	$342,911	$295,882
(1) The Company’s cash equivalents include investments with an original maturity date of three months or less.
(2) The Company classifies its marketable securities as current, where it intends to hold the securities for less than 12 months.

The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to cash equivalents and available-for-sale securities on the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$26,133	$—	$—	$26,133
U.S. Treasury securities	998	—	—	998
Commercial paper	12,829	—	—	12,829
Municipal Securities	1,400	—	—	1,400
Marketable securities:
U.S. Treasury securities	74,032	30	—	74,062
Corporate notes and bonds	66,303	32	(1)	66,334
Commercial paper	86,180	23	(8)	86,195
Certificates of deposit	2,188	1	—	2,189
Agency bond	1,000	—	—	1,000
Total available-for-sale investments	$271,063	$86	$(9)	$271,140

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$233,224	$—	$—	$233,224
Marketable securities:
Corporate notes and bonds	6,005	3	—	6,008
Commercial paper	3,699	—	—	3,699
Total available-for-sale investments	$242,928	$3	$—	$242,931
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into other expense, net as of September 30, 2025 and December 31, 2024. For the three and nine months ended September 30, 2025 and 2024, the Company did not record any impairment charges for its marketable debt securities in its condensed consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis.
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
Financial assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following types of instruments:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$26,133	$—	$—	$26,133
U.S. Treasury securities	—	998	—	998
Commercial paper	—	12,829	—	12,829
Municipal securities	—	1,400	—	1,400
Total cash equivalents	26,133	15,227	—	41,360
Marketable securities:
U.S. Treasury securities	—	74,062	—	74,062
Corporate notes and bonds	—	66,334	—	66,334
Commercial paper	—	86,195	—	86,195
Certificates of deposit	—	2,189	—	2,189
Agency bonds	—	1,000	—	1,000
Total marketable securities	—	229,780	—	229,780
Total financial assets	$26,133	$245,007	$—	$271,140

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$233,224	$—	$—	$233,224
Total cash equivalents	233,224	—	—	233,224
Marketable securities:
Corporate notes and bonds	—	6,008	—	6,008
Commercial paper	—	3,699	—	3,699
Total marketable securities	—	9,707	—	9,707
Total financial assets	$233,224	$9,707	$—	$242,931

The Company had no restricted cash as of either September 30, 2025 and December 31, 2024.
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and nine months ended September 30, 2025 and 2024.
5.     Balance Sheet Information
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Computer and networking equipment	$264,717	$237,148
Leasehold improvements	8,181	8,139
Furniture and fixtures	2,430	2,153
Office equipment	1,232	1,218
Internal-use software	143,328	123,849
Property and equipment, gross	$419,888	$372,507
Accumulated depreciation and amortization	(236,992)	(193,410)
Property and equipment, net	$182,896	$179,097
The Company did not recognize any material impairment for either of the three and nine months ended September 30, 2025. During the three months ended September 30, 2024, the Company recognized an impairment charge of $0.6 million related to equipment deemed no longer usable in its planned future network. During the nine months ended September 30, 2024, the Company recognized an impairment charge of $2.4 million related to equipment and an internal-use software project that the Company does not plan to continue with and therefore abandoned.
Depreciation on property and equipment for the three months ended September 30, 2025 and 2024 was approximately $15.6 million and $13.7 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $5.8 million and $4.5 million for the three months ended September 30, 2025 and 2024, respectively.
Depreciation on property and equipment for the nine months ended September 30, 2025 and 2024 was approximately $45.8 million and $40.3 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $16.8 million and $12.3 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025 and December 31, 2024, the unamortized balance of capitalized internal-use software costs on the Company’s condensed consolidated balance sheets was approximately $82.1 million and $79.5 million, respectively.
Other Assets
Other assets consisted of the following:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Deferred contract costs, net	$47,173	$52,583
Advance payment for purchase of property and equipment	—	9,837
Other assets	9,288	5,982
Total other assets	$56,461	$68,402

Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Accrued compensation and related benefits	$36,084	$19,266
Accrued colocation and bandwidth costs	16,243	15,317
Other tax liabilities	4,548	4,266
Other accrued expenses	3,546	2,773
Total accrued expenses	$60,421	$41,622
Other Current Liabilities
Other current liabilities consisted of the following:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Deferred revenue	$34,640	$26,511
Accrued computer and networking equipment	1,633	743
Other current liabilities	9,484	2,053
Total other current liabilities	$45,757	$29,307
6.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases), and finance leases for networking equipment. The Company’s operating leases have remaining lease terms ranging from less than 1 year to 9 years, some of which include options to extend the leases. During the nine months ended September 30, 2025, the Company extended the lease term of its corporate headquarters to July of 2034. The Company also subleases a portion of its corporate office spaces. The Company’s subleases have remaining lease terms ranging from less than 1 year to 5 years. The Company’s sublease income was $0.2 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. The Company’s sublease income was $0.6 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.
The components of lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease costs:
Operating lease cost	$6,687	$6,466	$19,988	$19,904
Variable lease cost	5,269	4,183	15,397	12,411
Total operating lease costs	$11,956	$10,649	$35,385	$32,315

Finance lease costs:
Amortization of assets under finance lease	$2,952	$3,294	$8,945	$10,329
Interest	—	70	15	342
Total finance lease costs	$2,952	$3,364	$8,960	$10,671
The short-term lease costs were not material for either of the three and nine months ended September 30, 2025 and 2024.

The Company did not recognize any material impairment on its operating lease right-of-use assets for either of the three and nine months ended September 30, 2025. During the three months ended September 30, 2024 the Company recognized an impairment charge of $0.4 million related to right-of-use assets upon the termination of a sublease. During the nine months ended September 30, 2024, the Company recognized an impairment charge of $1.7 million related to right-of-use assets, of which $1.3 million was related to the Company exiting a certain office facility and is included within the impairment expense line in the Company's condensed consolidated statements of operations.

	As of September 30, 2025	As of December 31, 2024
Weighted Average Remaining Lease Term (in years):
Operating leases	4.53	2.84
Finance leases	0.00	0.32

Weighted Average Discount Rate:
Operating leases	7.16%	6.36%
Finance leases	—%	4.67%
Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows:

Operating Leases
(in thousands)
Remaining 2025	$8,327
2026	24,767
2027	18,285
2028	9,205
2029	6,018
Thereafter	19,892
Total future minimum lease payments	$86,494
Less: imputed interest	(14,454)
Total liability	$72,040
As of September 30, 2025, the Company has undiscounted commitments of $1.3 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in the fourth quarter of 2025 with lease terms of up to 3 years.

7.     Goodwill and Intangible Assets
Goodwill
As of September 30, 2025 and December 31, 2024, the Company’s goodwill was $670.4 million. The Company did not record an impairment charge on goodwill during either of the three and nine months ended September 30, 2025 and 2024.
Intangible Assets, net
As of September 30, 2025 and December 31, 2024, the Company’s intangible assets consisted of the following:

	As of September 30, 2025			As of December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,100	$(43,188)	$25,912	$69,860	$(37,364)	$32,496
Developed technology	49,500	(49,500)	—	50,130	(42,482)	7,648
Trade names	3,300	(3,300)	—	3,910	(3,694)	216
Internet protocol addresses	4,984	(2,841)	2,143	4,984	(2,468)	2,516
Total intangible assets	$126,884	$(98,829)	$28,055	$128,884	$(86,008)	$42,876
The Company’s customer relationships, developed technology, trade names, and internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $4.8 million and $4.9 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense was $14.5 million and $14.7 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company did not purchase any intangible assets during either of the three or nine months ended September 30, 2025 and 2024.
The Company recorded an impairment charge of $0.3 million for the nine months ended September 30, 2025 related to the write-off of intangible assets no longer in use. The Company did not record an impairment charge on its intangible assets for the three months ended September 30, 2025 or either of the three and nine months ended September 30, 2024.
The expected amortization expense of intangible assets subject to amortization as of September 30, 2025 is as follows:

As of September 30, 2025
(in thousands)
Remainder of 2025	$2,284
2026	9,064
2027	9,051
2028	6,891
2029	378
Thereafter	387
Total	$28,055
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
As of September 30, 2025, the Company was in compliance with all of the Credit Agreement’s covenants. During the three and nine months ended September 30, 2025 and 2024, no amounts were drawn down on the Credit Agreement. As of September 30, 2025 and December 31, 2024, no amounts were outstanding under the Credit Agreement.
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
As of September 30, 2025, the conversion conditions had not been met and therefore the 2026 Notes were not yet convertible.
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
The Company classified the 2026 Notes as current debt on the Company’s condensed consolidated balance sheet as of September 30, 2025, which is within one year of maturity of the 2026 Notes.
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
As of September 30, 2025, the conversion conditions had not been met and therefore the 2028 Notes were not yet convertible.

The following table reflects the carrying values of the long-term debt as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)	(in thousands)
Convertible Senior notes (effective interest rate of 0.38% for the 2026 Notes and an effective interest rate of 7.77% for the 2028 Notes)
Principal amount	$338,594	$338,594
Less: unamortized debt issuance costs	(469)	(980)
Less: current portion of long-term debt	(188,232)	—
Long-term debt, less current portion	$149,893	$337,614
For the three months ended September 30, 2025 and 2024, interest expense related to the Company’s debt obligations was $3.2 million and $0.4 million, respectively. For the nine months ended September 30, 2025 and 2024, interest expense related to the Company’s debt obligations was $9.4 million and $1.2 million, respectively. As of September 30, 2025 and December 31, 2024, the total estimated fair value of the Notes was $338.4 million and $327.7 million, respectively.
9.     Commitments and Contingencies
Purchase Commitments
As of September 30, 2025, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, fixed asset vendors, Internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.
Aside from the Company’s finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 6 — Leases, the minimum future commitments related to the Company's purchase commitments as of September 30, 2025 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
Remainder of 2025	$22,394	$4,497	$26,891
2026	54,516	15,060	69,576
2027	12,638	7,602	20,240
2028	222	198	420
2029	18	—	18
Thereafter	—	—	—
Total	$89,788	$27,357	$117,145
Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In some of these jurisdictions the Company is subject to indirect taxes, such as sales and use taxes, and may be subject to certain other taxes. In accordance with GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The Company has accrued $4.5 million and $4.3 million as of September 30, 2025 and December 31, 2024, respectively, for sales and use tax. These estimates are based on several key assumptions, including the taxability of the Company’s operations and the jurisdictions in which the Company believes it has nexus. In the event these jurisdictions challenge the Company’s assumptions and analysis, its actual exposure could differ materially from its current estimates.

Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
On May 24, 2024, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Ken Kula v. Fastly, Inc., et al. (Case No. 4:24-cv-03170), naming the Company and certain of its officers as defendants. Motions for lead plaintiff were filed on July 23, 2024. On August 22, 2024, the court appointed lead plaintiff (“Lead Plaintiff”) and lead counsel. On November 1, 2024, Lead Plaintiff filed an amended complaint. The amended complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act purportedly on behalf of all those who purchased or acquired Fastly securities between November 15, 2023 and August 7, 2024. The complaint seeks unspecified compensatory damages, and other relief. Defendants filed a motion to dismiss on January 15, 2025. Lead Plaintiff filed an opposition to the defendants’ motion to dismiss on March 17, 2025. Defendants filed a reply in support of the motion to dismiss on April 30, 2025. On September 24, 2025, the court issued an order granting in part and denying in part the motion to dismiss. On October 24, 2025, Lead Plaintiff filed a second amended complaint. Defendants’ motion to dismiss is due December 9, 2025, Lead Plaintiff’s opposition is due January 26, 2026, and Defendants’ reply is due February 19, 2026. A hearing has not yet been scheduled on Defendants’ anticipated motion to dismiss the second amended complaint. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.
On June 12, 2024, certain of the Company’s officers and directors were named as defendants in a stockholder derivative action filed in the United States District Court for the Northern District of California, captioned Roy v. Nightingale, et al. (Case No. 3:24-cv-03549-JCS). On July 1, 2024, a stockholder derivative complaint was also filed against certain of the Company's officers and directors in the same court, captioned Steffens v. Nightingale et al. (Case No. 4:24-cv-03984-DMR). The derivative complaints are based on substantially similar allegations as those in the securities class action. The derivative complaints assert that defendants breached their fiduciary duties as directors and/or officers of the Company, as well as claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, aiding and abetting, violations of Section 14(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act. The court consolidated and stayed the derivative actions until after resolution of the Company’s motion(s) to dismiss in the above-referenced securities class action. On August 23, 2024, a substantially similar stockholder derivative complaint was filed against certain of the Company’s officers and directors in the United States District Court for the District of Delaware, captioned Sweitzer v. Nightingale, et al. (Case No. 1:24-cv-00969-GBW) (the “Sweitzer Action”). On September 26, 2024, the court stayed the Sweitzer Action until after resolution of the Company's motion(s) to dismiss in the above-referenced securities class action. On December 20, 2024, a substantially similar stockholder derivative complaint was filed against certain of the Company’s officers and directors in the Court of Chancery for the State of Delaware, captioned Bushansky v. Nightingale, et al. (Case No. 2024-1322) (the “Bushansky Action”). On January 8, 2025, the court stayed the Bushansky Action until after resolution of the Company’s motion(s) to dismiss in the above-referenced securities class action. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.

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
As of September 30, 2025, the Company has not recorded any significant accruals for loss contingencies associated with the above mentioned lawsuits as it does not believe an outcome resulting in a loss is probable. It will accrue for loss contingencies if it becomes both probable that it will incur a loss and if the Company can reasonably estimate the amount or range of the loss.

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
10.     Stockholders' Equity
Equity Incentive Plans
The Company maintains five equity incentive plans: the 2019 Equity Incentive Plan (the “2019 Plan”), 2011 Equity Incentive Plan (“2011 Plan”), 2019 Employee Stock Purchase Plan (“ESPP Plan”), the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”), and the 2025 Employment Inducement Incentive Plan (the "2025 Inducement Plan"). The 2019 Plan became effective in May 2019 and replaced the 2011 Plan. The Company’s 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock units, performance-based stock awards, and other forms of equity compensation, which are collectively referred to as stock awards to its employees, directors, and consultants. The Signal Plan includes 251,754 registered shares which can be exercised to purchase shares of Fastly’s common stock. The 2025 Inducement Plan provides for the grant of non-statutory stock options, restricted stock units, performance based stock awards, and other forms of equity compensation.
As of September 30, 2025 and December 31, 2024, there were 5.8 million and 6.9 million shares of common stock available for issuance under the 2019 Plan, respectively. As of September 30, 2025 a total of 869,677 shares were available for grant under the 2025 Inducement Plan. As of September 30, 2025 and December 31, 2024, 149.2 million and 142.1 million shares of common stock were issued and outstanding, respectively.
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

The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding stock options at December 31, 2024	2,364	$8.60	4.3	$7,592
Granted	—	—
Exercised	(345)	2.20
Cancelled/forfeited	(234)	4.49
Outstanding stock options at September 30, 2025	1,785	$10.37	4.5	$2,725
Vested and exercisable stock options at September 30, 2025	1,484	$9.14	3.8	$2,725
During both the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense from stock options of approximately $0.4 million.
During the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense from stock options of approximately $1.2 million and $1.5 million, respectively.
Restricted Stock Units (“RSUs”)
The Company began granting RSUs under the 2019 Plan during the fiscal year ended December 31, 2019 as well as under the 2025 Inducement Plan during the three months ended September 30, 2025. The fair value of RSUs is based on the grant date fair value and is expensed on a straight-line basis over the applicable vesting period. RSUs granted to new hires typically vest over three or four years, at the rate of 33% or 25%, respectively, on the first anniversary of the vesting start date and ratably on a quarterly basis over the remaining 24-month or 36-month period thereafter, respectively. RSUs granted to existing employees typically vest in equal quarterly installments over a three or four-year service period. All vesting is contingent on continued service. Forfeitures are recognized as they occur.
The following table summarizes RSU activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2024	11,982	$13.06
Granted	11,811	6.29
Vested	(6,102)	12.28
Cancelled/forfeited	(2,447)	10.65
Unvested RSUs as of September 30, 2025	15,244	$8.51
During the three months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense related to RSUs of $21.1 million and $23.8 million, respectively.
During the nine months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense related to RSUs of $64.7 million and $74.2 million, respectively.

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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2024	1,089	$13.21
Granted	1,901	6.89
Vested	(164)	14.81
Cancelled/forfeited	(1,272)	10.98
Nonvested PSUs as of September 30, 2025	1,554	$7.13
During the three months ended September 30, 2025 and 2024, the Company recognized $1.5 million and $0.8 million of stock-based compensation expense associated with these awards, respectively.
During the nine months ended September 30, 2025 and 2024, the Company recognized $1.9 million and $2.7 million of stock-based compensation expense associated with these awards, respectively.
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
During the three months ended September 30, 2025 and 2024, the Company recognized $11.7 million and $1.5 million of stock-based compensation expense associated with the Bonus Programs, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized $24.0 million and $8.0 million of stock-based compensation expense associated with the Bonus Programs, respectively.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested MPSUs as of December 31, 2024	1,313	$6.45
Granted	—	—
Vested	—	—
Cancelled/forfeited	(978)	6.39
Nonvested MPSUs as of September 30, 2025	335	$6.63
Stock-based compensation expense relating to the MPSUs are recognized using the accelerated attribution method over the derived service period.
During the three months ended September 30, 2025 and 2024, the Company recognized $0.7 million of stock-based compensation benefit and $0.7 million of stock-based compensation expense associated with these awards, respectively.
During the nine months ended September 30, 2025 and 2024, the Company recognized $3.0 million of stock-based compensation benefit and $2.2 million of stock-based compensation expense associated with these awards, respectively.
Relative Total Shareholder Return Award PSUs (“rTSR PSUs”)
In 2025, pursuant to the 2019 Plan, the Company granted certain employees shares of rTSR PSUs, which are to vest based on the Company’s total shareholder return (TSR) relative to a designated peer group over the performance period. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense on a straight-line basis over the vesting period. In addition, the awards are subject to each recipient’s continuous service through the vest date.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested rTSR PSUs as of December 31, 2024	—	$—
Granted	372	14.05
Vested	—	—
Cancelled/forfeited	(109)	13.47
Nonvested rTSR PSUs as of September 30, 2025	263	$14.30

For the three months ended September 30, 2025, the Company recognized $0.5 million of stock-based compensation expense associated with these awards. For the nine months ended September 30, 2025, the Company recognized $0.7 million of stock-based compensation expense associated with these awards.
Employee Stock Purchase Plan
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
During the three months ended September 30, 2025 and 2024, the Company recognized $0.8 million and $0.3 million in stock-based compensation expense related to the ESPP, respectively. During the nine months ended September 30, 2025 and 2024 the Company recognized $1.3 million and $2.3 million in stock-based compensation expense related to the ESPP, respectively.
During each of the nine months ended September 30, 2025 and September 30, 2024, 0.5 million shares of the Company’s common stock were purchased under the offering period that commenced in November of the previous year.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$2,861	$1,911	$7,373	$6,734
Research and development	11,915	7,378	32,563	25,684
Sales and marketing	8,754	7,113	23,623	22,014
General and administrative	9,599	8,614	21,487	28,553
Total stock-based compensation expense	$33,129	$25,016	$85,046	$82,985
For the three months ended September 30, 2025 and 2024, the Company capitalized $2.1 million and $2.5 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2025 and 2024, the Company capitalized $5.8 million and $8.0 million of stock-based compensation expense, respectively.
The Company recognized $11.7 million and $1.5 million of stock-based compensation expense associated with liability classified awards related to the Bonus Programs in the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $24.0 million and $8.0 million of stock-based compensation expense associated with liability-classified awards related to the Bonus Programs, respectively.
11.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(29,483)	$(38,016)	$(106,172)	$(125,172)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	148,129	139,237	145,749	137,097
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.27)	$(0.73)	$(0.91)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	As of September 30,
	2025	2024
	(in thousands)
Stock options	1,785	2,552
RSUs	15,244	13,761
PSUs	1,554	1,132
MPSUs	335	1,313
rTSR PSUs	263	—
Shares issuable pursuant to the ESPP	627	579
Convertible senior notes (if-converted)	9,433	3,370
Total	29,241	22,707
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
The Company continues to maintain a full valuation allowance on the Company’s U.S. Federal and state net deferred tax assets. The tax expense for the three and nine months ended September 30, 2025 and 2024 was primarily due to foreign tax expense.
In the three months ended September 30, 2025 and 2024, the Company recorded income tax expense of $0.6 million and $0.5 million, respectively. In the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense of $1.8 million and $1.5 million, respectively.
During the three months ended September 30, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The Company does not anticipate a material impact to income tax expense for the year ending December 31, 2025 as a result of OBBBA.

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
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3 — Revenue for more information on net revenue by geographic area.
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
United States	$169,077	$169,285
All other countries	66,869	60,245
Total long-lived assets	$235,946	$229,530

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
For the three months ended September 30, 2025 and 2024, our revenue was $158.2 million and $137.2 million, respectively, an increase of 15%. For the nine months ended September 30, 2025 and 2024, our revenue was $451.4 million and $403.1 million, respectively, an increase of 12%. For the three months ended September 30, 2025 and 2024, we incurred a net loss of $29.5 million and $38.0 million, respectively. For the nine months ended September 30, 2025 and 2024, we incurred a net loss of $106.2 million and $125.2 million, respectively.
Our 10 largest customers generated an aggregate of 32% and 35% of our revenue in the trailing 12 months ended September 30, 2025 and 2024, respectively.
No single customer accounted for more than 10% of our revenue for each of the three and nine months ended September 30, 2025 and 2024. Affiliated customers that are business units of a single company generated an aggregate of 10% of our revenue for the three months ended September 30, 2025 and less than 10% our of revenue for the nine months ended September 30, 2025. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of less than 10% of our revenue for the three months ended September 30, 2024 and 10% of our revenue for the nine months ended September 30, 2024.
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
In addition, we cannot be certain what actions the United States or another country’s government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China. And any such governmental action could have a negative impact on our business. In April 2024, under the prior administration, a bill was signed into law that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. The current administration issued an executive order on January 20, 2025 instructing the Attorney General not to enforce the law or impose any penalties against any entity for noncompliance for a period of 75 days and to provide written guidance as to how the law will be implemented. On June 19, 2025, the current administration extended the prior non-enforcement instructions until September 17, 2025. As of September 25, 2025, the current administration further extended the non-enforcement instructions until January 23, 2026 in consideration of a proposed divestiture of TikTok's United States operations. TikTok was one of our largest customers for the three and nine months ended September 30, 2025 and remains a customer of ours. While the full impact of the legislation is unknown, it could eventually lead to a reduction in TikTok’s United States traffic levels which could have a negative impact on our business. We do not know whether or how ByteDance might restructure its business, including under the proposed divestiture, and how that may impact our traffic levels.
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
We are closely monitoring the conflict between Russia and Ukraine, as well as the more recent hostilities in the Middle East, and their global impacts. While the conflicts are still evolving and the outcomes remain highly uncertain, we do not believe the Russia-Ukraine, Israel-Hamas, or other conflicts will have a material impact on our business and results of operations. We do not have Points of Presence (“POPs”) in Russia, Ukraine, or Israel. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. If such conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.
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
Continued Investment in Our Platform and Network Infrastructure
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended September 30, 2025 and 2024, our research and development expenses as a percentage of revenue were 26% and 23%, respectively. For the nine months ended September 30, 2025 and 2024, our research and development expenses as a percentage of revenue were 27% and 26%, respectively. Our research and development expenses in each period are impacted by the amount of software development costs that meet the criteria for capitalization. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities.
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

	As of September 30,
	2025	2024
Total Customer Count	3,223	3,638
Enterprise Customer Count	627	576
Last-Twelve Months Net Retention Rate (“LTM NRR”)	105.8%	105.3%

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
In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. We operate globally and as a result, the success of our ability to retain our customers is also affected by general economic and market conditions around the world. As of September 30, 2025 and 2024, we had 3,223 and 3,638 customers, respectively.
Enterprise Customer Count
Historically our revenue has been driven primarily by a subset of our customers, our enterprise customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success. Our enterprise customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of September 30, 2025, we had 627 of such enterprise customers which generated 94% of the total annualized current quarter revenue for our total customers for the three months ended September 30, 2025. As of September 30, 2024, we had 576 of such enterprise customers which generated 92% of the total annualized current quarter revenue for our total customers for the three months ended September 30, 2024.
Last-Twelve Months Net Retention Rate
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. LTM NRR allows us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended September 30, 2025 and 2024 our LTM NRR was 105.8% and 105.3%, respectively.
Remaining Performance Obligations (“RPO”)
RPO represent future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. As of September 30, 2025, the aggregate amount of the transaction price in our contracts allocated to RPO that were unsatisfied or partially unsatisfied was $268.0 million.
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
We present our disaggregated revenue by three product lines: Network Services, Security, and Other. Network Services include solutions designed to improve performance of websites, apps, application programming interfaces (“APIs”), and digital media. Security includes products designed to protect websites, apps, APIs and users. Other includes Compute solutions that allow developers to build and deploy modern web applications on our edge cloud platform, and Observability solutions that provide real-time logs, data and metrics streamed from our edge platform for actionable insights.
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
Restructuring Charges
Our restructuring charges relate to a 2024 restructuring plan to reduce expenses including a reduction of the Company’s workforce. The charges incurred consist primarily of employee-related severance and termination benefits in connection with such 2024 workforce reduction.
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

Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$158,223	$137,206	$451,406	$403,097
Cost of revenue	65,894	62,466	201,163	182,222
Gross profit	92,329	74,740	250,243	220,875
Operating expenses:
Research and development	41,421	31,884	121,071	105,238
Sales and marketing	49,998	45,994	150,411	148,560
General and administrative	29,698	27,173	82,256	87,245
Impairment expense	—	559	415	3,696
Restructuring charges	—	9,720	—	9,720
Total operating expenses	121,117	115,330	354,153	354,459
Loss from operations	(28,788)	(40,590)	(103,910)	(133,584)
Interest income	3,080	3,819	9,139	11,604
Interest expense	(3,161)	(473)	(9,498)	(1,516)
Other expense, net	(55)	(317)	(96)	(213)
Loss before income tax expense	(28,924)	(37,561)	(104,365)	(123,709)
Income tax expense	559	455	1,807	1,463
Net loss attributable to common stockholders	$(29,483)	$(38,016)	$(106,172)	$(125,172)

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	42	46	45	45
Gross profit	58	54	55	55
Operating expenses:
Research and development	26	23	27	26
Sales and marketing	32	34	33	37
General and administrative	19	20	18	22
Impairment expense	—	—	—	1
Restructuring charges	—	7	—	2
Total operating expenses	77	84	78	88
Loss from operations	(19)	(30)	(23)	(33)
Interest income	2	3	2	3
Interest expense	(2)	—	(2)	—
Other expense, net	—	—	—	—
Loss before income tax expense	(19)	(27)	(23)	(30)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	(19)%	(27)%	(23)%	(30)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Network Services	$118,828	$107,431	11%	$346,934	$317,585	9%
Security	33,959	26,184	30%	89,661	76,152	18%
Other	5,436	3,591	51%	14,811	9,360	58%
Total revenue	$158,223	$137,206	15%	$451,406	$403,097	12%
Percentage of revenue:
Network Services	76%	78%	(2)%	77%	79%	(2)%
Security	21%	19%	2%	20%	19%	1%
Other	3%	3%	—%	3%	2%	1%

Revenue was $158.2 million for the three months ended September 30, 2025, compared to $137.2 million for the three months ended September 30, 2024, an increase of $21.0 million, or 15%. Revenue was $451.4 million for the nine months ended September 30, 2025, compared to $403.1 million for the nine months ended September 30, 2024, an increase of $48.3 million, or 12%.
In both the three and nine months ended September 30, 2025, approximately 96% of our revenue was driven by usage on our platform. In both the three and nine months ended September 30, 2024, approximately 95% of our revenue was driven by usage on our platform. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Network Services revenue was $118.8 million for the three months ended September 30, 2025, compared to $107.4 million for the three months ended September 30, 2024, an increase of $11.4 million, or 11%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $34.0 million for the three months ended September 30, 2025, compared to $26.2 million for the three months ended September 30, 2024, an increase of $7.8 million, or 30%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue. Other revenue was $5.4 million for the three months ended September 30, 2025, compared to $3.6 million for the three months ended September 30, 2024, an increase of $1.8 million, or 51%. The increase in Other revenue was primarily driven by further adoption of our Compute solutions.
Network Services revenue was $346.9 million for the nine months ended September 30, 2025, compared to $317.6 million for the nine months ended September 30, 2024, an increase of $29.3 million, or 9%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $89.7 million for the nine months ended September 30, 2025, compared to $76.2 million for the nine months ended September 30, 2024, an increase of $13.5 million, or 18%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue. Other revenue was $14.8 million for the nine months ended September 30, 2025, compared to $9.4 million for the nine months ended September 30, 2024, an increase of $5.4 million, or 58%. The increase in Other revenue was primarily driven by further adoption of our Compute solutions.
U.S. revenue was $114.2 million, or 72% of revenue, for the three months ended September 30, 2025, compared to $104.5 million, or 76% of revenue, for the three months ended September 30, 2024. This represents an increase of $9.7 million, or 9%. International revenue was $44.1 million, or 28% of revenue, for the three months ended September 30, 2025, compared to $32.8 million, or 24%, of revenue for the three months ended September 30, 2024. This represents an increase of $11.3 million, or 35%.
U.S. revenue was $337.5 million, or 75% of revenue, for the nine months ended September 30, 2025, compared to $300.9 million, or 75% of revenue, for the nine months ended September 30, 2024. This represents an increase of $36.6 million, or 12%. International revenue was $113.9 million, or 25% of revenue, for the nine months ended September 30, 2025, compared to $102.2 million, or 25%, of revenue for the nine months ended September 30, 2024. This represents an increase of $11.7 million, or 11%.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Cost of revenue	$65,894	$62,466	5%	$201,163	$182,222	10%
Cost of revenue was $65.9 million for the three months ended September 30, 2025 compared to $62.5 million for the three months ended September 30, 2024, an increase of $3.4 million, or 5%. The increase was primarily due to a $2.0 million increase in depreciation and amortization as a result of increased investments in our platform, a $1.4 million increase in colocation costs, a $1.0 million increase in software costs, as well as a $0.9 million increase in stock-based compensation expense. The increase was partially offset by a $0.7 million decrease in bandwidth costs, a $0.4 million decrease in equipment purchases, a $0.4 million decrease in maintenance costs, as well as a $0.3 million decrease in personnel-related costs.
Cost of revenue was $201.2 million for the nine months ended September 30, 2025 compared to $182.2 million for the nine months ended September 30, 2024, an increase of $19.0 million, or 10%. The increase was primarily due to a $9.3 million increase in bandwidth costs and a $5.7 million increase in depreciation and amortization as a result of increased investments in our platform. The increase was also due to a $3.3 million increase in software costs, a $2.6 million increase in colocation costs, as well as a $0.6 million increase in stock-based compensation expense. The increase was partially offset by a $1.9 million decrease in personnel-related costs, a $0.7 million decrease in other network costs, as well as a $0.4 million decrease in maintenance costs.

Gross Profit and Gross Margin

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Gross profit	$92,329	$74,740	24%	$250,243	$220,875	13%
Gross margin	58%	54%	4%	55%	55%	—%
Gross profit was $92.3 million for the three months ended September 30, 2025 compared to $74.7 million for the three months ended September 30, 2024, an increase of $17.6 million, or 24%. Gross margin was 58% for the three months ended September 30, 2025 and 54% for the three months ended September 30, 2024. The increase in gross margin was driven by revenue growth during the three months ended September 30, 2025 outpacing the increases in the costs incurred to support the growth of our network.
Gross profit was $250.2 million for the nine months ended September 30, 2025 compared to $220.9 million for the nine months ended September 30, 2024, an increase of $29.3 million, or 13%. Gross margin was 55% for both the nine months ended September 30, 2025 and 2024. Our flat gross margin was driven by consistent revenue growth during the nine months ended September 30, 2025 with comparable increases in the costs incurred to support the growth of our network.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Research and development	$41,421	$31,884	30%	$121,071	$105,238	15%
Sales and marketing	49,998	45,994	9%	150,411	148,560	1%
General and administrative	29,698	27,173	9%	82,256	87,245	(6)%
Impairment expense	—	559	(100)%	415	3,696	(89)%
Restructuring charges	—	9,720	100%	—	9,720	100%
Total operating expenses	$121,117	$115,330	5%	$354,153	$354,459	—%
Percentage of revenue:
Research and development	26%	23%	3%	27%	26%	1%
Sales and marketing	32%	34%	(2)%	33%	37%	(4)%
General and administrative	19%	20%	(1)%	18%	22%	(4)%
Impairment expense	—%	—%	—%	—%	1%	(1)%
Restructuring charges	—%	7%	(7)%	—%	2%	(2)%
Research and Development
Research and development expenses were $41.4 million for the three months ended September 30, 2025 compared to $31.9 million for the three months ended September 30, 2024, an increase of $9.5 million, or 30%. The increase was primarily due to a $4.5 million increase in stock-based compensation expenses, a $2.7 million increase in personnel-related costs and a $2.3 million decrease in capitalized software development costs.
Research and development expenses were $121.1 million for the nine months ended September 30, 2025 compared to $105.2 million for the nine months ended September 30, 2024, an increase of $15.9 million, or 15%. The increase was primarily due to a $7.0 million decrease in capitalized software development costs, a $6.9 million increase in stock-based compensation expenses, a $1.9 million increase in personnel-related costs and a $1.4 million increase in software costs. The increase was offset by a $0.4 million decrease in corporate costs.

Sales and Marketing
Sales and marketing expenses were $50.0 million for the three months ended September 30, 2025 compared to $46.0 million for the three months ended September 30, 2024, an increase of $4.0 million, or 9%. The increase was primarily due to a $2.4 million increase in personnel-related costs including commission expense, a $1.6 million increase in stock-based compensation expenses, as well as a $0.7 million increase in marketing expenses. The increase was partially offset by a $0.3 million decrease in software costs and a $0.2 million decrease in professional fees.
Sales and marketing expenses were $150.4 million for the nine months ended September 30, 2025 compared to $148.6 million for the nine months ended September 30, 2024, an increase of $1.8 million, or 1%. The increase was primarily due to a $1.6 million increase in stock-based compensation expenses, a $0.8 million increase in travel and entertainment expenses, as well as a $0.6 million increase in marketing expenses. The increase was partially offset by a $0.4 million decrease in third party commissions, a $0.3 million decrease in software costs, as well as a $0.3 million decrease in corporate costs.
General and Administrative
General and administrative costs were $29.7 million for the three months ended September 30, 2025 compared to $27.2 million for the three months ended September 30, 2024, an increase of $2.5 million, or 9%. The increase was primarily due to a $1.0 million increase in stock-based compensation expenses, a $0.7 million increase in corporate costs as well as a $0.7 million increase in executive transition costs.
General and administrative costs were $82.3 million for the nine months ended September 30, 2025 compared to $87.2 million for the nine months ended September 30, 2024, a decrease of $4.9 million, or 6%. The decrease was primarily due to a $7.1 million decrease in stock-based compensation expenses, a $2.1 million decrease in personnel-related costs, as well as a $0.4 million decrease in equipment purchases. The decrease was partially offset by a $2.2 million increase in professional services fees, a $1.0 million increase in executive transition costs, a $0.6 million increase in corporate costs, a $0.8 million increase in provision for credit losses, as well as a $0.5 million increase in the sales and use tax reserve.
Impairment Expense
During the nine months ended September 30, 2025, the Company recognized an impairment expense of $0.4 million. The impairment expense related to non-recurring write-off charges for intangible assets no longer in use as well as an abandoned internal-use software project. The Company did not recognize any expense during the three months ended September 30, 2025.
During the three months ended September 30, 2024, the Company recognized an impairment expense of $0.6 million related to the write-off of certain equipment. During the nine months ended September 30, 2024 we recognized an impairment charge of $3.7 million related to write-offs of certain equipment, an internal-use software project as well as right-of-use assets.
Restructuring Charges
During the three and nine months ended September 30, 2024, in an effort to streamline our organization, we initiated a restructuring plan to reduce expenses including a reduction of our workforce. In connection with this plan, we incurred charges of $9.7 million primarily consisting of employee-related severance and termination benefits. There have been no restructuring activities in 2025.
Other Income and Expense
Interest Income

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Interest income	$3,080	$3,819	(19)%	$9,139	$11,604	(21)%
Interest income was $3.1 million for the three months ended September 30, 2025 compared to $3.8 million for the three months ended September 30, 2024, a decrease of $0.7 million, or 19%. This decrease was primarily driven by a decrease in interest rates and investment balance.

Interest income was $9.1 million for the nine months ended September 30, 2025 compared to $11.6 million for the nine months ended September 30, 2024, a decrease of $2.5 million, or 21%. This decrease was primarily driven by a decrease in interest rates and investment balance.
Interest Expense

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Interest expense	$3,161	$473	568%	$9,498	$1,516	527%
Interest expense was $3.2 million for the three months ended September 30, 2025 compared to $0.5 million for the three months ended September 30, 2024, an increase of $2.7 million, or 568%. Interest expense increased primarily due to the coupon interest of the 2028 Notes issued in December 2024.
Interest expense was $9.5 million for the nine months ended September 30, 2025 compared to $1.5 million for the nine months ended September 30, 2024, an increase of $8.0 million, or 527%. Interest expense increased primarily due to the coupon interest of the 2028 Notes issued in December 2024.
Other Expense, Net

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Other expense, net	$55	$317	(83)%	$96	$213	(55)%
Other expense was less than $0.1 million for the three months ended September 30, 2025 compared to $0.3 million for the three months ended September 30, 2024, a decrease of $0.3 million. The change was mainly driven by our foreign currency transaction gains and losses between the periods.
Other expense was less than $0.1 million for the nine months ended September 30, 2025 compared to $0.2 million for the nine months ended September 30, 2024, a decrease of $0.1 million. The change was mainly driven by our foreign currency transaction gains and losses between the periods.
Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Income tax expense	$559	$455	23%	$1,807	$1,463	24%
Income tax expense was $0.6 million for the three months ended September 30, 2025 compared to $0.5 million for the three months ended September 30, 2024, an increase of $0.1 million. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense for the periods were primarily due to foreign tax expense.
Income tax expense was $1.8 million for the nine months ended September 30, 2025 compared to $1.5 million for the nine months ended September 30, 2024, an increase of $0.3 million. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense for the periods were primarily due to foreign tax expense.
Liquidity and Capital Resources
As of September 30, 2025, we had cash, cash equivalents and marketable securities, totaling $342.9 million. Our cash, cash equivalents, and marketable securities primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal bonds, agency bonds, and certificates of deposit. As of September 30, 2025, we did not have any marketable securities classified as non-current.

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
Interest payments on outstanding borrowings are due on the last day of each interest period. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. The Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1.25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. As of September 30, 2025, we were in compliance with these covenants and we expect to continue to be in compliance for at least the next 12 months. During the nine months ended September 30, 2025 and 2024, no amounts were drawn down on the Credit Agreement.
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
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Nine months ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$72,010	$11,186
Net cash provided by (used in) investing activities	$(249,183)	$107,991
Net cash provided by (used in) financing activities	$3,907	$(9,782)
Cash Flows from Operating Activities
For the nine months ended September 30, 2025, cash provided by operating activities was $72.0 million, consisting primarily of our net loss of $106.2 million, adjusted for non-cash items of $178.8 million, and net cash flows used in operating assets and liabilities of $0.7 million. The main drivers of the changes in operating assets and liabilities were a $18.8 million increase in other liabilities, an increase of accounts receivable of $3.6 million, a $3.3 million increase in accounts payable and a $0.8 million increase in prepaid expenses and other current assets. This was offset by a $13.0 million decrease in other assets, $13.7 million of operating lease payments, and a $0.5 million decrease in accrued expenses.
For the nine months ended September 30, 2024, cash provided by operating activities was $11.2 million, consisting primarily of our net loss of $125.2 million, adjusted for non-cash items of $174.1 million, and net cash flows used in operating assets and liabilities of $37.8 million. The main drivers of the changes in operating assets and liabilities were $19.3 million of operating lease payments, a $4.1 million decrease in accrued expenses due to timing of payments, a $7.7 million decrease in other assets, a $4.9 million decrease in other liabilities, as well as a $7.4 million decrease in prepaid expenses and other current assets. This was offset by a $4.5 million increase in accounts payable due to timing of payments, as well as a net increase of accounts receivable of $1.3 million, primarily due to the growth of our business and the timing of cash receipts from our customers.
Cash Flows from Investing Activities
For the nine months ended September 30, 2025, cash used in investing activities was $249.2 million, primarily consisting of $352.1 million purchases of marketable securities, $18.5 million of payments related to purchases of property and equipment to expand our network, and $14.0 million of additions to capitalized internal-use software. The cash outflow was partially offset by $117.2 million of maturities of marketable securities and $18.1 million from the sale of marketable securities.
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

Cash Flows from Financing Activities
For the nine months ended September 30, 2025, cash provided by financing activities was $3.9 million, primarily consisting of $5.5 million in proceeds from the employee stock purchase plan and $0.8 million in proceeds from stock option exercises by our employees. The cash inflow was partially offset by $2.3 million of finance lease payments.
For the nine months ended September 30, 2024, cash used in financing activities was $9.8 million, primarily consisting of $12.4 million of finance lease payments as well as a $3.8 million payment of deferred consideration for business acquisition. The cash outflow was partially offset by inflow of $6.1 million in proceeds from the employee stock purchase plan and $0.3 million in proceeds from stock option exercises by our employees.
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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $342.9 million as of September 30, 2025, which primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal bonds, agency bonds, and certificates of deposit. The cash and cash equivalents are held for working capital purposes. Our cash equivalents and our investment portfolio are subject to market risk due to fluctuations in interest rates. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2025.
Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness which has been included in "Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We identified deficiencies in the design and operating effectiveness of controls within the revenue process. These deficiencies are related to certain business process controls primarily caused by a lack of sufficiently qualified personnel due to turnover, information technology general controls, including the failure to receive a service auditor’s report for our billing system hosted by a third-party, and insufficient monitoring controls over such third-

party service provider. In the aggregate, these deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis, and represent a material weakness.
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
For some of our products, we charge our customers based on their usage of our platform. Most of our customers, including some of our largest enterprise customers, do not have long-term contractual financial commitments to us. Some of our customers, who generally do not include our enterprise customers, enter into “click-through” agreements with us via our self-service model, and agree to a minimum monthly fee by signing up online with a credit card, and can easily terminate their subscriptions, or switch to a less expensive plan, at will with little advance notice. In addition, most of our current customer contracts are only one year in duration and these customers may not use our platform in a subsequent year. In order for us to maintain or improve our results of operations, it is important that our customers, in particular, our enterprise customers, use our platform in excess of their commitment levels, if any, and continue to use our platform on the same or more favorable terms. Our ability to retain our largest customers and expand their usage could be impaired for a variety of reasons, including customer budget constraints, customer satisfaction, changes in our customers’ underlying businesses, changes in the type and size of our customers, pricing changes, competitive conditions (including customers building their own CDNs), the acquisition of our customers by other companies, governmental actions, or the possibility thereof, and general economic conditions. Because many of our largest customers’ minimum usage commitments for our platform are relatively low compared to their expected usage, it can be easy for certain customers to quickly reallocate usage or switch from our platform to an alternative platform altogether. In addition, they may reduce or cease their use of our products at any time without penalty or termination charges, even after they have expanded usage in prior periods.
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
We receive a substantial portion of our revenues from a limited number of customers from a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.*
Our future success depends on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and from a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 32% and 35% of our revenue in the trailing 12 months ended September 30, 2025 and 2024, respectively. Affiliated customers that are business units of a single company generated an aggregate of less than 10% of our revenue in the trailing 12 months ended September 30, 2025 and 2024, respectively. Affiliated customers that are business units of a single company in the streaming entertainment space generated an aggregate of less than 10% of our revenue in the trailing 12 months ended September 30, 2025 and 11% of our revenue in the trailing 12 months ended September 30, 2024. In addition, in April 2024, the former administration signed into law a bill that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. The current administration signed an executive order on January 20, 2025 instructing the Attorney General not to enforce the law or impose any penalties against any entity for noncompliance for a period of 75 days and to provide written guidance as to how the law will be implemented. On June 19, 2025, the current administration extended the prior non-enforcement instructions until September 17, 2025. As of September 25, 2025, the current administration further extended the non-enforcement instructions until January 23, 2026 in consideration of a proposed divestiture of TikTok's United States operations. TikTok was one of our largest customers for the three months ended September 30, 2025 and remains a customer of ours. While the full impact of the legislation is unknown, it could eventually lead to a reduction in TikTok’s United States traffic levels which could have a negative impact on our business. We do not know whether or how ByteDance might restructure its business, including under the proposed divestiture, and how that may impact our traffic levels. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ businesses may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
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
We generated a net loss of $29.5 million and $106.2 million for the three and nine months ended September 30, 2025, respectively, and we had an accumulated deficit of $1,099.0 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past faced, and will continue to face, increased compliance costs associated with growth and expansion of our customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
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
Some actors now engage, and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. We have in the past been subject to cyber-attacks from third parties, including parties who we believe are sponsored by government actors. Since our customers share our multi-tenant architecture, cyber-attacks on any one of our customers could have a negative effect on our other customers. In the past, these attacks have significantly increased the bandwidth used on our platform and have strained our network. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our services.
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
We are, and may in the future be, involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.*
We are, and may in the future be, subject to litigation such as putative class action and stockholder derivative lawsuits brought by stockholders. For example, on May 24, 2024, we and certain of our officers were named as defendants in putative securities class action filed in the United States District Court for the Northern District of California purportedly brought on behalf of holders of our common stock. On November 1, 2024, the lead plaintiff filed an amended complaint. On June 12, 2024 and July 1, 2024, stockholder derivative complaints were filed in the United States District Court for the Northern District of California against certain of our officers and directors based on substantially similar allegations as those in the putative securities class action. These two shareholder derivative actions have been consolidated and stayed pending resolution of our motion(s) to dismiss in the securities class action. On August 23, 2024 and December 20, 2024, substantially similar stockholder derivative complaints were filed against certain of our officers and directors in the United States District Court for the District of Delaware and the Court of Chancery for the State of Delaware. These two shareholder derivative actions have also been stayed pending resolution of our motion(s) to dismiss in the above-referenced putative securities class action.
Defendants filed a motion to dismiss the putative securities class action on January 15, 2025. The lead plaintiff filed an opposition to defendants’ motion to dismiss on March 17, 2025. Defendants filed a reply in support of the motion to dismiss on April 30, 2025. On September 24, 2025, the court issued an order granting in part and denying in part the motion to dismiss. On October 24, 2025, the lead plaintiff filed a second amended complaint. Defendants’ motion to dismiss is due December 9, 2025, Lead Plaintiff’s opposition is due January 26, 2026, and Defendants’ reply is due February 19, 2026. A hearing has not yet been scheduled on Defendants’ anticipated motion to dismiss the second amended complaint. We anticipate that we may be a target for lawsuits in the future, as we have been in the past. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
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
We have experienced growth in various aspects of our business in prior periods. For example, for the three months ended September 30, 2025 and 2024, our revenue was $158.2 million and $137.2 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three and nine months ended September 30, 2025, the percentage of revenue generated from customers outside the United States was 28% of our total revenue. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of September 30, 2025, approximately 22% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. For example, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (“Section 404”). Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting. We designed, implemented, and tested internal control over financial reporting required to comply with this obligation. That process is time-consuming, costly, and complicated.
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
If the United States government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments, the United States government has expressed concerns about the ability of companies operating in China to do business in the United States or with United States companies. As a result, we could lose the ability to contract with current or potential customers and usage of our platform may decrease by affected customers, which could harm our business and reputation. Even in the absence of new restrictions or trade actions imposed by the United States or other governments, including potential new regulations resulting from the 2024 presidential and congressional elections in the United States, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business. In April 2024, under the prior administration, a bill was signed into law that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. The current administration issued an executive order on January 20, 2025 instructing the Attorney General not to enforce the law or impose any penalties against any entity for noncompliance for a period of 75 days and to provide written guidance as to how the law will be implemented. On June 19, 2025, the current administration extended the prior non-enforcement instructions until September 17, 2025. As of September 25, 2025, the current administration further extended the non-enforcement instructions until January 23, 2026 in consideration of a proposed divestiture of TikTok's United States operations. TikTok was one of our largest customers for the three and nine months ended September 30, 2025 and remains a customer of ours. While the full impact of the legislation is unknown, it could eventually lead to a reduction in TikTok’s United States traffic levels which could have a negative impact on our business. We do not know whether or how ByteDance might restructure its business, including under the proposed divestiture, and how that may impact our traffic levels.
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

Outside of the United States, an increasing number of foreign laws and regulations apply to privacy and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), (collectively “GDPR”) Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canada’s Anti-Spam Legislation (“CASL”), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing the personal information of individuals. For example, under the GDPR, government regulators may impose restrictions or injunctions on data processing, and fines of up to 20 million euros (£17.5 million) or 4% of annual global revenue, whichever is greater. The GDPR also provides for private litigation related to the processing of personal information, which can be brought by classes of data subjects or consumer protection organizations authorized by law to represent the interests of such classes. European legislative proposals and existing laws and regulations also apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the United Kingdom ("UK"), regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Furthermore, there is a new regulation in the EU related to AI that will impose onerous obligations related to the use of AI-related systems and may require us to change our business practices. We may also become subject to new laws in the EU that regulate cybersecurity and non-personal information. For example, the European Data Act became applicable in September 2025, and provides that in-scope customers may cancel their subscriptions without cause upon up to two months advance written notice, subject to an early termination penalty for unused services. Depending on how these laws are interpreted, we may have to adapt our business practices and products to comply with such obligations.
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
Unfavorable conditions in our industry or the global economy, rising inflation or reductions in information technology spending could harm our business.*
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, banking instability and recession fears are creating a complex and challenging environment for us and our customers. Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. The U.S. capital markets experienced and continue to experience extreme volatility. While our ability to do business has not been materially affected, the global restrictive measures that have been taken in response to such events, and could be taken in the future, have created significant global economic uncertainty that could prolong and escalate tensions and expand the geopolitical conflict, which could have a lasting impact on regional and global economies, any of which could harm our business and operating results. Further, due to political uncertainty and international military actions, we and the third parties upon which we rely may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to do business. These attacks are expected to continue to occur in the future. Furthermore, inflation rates in the U.S. in the past few years have increased to levels not seen in decades, prompting the Federal Reserve to increase interest rates. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, currency and interest rate fluctuations, political turmoil, actual or potential government shutdowns, natural catastrophes, warfare, public health issues, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a downturn or recession and a decrease in business investments, including spending on information technology, which would harm our business. In addition, international trade disputes may disrupt our supply chain and increase pricing of the equipment components we use to operate our network and provide products to our customers. For example, the United States has imposed or indicated an intention to impose tariffs on certain countries which may lead to retaliatory actions such as counter-tariffs and increase production costs and disruptions in our supply chain. To the extent that our platform and our products are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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
Historically, our stock price has been volatile. During the year ended December 31, 2024, our stock traded as high as $25.87 per share and as low as $5.52 per share, and from January 1, 2025 to October 31, 2025, our stock price has ranged from $11.14 per share to $4.65 per share. The market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
As of September 30, 2025, we have outstanding a total of approximately 149 million shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the 2026 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026. The 2028 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to June 1, 2028.
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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Charles Compton (1)	Termination	8/27/2025	X	—	—	—	—
	Adoption	8/27/2025	X	—	339,874 plus any shares awarded under the 2025 Bonus Program	—	8/31/2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) On August 27, 2025, Charles Compton, the Company's Chief Executive Officer, terminated his previously disclosed 10b5-1 plan, entered into on June 3, 2025. On the same date, Mr. Compton entered into a new 10b5-1 Plan, providing for the potential sale of up to 339,874 shares of the Company's Common Stock plus any shares awarded under the Company's 2025 Bonus Program as detailed in Note 10—Stockholders' Equity—Company-wide Bonus Programs (“Bonus Programs”). However, because certain of Mr. Compton's planned sale amounts are equal to a designated percentage of the net number of shares (i) resulting from RSUs vesting or (ii) from the Executive PSUs as detailed in Note 10—Stockholders' Equity—Performance stock awards for executive officers (“Executive PSUs”), of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, and the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2025 (as it relates to the Executive PSUs), the maximum number of shares to be sold may be less. The plan expires on August 31, 2026, or upon the earlier completion of all authorized transactions under the plan.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	8-K	001-38897	3.1	August 15, 2024
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
10.1+	Offer Letter by and between Fastly, Inc. and Richard Wong, dated August 1, 2025.	8-K	001-38897	10.1	August 6, 2025
10.2+	Offer Letter by and between Fastly, Inc. and Scott Lovett, dated August 1, 2025.	8-K	001-38897	10.2	August 6, 2025
10.3+	Transition and Separation Agreement by and between Fastly, Inc. and Ronald Kisling, dated August 1, 2025.	8-K	001-38897	10.3	August 6, 2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

November 7, 2025	By:	/s/ Charles Compton
Charles Compton Chief Executive Officer (Principal Executive Officer)

November 7, 2025	By:	/s/ Richard Wong
Richard Wong Chief Financial Officer (Principal Financial and Accounting Officer)