Form 10-K
period 2025-12-31
Fastly, Inc.
filed 2026-02-25
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not Applicable
(Former name, former address, or former fiscal year, if changed since last report)
____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00002 par value	FSLY	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $7.06 for a share of the Registrant’s Class A Common Stock ("common stock") on June 30, 2025 (the last business day of the registrant's most recently completed second quarter), as reported by the New York Stock Exchange on such date, was approximately $1.0 billion.

As of February 13, 2026, 151.8 million shares of the registrant's common stock were outstanding.

Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•our history of operating losses;
•the potential that security measures, or those of third parties upon which we rely, are compromised, or the security, confidentiality, integrity, or availability of our information technology, software, services, networks, communications, or data is compromised, limited or fails;
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
•our ability to comply with evolving laws, regulations, industry standards, and other obligations;
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
•our ability to maintain effective internal control over financial reporting; and

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

RISK FACTOR SUMMARY
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occur (or if any of those listed elsewhere in this Annual Report on Form 10-K occurs), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
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
•We receive a substantial portion of our revenues from a limited number of customers within a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.
•Component delays, shortages, or price increases could interrupt our ability to complete the construction of our servers or POPs and to meet the usage needs of our customers. Our operating results could be materially harmed if we are unable to adequately manage our infrastructure needs.
•Our history of operating losses makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
•If our IT Systems or data, or those of third parties upon which we rely, are compromised now, or in the future, or the security, confidentiality, integrity, or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, our business could experience materially adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, loss of revenue or profits, loss of customers or sales, reputational harm, and other adverse consequences.
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
•We are subject, or may become subject, to stringent and evolving U.S. and foreign laws, governmental regulations and rules, contractual obligations, industry standards, policies and other obligations related to privacy, infrastructure, artificial intelligence, and data security.
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
•If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be seriously harmed.
•Our stock price is volatile, and the value of our common stock may decline.

PART I
Item 1.         Business
Overview
Organizations around the world are more dependent on the quality of digital experiences they provide than ever before. As the internet approaches an inflection point where automated, artificial intelligence (“AI”)-driven traffic increases demands on infrastructure, Fastly is the essential platform to deliver resilient, highly performant, always-on software and services at global scale.
The edge cloud is a category of Infrastructure as a Service (“IaaS”) that enables software engineers to build, secure, and deliver digital experiences at the edge of the Internet. Our platform represents the convergence of the Content Delivery Network (“CDN”) with functionality that has traditionally been delivered by hardware-centric appliances such as Application Delivery Controllers (“ADC”), Web Application Firewalls (“WAF”), API Management, Bot Detection, Distributed Denial of Service (“DDoS”), Web Application and API Protection (“WAAP”), and infrastructure protection.
Processing at the edge is an ideal way to handle highly dynamic and time-sensitive data, especially when performance matters. Organizations of all sizes, including Fortune 500 companies that run 24/7 operations, leverage our edge cloud platform for a diverse range of critical functions that benefit from processing at the edge, including enhancing user experience, scaling agentic AI workloads, and powering core commerce capabilities to drive conversion and customer success. The edge cloud complements data center, central cloud, and hybrid solutions, and is critical for responsive, safe, and secure AI-centric experiences.
Fastly focuses holistically on the edge cloud from developer creation to end-user experience, with our global footprint and integrated security core to our platform. Our platform is poised to capitalize on the rise of agentic AI, where autonomous agent consumption is driving the bulk of internet traffic. Fastly is uniquely positioned – and has laid the groundwork – to lead the intelligence fabric that helps enterprises adapt to this shift. We are capturing this opportunity by supporting edge workloads and AI traffic management, allowing organizations to optimize AI-driven services alongside human interactions. We play a unique role in helping enterprises optimize and accelerate interactions with authorized AI agents and blocking abuse, powering their differentiation and AI-fueled innovation.
Organizations must keep up with a complex and ever-evolving landscape. We’ve built a powerful unified edge platform designed from the ground up to be programmable and support agile software development, and we continuously drive innovation to meet the ever changing needs of our customers. We believe that our platform gives our customers a significant competitive advantage – whether they were born into the AI-centric digital age or are just embarking on their transformation journey.

Products & Services
Fastly Platform
Fastly’s platform has evolved over the years to meet changing technology demands and the needs of a growing customer base. Built on the core principles of performance, resilience, and programmability, it was originally designed to accelerate applications and services at global scale. Over time, the platform expanded to also encompass edge computing, cloud-native architectures, unified application security, and emerging AI workloads.
Today, Fastly’s platform is designed to address the requirements of the always-on digital economy by providing essential infrastructure and application solutions for customers across a broad range of industries. We serve organizations across ecommerce, streaming media, gaming, digital publishing, and high tech to financial services and more. Our platform supports diverse use cases, from edge distribution and delivery, to cloud-native applications, serverless development, web application and API protection, and edge computing.
A Modern Platform
We have taken advantage of modern network design to build a platform optimized for performance, resilience and scale. Our platform is built to accelerate a wide range of content, including dynamic content, allowing customers to deliver faster, more personalized web and mobile experiences. It is also designed to scale rapidly and intelligently, while being resilient, to reliably support peak traffic events like live streaming events, flash sales, and major gaming releases.
Cloud-Native
As cloud-native solutions have become more mainstream for building and running applications, we are also well suited to support these environments. We offer an API-driven, developer-friendly platform that integrates smoothly with modern stacks, continuous integration/continuous deployment pipelines and cloud infrastructures. Our platform acts as an intelligent edge layer in front of customers’ single or multi-cloud environments. By accelerating, protecting, and optimizing API traffic, intelligently routing requests, and reducing load on origin servers, we improve application performance, security, and reliability. These benefits extend beyond enhancing centralized cloud applications to also supporting larger deployments in virtual private clouds and globally distributed, edge-native applications.
Edge Computing
As application architectures have evolved, with latency-sensitive functionality moving closer to end users, we have expanded our platform to support programmable edge computing. Built on WebAssembly (“WASM”) to support microsecond code execution times, our compute environment enables customers to run layers of intelligent logic, including AI, in front of their applications and services, all while maintaining performance. This allows customers to optimize their workflows for higher conversion rates, increased revenue generation, and faster developer innovation. With built-in isolation technology, the platform is also secure by design, enabling customers to run business-critical workloads while minimizing the potential for vulnerabilities or unauthorized access. Some common edge compute use cases include fast, scalable personalization; security and authentication enforcement; and on-the-fly image or video optimization. Being part of core application workflows, these compute use cases can drive even deeper usage of Fastly’s platform.
Unified Application Security
In response to growing customer demand for consolidated application security, we offer a suite of security solutions to minimize the impact of attacks on and abuse against applications, APIs, and software services. By design, our powerful platform is ideally suited to adapt to and sustain resilience against massive traffic swells, whether network-layer DDoS attacks or global-scale real-time media events. Our AI-driven Adaptive Threat Engine enables real-time detection and mitigation of evolving attacks through traffic pattern analysis across our network, which we also apply to our customers’ individual services through our DDoS Protection product. We layer software products on top of our resilient platform, empowering customers with tailorable protection that lets them block, deceive, redirect, and otherwise manage attack, abuse, and other unwanted traffic. Our integrated web application firewall and bot management capabilities leverage our platform’s evidence-based, context-aware detection capabilities so customers can proactively address unwanted activity. Our platform provides real-time visibility into security events, attack traffic, and rule performance, enabling faster identification and remediation of potential risks to minimize the business impact of security incidents. Our built-in deception and mitigation techniques allow customers to detect and block attack attempts while obfuscating successful defense from attackers, slowing down attackers’ ability to evolve their operations.

AI-Ready
As AI becomes an essential part of modern applications, we are pursuing a dual opportunity: enabling AI workloads for our customers and leveraging AI to enhance our platform’s usability and capabilities. Our platform offers semantic caching and edge data stores to speed up AI workloads, while support for real-time messaging and pre-processing of visual data for AI models reduces latency and improves efficiency for AI applications. Fastly’s platform also includes capabilities for managing agentic AI and AI bot traffic, and controlling services through natural language interfaces.
Platform Differentiators
The evolution of Fastly’s platform is powered by a set of core differentiators. These differentiators have allowed us to rapidly adapt to changing market needs.
Robust architecture: Our network is comprised of robust, high-density POPs (points of presence) designed to minimize footprint and colocation costs while delivering content closer to end users. Strategically located near major cloud providers and peered with Internet exchanges worldwide, our POPs are designed to achieve optimal performance with fewer nodes than traditional architectures.
Software-controlled: We built a smarter network using fast switches and server-layer routing intelligence, allowing us to deliver real-time responses by optimally routing customer traffic. Our network also supports origin health checks for CDN and Compute services, which are designed to monitor and direct traffic away from unhealthy backends to maintain service reliability.
Resilient by design: Our network is designed to withstand common performance degradation and connectivity issues with internet transit providers. Fast Path Failover provides automatic detection and rerouting of underperforming edge connections at the transport layer. Precision Path monitors origin connections and reroutes traffic in real time to the best available path. Autopilot, our automated egress traffic engineering solution, allows us to reliably manage high-traffic events without manual intervention. When it comes to protecting against DDoS attacks, our Adaptive Threat Engine is designed to enhance platform resilience by automatically detecting and mitigating attacks in real time, using advanced behavior modeling and traffic analysis to stop threats even when attackers rotate IPs.
Fully programmable: We have built a fully programmable platform that gives customers comprehensive control over how their content is cached and how it responds to end-user requests. Using our flexible APIs, customers can make configuration changes themselves, rather than relying on professional services. This results in faster end-user experiences and cost savings for our customers, while unlocking developer innovation.
Granular visibility: Customers need continuous insight into the status of their apps and services. Across our product lines, we provide real-time logging, rich metrics, alerts and dashboards enabling faster, data-driven decision making. Software engineers can monitor performance, detect anomalies, and troubleshoot issues faster using these tools, maximizing availability and performance for their apps and services. Fastly’s granular visibility enables customers to iterate quickly on new releases, bringing innovations to market faster so they can stay ahead of competitors.
DevOps-friendly: We make it easy for customers to integrate Fastly into their DevOps workflows through rich APIs and support for platforms like Terraform, Amazon S3, and Google Cloud Storage. Combined with our configurability and visibility, these integrations enable developers to include Fastly in their continuous integration and deployment processes, accelerating and optimizing software and feature releases to enable their business goals.
Powerful Compute environment: Our platform provides a serverless compute environment that enables developers to run business-critical workloads at the edge with high performance, resilience, and minimal maintenance. Using WASM, code compiles to native machine code and executes in secure, isolated sandboxes across all our edge service delivery points. Our compute environment enables enterprises to deliver low-latency, reliable, and secure workloads and applications that serve business-critical use cases spanning new revenue opportunities, differentiation, and AI innovation.

Network Services
Fastly is an extension of our customers’ infrastructure. Our Network Services are designed to speed up and optimize the delivery of web and application traffic while ensuring developers and engineers do not lose visibility or control. Whether customers are looking to deliver engaging web and streaming experiences to their users, move apps to the cloud, or scale their DevOps practices, our Network Services provide the speed, security, and flexibility customers need.
Content Delivery Network
•Dynamic Site Acceleration. Speeds up requests and responses between cache nodes in our Points of Presence (“POPs”) and customers’ origin servers to serve their dynamic web and mobile content faster.
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
•Instant Purge. Allows customers to clear the cached copy of their content globally in milliseconds, not seconds. We allow customers to send a command to our platform that invalidates an old version of their content throughout our global edge infrastructure. This causes a new version of content to be retrieved from the application server the next time it is requested. This feature enables our customers to serve highly dynamic content at the edge faster, facilitating delightful application experiences. Rapidly changing content like shopping cart items, flight search results, sports scores, or current weather conditions in any given location can all be served faster from the network edge.
•Surrogate Keys. Allows customers to fine-tune purging by tagging related objects across their site with a key name and description, then purging by that key. Customers can purge their entire site of a given object or set of objects all at once, without impacting performance. For example, customers could purge any images and content related to discontinued sale items, discounted products, or outdated news across their site all at once.
•Programmatic Control. Provides direct programmatic control of edge delivery services to our customers, allowing them to precisely control what content is cached, for how long and when it should be refreshed. Combined with comprehensive APIs, this allows our customers to build, test and deploy custom logic, using their own development, test and deployment environment, for even the most complex digital experiences.
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
•Fanout. Enables customers to push data in real time to many users, such as synchronous communication of messages in a chatroom, server updates to Internet of Things (“IoT”) devices and other types of data between devices. Real-time messaging is used in a wide range of data streaming applications, including IoT, live commenting, end-user notifications, chat and more.
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
•Staging Environment. Allows customers to test changes to their CDN or Compute service configurations in a staging environment before deploying them to the production network. This helps identify and resolve potential issues earlier in the development process. Staging features are automatically enabled for use in the Fastly API, command line interface, and via Terraform.
Video / Streaming
•Live Streaming. Delivers millions of concurrent high-quality live streams. It can deliver online content using major HTTP streaming formats while providing real-time feedback to optimize viewer experiences. In addition, we partner with multiple video platform vendors to improve the flexibility and scale of live-streaming workflows and reduce the total cost of ownership for customers.
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
•Cache Reservation. Allows large streaming customers to reserve cache space at Fastly’s edge for high traffic events. By prioritizing a customer’s content cache storage, Cache Reservation allows that content to stay in cache for longer, minimizing content eviction in multi-tenant environments. It also helps reduce cloud egress costs by optimizing origin offload from any CDN, including Fastly.
•Live Event Monitoring. With real-time monitoring, streaming delivery, request collapsing, capacity planning, and flexible deployment, Fastly Live Event Monitoring gives customers insights into their live streaming performance and the ability to troubleshoot immediately, all while reducing costs.
Object Storage
•Object Storage. Fastly Object Storage is an Amazon S3-compatible large object storage solution that works seamlessly with both our CDN and Compute services. Customers can store large file sizes, improving latency, increasing cache hit ratios, and reducing egress charges. Objects stored in Object Storage are accessible via an S3-compatible interface. Our on-demand migration feature enables customers to only migrate their required working set of data, reducing egress charges from their source provider.
Load Balancing
•Load Balancer. Manages HTTP/HTTPS requests to a customer’s origin using granular content-aware routing decisions. We allow customers to manage traffic across multiple IaaS providers, data centers, and hybrid clouds. We also provide improved performance and cost savings over ADCs, especially during a spike or surge in traffic.
Image Optimization
•Image Optimizer. We offer a real-time image manipulation and delivery service and store transformations at the edge. When an image is requested, we resize it, adjust quality, crop/trim, change orientations, convert formats, and more, all on demand. Transforming images at the edge eliminates latency and reduces traffic to origin servers, allowing customers to save on infrastructure and egress costs.
Origin Connect
•Origin Connect. Ideal for companies moving more than one gigabyte of data per second, such as media, video, and streaming companies, Origin Connect provides a direct private network connection between an organization’s origin server and an Origin Shield POP. This is an effective way to lower transit costs, reduce engineering complexity, and improve reliability for high-volume streaming content.
Security
Customers across multiple industries rely on Fastly to help rapidly secure their business-critical websites, apps, and APIs. Our modern approach to application security provides the accuracy, flexibility, and ease-of-use that our customers value and expect. Fastly provides a suite of security solutions focused on protecting websites, apps, and APIs from unwanted activity, including DDoS attacks, application layer attacks, and abusive behavior from automated software such as AI crawlers. This solution suite is designed to be real-time, scalable, and customizable, offering customers the ability to tailor and adapt their security to their unique and evolving business needs.
Next-Gen WAF. Our next-generation Web Application Firewall protects applications from malicious attacks that seek to compromise apps and APIs. Our context-aware solution requires no tuning, reducing our customers’ time to deploy software changes, and is more accurate than the traditional rule or signature-based approaches. Our WAF can be installed in any infrastructure: cloud, virtual private cloud, container, on-premise data center or hybrid environments or at the edge. Key features include:
•Bot Management. Bad bots can perform content scraping, tie up system resources, perform account brute forcing and other harmful actions. Our solution (available as part of our Next-Gen WAF) monitors web application and API traffic for automated bot activity, allowing customers to automatically block malicious bot-generated web requests, while providing access for wanted or verified bots. Additional advanced bot management features are available in our separate Bot Management product, described below.
•API Protection. Attackers often target sensitive APIs with malicious activity like attempting to validate stolen credit cards, perform ecommerce gift card fraud or obtain patient healthcare records. We help customers stop API abuse by enabling them to monitor for unexpected values and parameters submitted to API endpoints, and block unauthorized requests.
•Account Takeover Protection. Account takeover occurs when attackers use authentication credentials to take over legitimate user accounts. Attackers test stolen credentials in an automated manner called “credential stuffing.” Our Account Takeover Protection empowers customers to automatically block and alert on credential stuffing attacks.
•Deception. Our advanced deception feature blocks malicious login attempts while also misleading attackers with fake “invalid username/password” responses. Attackers are left frustrated, thinking their credentials are bad and retrying them without realizing they have been detected. This feature is currently available for our Next-Gen WAF, and our goal is to embed deception into both new and existing security products to create end-to-end attacker tracing across customer’s production environments.
•Advanced Rate Limiting. Advanced Rate Limiting enables customers to stop malicious and anomalous high volume web requests and reduce resource consumption while allowing legitimate traffic through to application and API endpoints—doing so means companies can provide a superior customer experience that scales to meet increasing demand.
Bot Management. Fastly Bot Management is an add-on service that provides customers with visibility into bot traffic, allowing them to differentiate between good and bad bots. They can then enforce rulesets and policies in the Fastly Next-Gen WAF control panel. Key features include AI Bot Management for controlling AI bot access, advanced client-side detection of sophisticated automated attacks, and support for dynamic challenges with Private Access Tokens (“PATs”), which allows for verification of legitimate users without relying on CAPTCHAs. Rather than blocking all bots, our approach supports customers’ business goals by giving them granular control to block malicious bots while allowing legitimate automated traffic, such as search engine crawlers or monitoring tools, to access their services.
API Security. Fastly has a set of capabilities designed to help customers better protect their APIs. API Discovery automatically and continuously finds, collects and organizes customer API traffic across their Fastly services into one manageable interface. API Inventory allows customers to save and customize an accurate, detailed, and continuously-updated API inventory from the latest traffic surfaced in API Discovery. Being able to review and set aside APIs that are behaving as expected allows customers to more easily identify APIs which need security attention.
Client-Side Protection. Fastly Client-Side Protection helps our customers meet PCI-DSS compliance requirements. It provides real-time monitoring and protection against unauthorized modifications to client-side scripts and response headers, helping businesses secure sensitive customer data and maintain compliance.
Fastly DDoS Protection. Fastly’s DDoS Protection provides enhanced application-layer defense against DDoS attacks without requiring any upfront tuning. When unexpected volumetric events occur, our proprietary Adaptive Threat Engine leverages advanced, automated pattern analysis—including machine-learning–style behavior modeling—to determine legitimacy. If an attack is detected, it analyzes a comprehensive set of traffic characteristics to identify the attacker and quickly mitigate their attacks, even if IPs are rotated. Fastly DDoS Protection also features a zero-attack-fee billing model, ensuring customers are never charged for attack traffic.
TLS Encryption
•Transport Layer Security (“TLS”). As part of our standard product, our platform terminates HTTPS connections at our network edge, offloading encrypted traffic from our customers’ web servers for better performance. Predefined roles allow customers to more precisely manage TLS access without having to grant unnecessarily broad permissions. We also provide a number of different certificate procurement and hosting options.
•Platform TLS. Our Platform TLS offering is designed to allow customers with multiple web properties to manage TLS certificates at scale, while enabling a fast, secure experience for their end users. It supports delivery and management of hundreds of thousands of certificates, supported by our worldwide TLS termination and acceleration solution.
•Certainly. Certainly is our own publicly-trusted TLS Certification Authority. Fastly customers can use a certificate issued by Certainly to secure any website or API endpoint served by our CDN.
Privacy. Fastly offers several privacy enablement capabilities. Our OHTTP Relay solution provides fast, reliable separation and isolation of end user data, while passing along non-identifying requests to the business server. Fastly’s OHTTP Relay is designed to enhance online privacy for users of several of the largest internet vendors. Fastly has worked with others to develop and standardize the technology behind PATs. As an alternative to CAPTCHAs, PATs provide better user privacy by helping ensure there is no leakage of non-essential data.
Compliance. Our caching and delivery services are designed and measured against key audit and regulatory standards to help customers manage their compliance, including the Health Insurance Portability and Accountability Act (“HIPAA”), the European Union's General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“U.K. GDPR”), and industry standards like the PCI Data Security Standard and SSAE-18. Fastly is also certified to the ISO/IEC 27001:2022 standard for its Information Security Management System, and our Next-Gen WAF is FIPS 140-3 compliant for organizations that process sensitive government information or operate in regulated sectors.
Compute
Fastly Compute enables developers to build edge-native applications, APIs, authentication layers, and mission-critical edge functions on our programmable edge platform. These workloads run without requiring developers to manage the underlying infrastructure. Like all our offerings, Compute is built to be secure, performant and scalable.

Compute supports a multitude of use cases, including:
•Enhancing Search Engine Optimization ranking by managing redirects and content rewrites at the edge to improve site performance and gain real-time visibility;
•Building high-volume data pipelines for telemetry, user monitoring, IoT sensor arrays, and more;
•Lowering infrastructure costs while delivering faster personalized experiences by handling user authentication and token management for application APIs at the edge; and
•Enabling low latency ad personalization by allowing our customers to serve ads quickly from the edge based on user data.
Key features of Compute include:
•Serverless execution environment. Compute offers a fast, secure serverless code execution engine. It allows customers to deploy code across Fastly’s global edge cloud platform, and execute the code close to the user for low latency. Compute also leverages the power of Fastly’s global platform via a set of powerful developer APIs for fine grained programmatic control (e.g. Cache API’s).
•Language support. Compute works with any WASM-supported languages, including JavaScript, C++, Rust, Go, and a growing list of additional languages. Customers also have the ability to create their own language Software Development Kits. Support for languages that developers already know and want to code in is key for adoption and we will continue to add more over time.
•Storage and Data. Compute has a number of features that makes it easier and faster to access data at the edge instead of having to go back to the central cloud. This helps developers innovate faster and unlocks more latency-sensitive use cases at the edge.
◦Key Value (“KV”) Store. KV Store offers global, durable storage for compute functions at the edge. With fast reads and writes from both the edge or via API, customers can store, control, or cache their data to reduce origin dependency and unlock new use cases.
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
◦Object Storage. Fastly Object Storage is an Amazon S3-compatible large object storage solution that works seamlessly with Fastly’s Compute and CDN services.
•Developer Experience. Our products are designed to empower developers, from their first interaction with Fastly to serving billions of requests daily. Our award-winning Developer Experience team guides developers with training materials, events and tooling aimed at building a deeper understanding of our products. We maintain code samples, published to Fastly’s Developer Hub, and build testing tools like Fastly Fiddle, in order to accelerate customer testing and adoption. Many customers integrate our products directly into their DevOps tools and internal developer platforms. Beyond traditional debugging, we also facilitate advanced diagnostics on our platform through rapid global deploy times, live logs and additional observability tools.
•Fast Forward and Open Source Ecosystem. Our Fast Forward program is designed to empower and support developers, open source projects, and nonprofits that share our vision of an internet that is free, open, and safe for all. Any eligible open source project or nonprofit can apply to receive free Fastly products, including our CDN, security, compute, and observability products. From empowering millions of developers with open source tools, to providing consumers with accessible information, education, and relief services, Fast Forward members leverage Fastly to deliver impact at global scale.

◦Language ecosystems. Rust Foundation, Python Software Foundation, Ruby Central, Perl (MetaCPAN), OpenJS Foundation.
◦Open Source governance organizations. Linux Foundation, Apache Foundation, Drupal Association.
◦Open Source projects. Linux kernel, cURL project, Kubernetes, OpenStreetMap.
◦Nonprofit organizations. Khan Academy, Scratch, Watchduty, ArXiv, EFF, Kiva, MercyCorps, Reporters sans Frontières.
Observability
For customers, the ability to continuously monitor the status of their websites, products, and services is essential. Across all our Network Services, Compute and Security product lines, we provide customers with real-time insights for better decision making. Software engineers can quickly identify potential issues, investigate anomalies, improve performance, and uptime and iterate faster on new releases.
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
•Regional Log Aggregation. Beta release that allows customers to control where their Fastly log data is processed and delivered, helping support stringent data residency requirements while also enhancing log data security. We currently support log processing within the EU and the US.
•Metrics. We offer customers a variety of ways to report on the performance and activity of their services. Our metrics, APIs and dashboards provide real-time, per-second visibility and historical reporting.
•Edge Observer. Provides per-second visibility and historical reporting on the performance and activity of multiple Fastly services in a single pane of glass. Metrics and logs along with every part of the request path are available for consumption in real-time without adding latency.
•Alerts. Provides in-platform alerts for Fastly services, origins, domains, and compute apps. Alerts are driven by real-time metrics and are fully customizable. They can be shared through Slack, email, or integrations with existing escalation workflow tools, for faster detection and response times.
•Sustainability dashboard. Offers self-service access, an API, and downloadable data to track electricity consumption and electricity-related greenhouse gas emissions resulting from customer usage of the Fastly platform, based on our published carbon calculation methodology.
We also offer a number of add-on Observability services which support our Network Services and Compute product lines:
•Log Explorer & Insights. This feature allows customers to store, inspect and monitor their log data directly on our platform, eliminating the need for third-party tools to view and analyze logs. Using the Insights dashboard, customers get a variety of views of their logging data so they can visualize and identify trends. Log Explorer facilitates troubleshooting by allowing customers to view, filter, and analyze logs using the Fastly control panel and API.
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
The following add-on Observability tools are designed to support our Compute product line, empowering developers to monitor and program in real-time:
•Log Tailing. We give customers visibility into log messages from their applications so they can quickly identify bugs, all within their terminal of choice with Fastly Command Line Interface. This helps avoid difficult third-party log management and debugging challenges.
•Tracing. For customers building apps with Compute, we tag individual end-user requests with unique identifiers and maintain request tracing parameters by tracking when users enter and exit our serverless platform. This feature allows developers to more easily track the performance of application functions post-deployment.
AI Capabilities
AI is becoming an increasingly important part of modern application development. We have extended our powerful, programmable platform to include new products and feature enhancements that help customers accelerate, protect, and optimize their AI-driven workloads.
AI Bot Management. Fastly AI Bot Management is a feature within our Bot Management offering. It provides visibility and control over automated traffic by using behavioral analysis and threat intelligence to identify and classify AI bots. Customers can gain insight into how AI bots access and scrape their content, enabling them to evaluate whether this activity aligns with their business goals—such as generative engine optimization—or constitutes unauthorized use. They can then take targeted actions, including blocking, rate-limiting, or allowing this AI bot traffic. AI Bot Management is also integrated with Tollbit and other monetization vendors, to monetize AI bot scraping of customer content. The Tollbit integration allows customers to redirect AI bots to a paywall for token verification. AI bots with valid tokens are granted access to content, while AI bots without valid tokens are required to pay for access.
Edge Data Storage. Fastly Key-Value Store and Object Storage are edge data storage solutions which can help optimize AI workloads. Key-Value Store supports semantic caching of large language model (“LLM”) responses, allowing applications to instantly serve relevant results while reducing calls to expensive, high-latency model APIs. Object Storage supports AI workloads by providing a cost-effective way to store and serve large datasets for LLM training, enabling organizations to scale AI model training while reducing storage costs.
Fanout. Fastly Fanout simplifies the delivery of real-time workloads by managing complex, persistent client-server communications at the edge. It supports a broad range of use cases by enabling AI agents to autonomously connect fragmented steps into automated workflows. Its flexible architecture provides a framework for enabling pub/sub, IoT and other real-time communication options for agentic handoffs.
Image Optimizer. Fastly Image Optimizer integrates into AI workflows as an intelligent preprocessing layer that refines images before they are processed by AI models. Using our smart crop feature, it preserves and optimizes the most relevant regions of an image, reducing unnecessary data sent into the AI pipeline. This helps improve model performance, lower compute and egress costs, and reduce workload latency.
Fastly also provides AI solutions designed to simplify the management of our services.
Model Content Protocol (“MCP”) Server. Fastly MCP Server is an open-source tool that enables AI assistants—including Claude, Claude Code, Gemini, OpenAI, Cursor, and others—to interact with and manage Fastly services using natural language. Customers can perform tasks like purging caches, viewing traffic patterns, or updating configurations, through simple conversational commands. MCP Server also streamlines security workflows, making it easier to automate and manage CDN services, Compute applications, and security settings. Beyond basic operations, it supports advanced advisory interactions, such as analyzing service configurations, suggesting optimizations, or reviewing WAF rules.
AI Assistant. Fastly AI Assistant is an in-console AI helper released in beta that provides users with contextual, real-time answers about Fastly’s products and services. By surfacing relevant information with citation links directly within the control panel, AI Assistant improves the user experience and helps customers explore and configure Fastly more efficiently. This helps to simplify onboarding and configuration for both new and existing users.
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
•Response Security. This service offers rapid, expert intervention when customers need it the most. With an industry-leading SLA, our Customer Security Operations Center (CSOC) helps mitigate application and API attacks 24/7/365, to minimize impact and facilitate quick recovery.
•Managed Security Professional. This service offers proactive protection for customers' most critical apps and APIs. It includes expert 24/7/365 monitoring and mitigation from Fastly’s CSOC across all Fastly security products, quarterly reporting, and an industry-leading SLA.
•Managed Security Enterprise. This service offers comprehensive, white-glove defense for customers’ applications and APIs. It includes expert 24/7/365 proactive monitoring and mitigation by Fastly’s CSOC across all Fastly security products, multiple industry-leading SLAs, proactive threat hunting, monthly reporting, and strategic analysis.
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
Our Growth Strategy
Our growth strategy focuses on making our edge cloud platform accessible to a broader base of customers through enhancing our product experience, investments in technology and infrastructure, attracting new business, growing partnerships, and vertical expansion. Key elements of our growth strategy include the following:
•Product strategy. Built upon a strategy of durable innovation, our programmable edge cloud platform creates a consistent and predictable pipeline of innovation. We plan to expand existing product lines like Network Services and Security, and expect to further incubate newer products for future growth.

With the goal of making it easier for customers to do business with us, we continue to build out a single, unified platform where they can access and manage all their Fastly services in one place. Our security products - DDoS Protection, Next-Gen WAF, Bot Management, Client-side Protection, and API Security - are available on one platform, and easily accessible through the Fastly Control Panel. We have also taken steps to further simplify customer onboarding and service usage, through easy access to self-training information from within the Fastly app, and more code samples and support.
•Expansion into additional vertical markets. Our platform offers a broad range of capabilities. Our differentiated high performance and low-latency delivery network and edge compute platform, as well as enhanced security capabilities, allows us to serve the needs of our existing customers and continue to add customers from a diverse set of industries.
•Expand existing customer relationships. Over time, our customers have expanded their use of our platform. In more technically savvy organizations, software engineering leaders have championed our solution, paving the way for us to engage with business decision makers. For more traditional organizations, we are often brought in to initially help facilitate a move to the cloud and from there we extend our product to support many other use cases. We plan to continually increase wallet-share over time for existing customers as we build out new products and features, and as customers continue to fully recognize the value of our platform.
•Grow our technical partner ecosystem. We operate between and complement the “big 3” origin cloud platforms, Amazon Web Services (“AWS”), Microsoft (Azure), and Google Cloud Platform, and a growing community of companies that provide big data, AI, and security solutions. In this sense, we act as the unifying layer for a growing number of cloud services. As customers consume more cloud and software as a service (“SaaS”) offerings, we can create additional value and grow with these partners.
•Attract new customers. With new product innovations, additional vertical focus areas, growing partners, and an optimized go-to-market engine, we plan to attract new business and continue to grow. In addition, we can help new customers accelerate, protect, and optimize their AI-driven workloads, AI-generated software, and traditional applications that increasingly experience agentic interactions.
•International expansion. As our customer base grows, we plan to scale our network to bring edge computing closer to where our customers are. We believe significant opportunities exist for international growth.
Partner Ecosystem
Partners are one of the ways Fastly creates new value for customers, reaches new markets, and builds things we couldn’t do alone. Our strategy is to create economic, reputational, and technical value with our partners and to be the engine that powers their revenue and growth. To achieve this, we partner with a number of global channel partners who offer our performant and secure solutions on top of their own value-added services. We work with top cloud service providers to combine our complementary products and services and to offer streamlined procurement through cloud marketplaces. We also partner with a number of third-party technical partners to extend our capabilities across new markets and use-cases. Ultimately, partners help our customers by:
•Providing a complete suite of value-added services and solutions
•Offering flexible and efficient engagement and purchasing models
•Acting as a single point of contact; and
•Extending geographic coverage and support.
Channel Partners. Fastly’s partners take full advantage of our powerful, open, and programmable edge cloud platform to build and deliver high-margin services and value-added offerings for end customers. Our partner program operates like a flywheel to innovate, market, sell, and deliver solutions jointly with our partners. The three primary channel partner types we work with are:
•Referral partners: Recommend Fastly products to their customers for a commission and include partners like agencies and consultants.

•Reseller partners: Act as a reseller to offer additional value on top of Fastly’s products and services and include partners like value-added resellers, system integrators, and more.
•MSP and MSSP partners: Managed Service Providers (MSP) and Managed Security Service Providers (MSSP) can earn technical certifications to provide certified implementation services and/or embed Fastly technology to enhance their SaaS or Platform as a Service offerings.
Partners work with Fastly’s sales and presales teams to scale sales cycle support. This helps expand our worldwide network of partners dedicated to protecting and delivering customers’ content. We have expanded the reach and breadth of these partners to include cross-selling delivery and security products. We have made significant investments in this area by adding additional channel sales and marketing resources, technical training and enablement, partner discounts, and an elevated partner program to offer partners even more benefits.
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
Integration Partners. We integrate with a number of third-party partners who offer complementary technology across a number of strategic use-cases and industries. These partners help expand our reach into new markets by offering customers a solution that seamlessly integrates with their existing technology stack making our technology even stickier. Here are some examples:
•Security: Our Next-Gen WAF integrates seamlessly with a broad ecosystem of third-party tools, enabling customers to streamline workflows, strengthen DevOps processes, enhance security visibility, and improve operational efficiencies. Our Next-Gen WAF supports Kubernetes and service mesh and API gateway technologies such as Envoy, Istio, and Ambassador to accommodate modern microservices architectures. It is also compatible with major cloud and platform providers, including Amazon Web Services, Microsoft Azure, Heroku, and VMware Tanzu.
The Fastly Next-Gen WAF is also integrated with A10 Networks ADC appliances enabling optional application security controls for their customers. This partnership expands our reach to new customer segments, including organizations that primarily operate in private data centers, maintain a smaller public cloud footprint, or are located in different geographic regions where Fastly has had more limited historical penetration.
•Logging & Analytics: Our real-time logging feature integrates with more than 20 logging endpoint partners to allow customers to customize and visualize their edge data for better monitoring of performance and security anomalies. Examples include DataDog, Looker (Google Cloud), SumoLogic, Logentries, Google Cloud Platform (GCP), Microsoft (Azure Blob Storage), and more.
•Compute: We work with a growing ecosystem of partners who are tapping into our powerful Compute serverless technology to extend their solutions across a variety of different use-cases.
•Media & Entertainment: We have partnerships across a number of technology providers in the media and entertainment industry to enhance our edge platform’s performance features, modern security offerings, and real-time metrics.
Competition
Our platform spans several markets from cloud computing and cloud security to CDNs. We segment the competitive landscape into six key categories:

•Legacy CDN platform solutions like Akamai;
•Application and API security vendors like Akamai, Cloudflare, F5, and Thales (Imperva);
•Point CDN players like Bunny CDN, CDNetworks, CDN77, and Qwilt;
•CDN providers that also offer serverless edge compute functionality like Akamai and Cloudflare;
•Public cloud providers that have added CDN and WAF capabilities like Amazon Web Services (AWS), Google Cloud Platform (GCP), and Microsoft (Azure); and
•Traditional on-premise, data center appliance vendors for load balancing, WAF, and/or DDoS like F5, Thales (Imperva), and Radware.
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
•ability to develop and protect intellectual property; and
•ability to identify opportunities for acquisitions and strategic relationships and successfully execute on them.
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

Our Culture and Human Capital Resources
Our Values
Technology has the potential to make a radically positive impact on the world, and we aspire to improve human lives through our work. We were founded on strong ethical principles, and have intentionally grown values-first, scaling our workforce, services, customer portfolio, and investment partners purposefully. Our values guide our hiring practices as well as the ethics we are committed to upholding as we scale. We believe that as a result of our values, we have been able to identify, attract, engage and retain great people. We want to serve the very best of the Internet. We choose to work with customers that we believe have integrity, are trustworthy, and do not promote violence or hate. Our eight core values define who we are and how we choose to grow, hire, train, work, communicate, make decisions, support each other, and serve our customers.
Our Hiring Strategy
At Fastly, our ability to innovate and compete in the edge compute, delivery, security, and observability markets is directly tied to our ability to attract and retain specialized technical talent. We view our workforce as a strategic extension of our platform architecture: distributed, resilient, and high-performing.
Cultivating Technical Excellence and Belonging We are committed to building a workforce comprised of highly qualified individuals who reflect our core values. Our engineering recruitment focuses on attracting world-class experts in the foundational technologies of the internet, including Rust, WASM, and high-scale network security to foster our edge computing innovation.
Strategic Talent Pipelines and Development To maintain a competitive edge and a service-oriented culture, we leverage non-traditional talent pipelines. A key component of our strategy is our internal mobility program, which identifies high-potential talent from various backgrounds and technical training programs for our support organizations. These individuals often transition into broader roles across the company, infusing our product and engineering teams with a deep, customer-centric mindset and practical operational experience.
Total Rewards and Retention To attract and retain our highly qualified employees and executive team, we offer a competitive compensation program designed to align employee interests with long-term company success. This program includes a combination of competitive base salaries, performance-based incentives, comprehensive benefits, and a robust equity compensation component intended to motivate and reward long-term commitment and innovation.

We are building a global workforce and an inclusive culture that empowers and supports our employees and customers, regardless of background. We onboard all new employees with training programs on our values, our business, and important policies, including our Safe, Welcoming, and Productive Work Environment Policy. Annually thereafter we provide employees with code of conduct and security awareness training, a learning reimbursement program and performance evaluations. Our employee engagement efforts currently include company-wide newsletters and all-hands meetings, through which we aim to keep our employees well-informed and increase transparency. Our Employee Resource Groups are open to all employees and focus on making Fastly a better place where all employees are included, valued and engaged. We also use employee engagement surveys to collect employee feedback and assess the effectiveness of our culture, our strategy, and various health and well-being programs.
Employees
As of December 31, 2025, we had a total of 1,140 employees worldwide and 258 employees located outside of the United States; 47% of our employees resided within 50 miles of a Fastly office and 53% of our employees worldwide were considered remote, which means they resided more than 50 miles from a Fastly office or in locations where we do not have a Fastly office. We will continue to search for the best possible talent for every role and cultivate best-in-class in-office and remote employee experiences.
Our Organization
Sales & Marketing
Sales and marketing work closely to attract new customers and expand the adoption of our platform to help customers drive business outcomes.
We are building a go-to-market engine that scales, becomes increasingly more efficient, and is nimble enough to continue to grow our business in four dimensions:
•Customer logo acquisition
•Expansion into additional vertical markets and within existing customers
•Partner ecosystem leverage
•International expansion
Fastly’s marketing efforts have a significant impact on new logo acquisition, demand generation, and brand awareness. We are focused on optimizing the return on our marketing investment to drive demand across our portfolio and regions.
Our sales and marketing organizations collaborate to cultivate customer relationships with developers and business leaders at enterprises and technology-savvy organizations to drive revenue growth. We have geographically-based sales teams that continue to enhance our value-based selling methodology. Our land and expand sales strategy for enterprise customers has successfully demonstrated our platform’s capabilities, and our customer support enables broad adoption of our technology within an organization.
Customer Support
We have designed our products and platform to be self-service and require minimal customer support. Customers are automatically covered by our Standard support plan as soon as they sign up with us. They can file a ticket with the support team, and access documentation including online FAQs, API references, and configuration guidelines. Our support approach is unique and built with developers in mind. Our first-line support employee typically has an engineering background and is highly technical.
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
Our philosophy of customer empowerment guides our research processes. Our product managers regularly engage with customers and developers, DevOps and site reliability engineering communities, as well as our internal stakeholders and subject matter experts, in order to understand customer needs. Our engineering team includes experts with deep experience who intimately understand customers’ technical challenges and build solutions that deliver outcomes our customers value the most.
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
As of December 31, 2025, we had 415 employees in our research and development group. Our research and development expenses were $162.7 million for the year ended December 31, 2025.
Infrastructure
Our infrastructure team is responsible for the design, deployment, and maintenance of the servers and network hardware that form the foundation of our mission critical edge cloud environment. We invest in research into global Internet geography to identify optimal colocation site selection, network partner identification, and network-to-network interconnection opportunities. These activities allow us to connect in close proximity to core Internet backbones and Internet service providers, thereby enhancing network performance. We carefully evaluate and test hardware from leading server, network, and component manufacturers to assess their compliance with our workload performance, system efficiency, and mean time-to-repair standards. In our process, we evaluate commodity server and network platforms to avoid vendor lock-in, while optimizing the mix of components in an effort to improve efficiency and optimize our capital expenditures. We intend to grow the number of data center colocation sites as traffic on our network grows and as demand for new markets justify investment.
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
As of December 31, 2025, in the United States, we had 112 issued or allowed patents, which expire between August 2033 and March 2043, 5 patent applications pending for examination. As of such date, we also had 22 issued patents and one patent application published or pending for examination in foreign jurisdictions, all of which are related to U.S. patents and patent applications. In addition, as of December 31, 2025, we had 18 registered trademarks and no pending trademarks in the United States. As of such date, we also had 35 registered trademarks in foreign jurisdictions.
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
Please refer to Note 9—Commitments and Contingencies for discussion around our legal proceedings.
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

Item 1A.     Risk Factors
Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding to invest in our common stock. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, customer growth, results of operations, financial condition, or prospects. Any of these events could cause the trading price of our common stock to decline, which would cause our stockholders to lose all or part of their investment. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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
For some of our products, we charge our customers based on their usage of our platform. Most of our customers, including some of our largest enterprise customers, do not have long-term contractual financial commitments to us. Some of our customers, who generally do not include our enterprise customers, enter into “click-through” agreements with us via our self-service model, and agree to a minimum monthly fee by signing up online with a credit card, and can easily terminate their subscriptions, or switch to a less expensive plan, at will with little advance notice. In addition, most of our current customer contracts are only one year in duration and these customers may not use our platform in a subsequent year. In order for us to maintain or improve our results of operations, it is important that our customers, in particular, our enterprise customers, use our platform in excess of their commitment levels, if any, and continue to use our platform on the same or more favorable terms. Our ability to retain our largest customers and expand their usage could be impaired for a variety of reasons, including customer budget constraints, customer satisfaction, changes in our customers’ underlying businesses, changes in the type and size of our customers, pricing changes, competitive conditions (including customers building their own CDNs), the acquisition of our customers by other companies, governmental actions, or the possibility thereof, and general economic conditions. Because many of our largest customers’ minimum usage commitments for our platform are relatively low compared to their expected usage, it can be easy for certain customers to quickly reallocate usage or switch from our platform to an alternative platform altogether. In addition, certain customers may reduce or cease their use of our products at any time without penalty or termination charges, even after they have expanded usage in prior periods.
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
We receive a substantial portion of our revenues from a limited number of customers within a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.
Our future success depends on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and within a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 32% and 33% of our revenue in the trailing 12 months ended December 31, 2025 and 2024, respectively. Affiliated customers that are business units of a single company generated an aggregate of 10% of the Company’s revenue for the year ended December 31, 2025. No affiliated customers that are business units of a single company generated more than 10% of our revenue for the year ended December 31, 2024. In addition, in April 2024, the former administration signed into law a bill that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, did not sell its stake in TikTok within a set time frame. Following a series of executive orders in 2025 that suspended enforcement of this law, on January 22, 2026, ByteDance announced the establishment of TikTok USDS Joint Venture LLC in compliance with the law to secure United States user data, apps, and the algorithm through data privacy and cybersecurity measures. TikTok was one of our largest customers for the year ended December 31, 2025 and remains a customer of ours. We do not know how the restructuring may impact our traffic levels. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ businesses may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
Component delays, shortages, or price increases could interrupt our ability to complete the construction of our servers or POPs and to meet the usage needs of our customers. Our operating results could be materially harmed if we are unable to adequately manage our infrastructure needs.
Our business depends on the timely supply of certain parts and components to construct our servers or POPs. We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components, including pricing changes as a result of inflationary pressures. Moreover, international trade disputes may disrupt or delay our supply chain for these components or lead to pricing increases. For example, the United States has imposed or indicated an intention to impose tariffs on certain countries which may lead to retaliatory actions such as counter-tariffs and increase production costs and disruptions in our supply chain. The United States and other jurisdictions have also leveraged various trade and value chain requirements, including on environmental and social criteria, which may make sourcing more costly, require us to change suppliers, or otherwise adversely impact our operations. Further, it is possible that government policy changes, including policy changes made with little to no advance notice, and related uncertainty about policy changes could increase market volatility. If our supply of certain components is further disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components has in the past and may in the future limit capacity expansion or replacement of defective or obsolete equipment or cause other constraints on our operations that could damage our customer relationships and harm our business.

To ensure adequate supply of parts and components, we must forecast server needs and expenses and place orders sufficiently in advance with our suppliers based on estimates of future demand for network capacity. As we continue to experience growth, we may face challenges managing adequate server capacity due to potential component delays, shortages, price increases, hardware efficiencies gained through internal development, or any potential changes in server architecture including due to technological advances or obsolescence. We may incur charges in future periods related to server management or incorrectly forecast our network capacity needs in future periods. If we have excess server capacity, we have in the past needed to, and may in the future need to, write-down or write-off server assets, which may materially harm our operating results. For example, in the year ended December 31, 2025, we recognized certain equipment, internal-use software project and right-of-use asset related write-off charges of $0.4 million. Conversely, if we underestimate network capacity needs, we may in future periods be unable to meet demand and be required to incur higher costs to secure necessary parts and components of our servers, which could adversely affect our customer relationships and harm our business.
Our history of operating losses makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
We were founded in 2011 and have experienced net losses since inception. We have encountered and will continue to encounter risks and difficulties frequently experienced by growth companies in constantly evolving industries, including companies in the technology sector, including the risks described in this Annual Report on Form 10-K. If we do not address these risks successfully, our business may be harmed.
We generated a net loss of $121.7 million for the year ended December 31, 2025 and we had an accumulated deficit of $1,114.5 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past faced, and will continue to face, increased compliance costs associated with growth and expansion of our customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
If our IT Systems or data, or those of third parties upon which we rely, are compromised, limited, or fail, our business could experience materially adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, loss of revenue or profits, loss of customers or sales, reputational harm, and other adverse consequences.
Our business depends on providing our customers with fast, efficient, and reliable distribution of applications and content over the Internet, and we rely on IT Systems to provide our products and services, including for internal and external operations that are critical to our business. “IT Systems” includes computer systems, hardware, software, technology infrastructure and websites and networks. In the ordinary course of business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share Sensitive Information. "Sensitive Information" includes our, our customers', and our customers' end users' proprietary, confidential, and sensitive data, including personal information, intellectual property, trade secrets, and encryption keys.

Maintaining the security and availability of our platform, IT Systems, and Sensitive Information is a critical issue for us and our customers, and we expend significant resources, and may need to fundamentally change our business activities and modify our practices and operations, in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.
Cyber-attacks, malicious Internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and IT Systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to become more so. They are difficult to detect, and come from a variety of sources and threat actors, including “hacktivists,” personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some threat actors engage in cyber-attacks for geopolitical reasons and in conjunction with military conflicts and defense activities. We have in the past been subject to cyber-attacks from third parties, including parties who we believe are sponsored by government actors. Since our customers share our multi-tenant architecture, cyber-attacks on any one of our customers could have a negative effect on our other customers. In the past, these attacks have significantly increased the bandwidth used on our platform and have strained our network. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our IT Systems and operations, supply chain, and ability to produce, sell, and distribute our services.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code, malware (including as a result of advanced persistent threat intrusions), DDoS attacks, account takeover attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, attacks facilitated or enhanced by artificial intelligence (“AI”) such as prompt injection or AI model inversion attacks, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, and other similar threats. For example, we have experienced DDoS attacks of significant size and severity that caused us to invest resources into improving our systems, and we expect to continue to be subject to DDoS and other forms of attacks in the future, particularly as they have become more prevalent in our industry. Similarly, we have been the target of phishing and social engineering schemes that may be designed to, among other things, improperly gain access to our Sensitive Information or fraudulently obtain payments or funds from us. Further, we are not immune from the possibility of a malicious insider compromising our IT Systems or misappropriating our Sensitive Information.
In particular, severe ransomware attacks are becoming increasingly prevalent, and can lead to significant interruptions in our operations, compromise of our or our service providers’ IT Systems, loss of Sensitive Information and revenue, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to a number of factors, including applicable laws or regulations prohibiting such payments.
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
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our IT Systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our IT Systems and security program.
We rely on third-party service providers and technologies to operate critical IT Systems and to process Sensitive Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, content delivery to customers, and other functions. Like many other companies, our ability to monitor third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy and data security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Any adverse impact to the availability, integrity, or confidentiality of our Sensitive Information or IT Systems, including as a result of the previously identified or similar threats, could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our IT Systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products and services.
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
Moreover, certain privacy and data security obligations may require us to implement and maintain specific or industry-standard or reasonable security measures to protect our IT Systems and Sensitive Information, and a failure to do so could result in material financial penalties and other materially adverse consequences.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Additionally, we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable privacy and data security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors of security incidents. For example, SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident. Compliance with such disclosure efforts is costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience any adverse impact to the availability, integrity, or confidentiality of our IT Systems or Sensitive Information, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight, restrictions on processing Sensitive Information (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions or degradation of performance in our services (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may also impact customers’ systems and data, and cause customers to stop using our platform, products, and services, cause us to offer pricing and other concessions, deter new customers from using our platform, products, and services, result in litigation, and negatively impact our ability to grow and operate our business.
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
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and regulatory changes, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new products that satisfy and are adopted by our customers and provide enhancements, new features, and capabilities to our platform that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. Further, some of our prospective customers may require custom development of features as part of their purchase decision, or our existing customers may require us to develop custom features. If we are unable to meet their requirements, they may look to our competitors or internal solutions that eliminate reliance on third-party providers, and our revenue and operating results could be adversely affected. Further, prioritizing such custom features can be difficult to adapt to other customers and may require significant engineering resources. If new technologies emerge that enable large Internet platform companies to utilize their own data centers and implement delivery approaches that limit or eliminate reliance on third-party providers like us, or that enable our competitors to deliver competitive products and applications at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete. If our platform does not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our platform or leave our platform and new customers will be less likely to adopt our platform.
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
In particular, the market for AI solutions is evolving rapidly. We may not be successful in our AI initiatives or our competitors may incorporate AI into their products or market their AI solutions more successfully than us, which could adversely affect our business (such as by impairing our ability to compete effectively against our competitors), reputation, or financial results. For example, we may encounter challenges such as a lack of talented personnel, inability to secure necessary infrastructure, or the possibility that the AI tools we utilize may not deliver their intended value. Each of these challenges would adversely impact our ability to effectively execute our strategy of leveraging AI in our products and to enhance our business operations.
In addition to ongoing investments to use AI to enhance our business operations, we are enabling AI workloads for our customers and leveraging AI in a manner that is designed to enhance our platform's usability and capabilities. However, our AI-focused products and services may not be successful or may fail to meet customer expectations, which could impair our ability to compete effectively and adversely affect our financial results. If we are unable to use AI effectively or use AI less successfully than our competitors, it could impair our ability to compete effectively against our competitors, adversely affect our business and result in competitive disadvantages.
Moreover, our platform is highly technical and complex. For example, our delivery products may rely on knowledge of Varnish Configuration Language (“VCL”) to utilize certain features. Potential developers may be unfamiliar or opposed to working with VCL and therefore decide to not adopt our platform, which may harm our business.
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
We have historically benefited from word-of-mouth and other organic marketing to attract new customers. Through this word-of-mouth marketing, we have been able to build our brand with relatively low marketing and sales costs. This strategy has allowed us to build a substantial customer base and community of users who use our products and act as advocates for our brand and our platform, often within their own corporate organizations. However, our ability to further increase our customer base and achieve broader market acceptance of our products will significantly depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to continue to dedicate significant resources to sales, marketing, and demand-generation programs, including various online marketing activities as well as targeted account-based marketing. The effectiveness of our targeted account-based marketing has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers, our business will be harmed. We have also used a strategy of offering free accounts on our platform in order to strengthen our relationship and reputation within the developer community by providing these developers with the ability to familiarize themselves with our platform without first becoming a paying customer. However, these developers may not perceive value in the additional benefits and services we offer beyond the free accounts and may choose not to pay for those additional benefits. In addition, we may be subject to potential liabilities, including litigation, as a result of our free account users' use of our network. Moreover, some existing paying customers may choose not to renew their commitment with us in favor of relying on the free version of our platform. Most free accounts do not convert to paid versions of our platform, and to date, only a few users who have converted to paying customers have gone on to generate meaningful revenue. If our other lead generation methods do not result in broader market acceptance of our platform and the users of free versions of our platform do not become, or are unable to convince their organizations to become, paying customers, or if paying customers choose to convert to the free versions of our platform, we will not realize the intended benefits of this strategy, and our business will be harmed.

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
The market for cloud computing platforms, particularly enterprise grade products, is highly fragmented, competitive, and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Legacy CDN platform solutions like Akamai, application and API security vendors like Akamai, Cloudflare, F5, and Thales (Imperva), and Point CDN players like Bunny CDN, CDNetworks, CDN77, and Qwilt offer products that compete with ours. We also compete with CDN providers that also offer serverless edge compute functionality like Akamai and Cloudflare, public cloud providers that have added CDN and WAF capabilities like Amazon Web Services (AWS), Google Cloud Platform (GCP), and Microsoft (Azure), and traditional on-premise data center appliance vendors for load balancing, WAF, and/or DDoS like F5, Thales (Imperva), and Radware. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered. Such acquisitions or partnerships may help competitors achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. We compete on the basis of a number of factors, including:
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
We face substantial competition from legacy CDNs, small business-focused CDNs, cloud providers, and traditional data center and appliance vendors. In addition, existing customers have transitioned or notified us of their intent to transition, and existing and potential customers may in the future transition, off of our platform, or may limit their use, because they pursue a “do-it-yourself” approach to develop their own CDN by putting in place equipment, software, and other technology products for content and application delivery within their internal systems; enter into relationships directly with network providers instead of relying on an overlay network like ours; or implement multi-vendor policies to reduce reliance on external providers like us.
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
We have in the past acquired, and we may in the future seek to acquire or invest in, businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing acquisitions, whether or not such acquisitions are completed. In addition, we have limited experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets or, when we acquire additional businesses, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. We may also incur significant, and sometimes unanticipated costs in connection with these acquisitions or in integration with our business. In addition, if an acquired business fails to meet our expectations or we do not realize sufficient value, our business may be harmed.
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
Defendants filed a motion to dismiss the putative securities class action on January 15, 2025. The lead plaintiff filed an opposition to defendants’ motion to dismiss on March 17, 2025. Defendants filed a reply in support of the motion to dismiss on April 30, 2025. On September 24, 2025, the court issued an order granting in part and denying in part the motion to dismiss. On October 24, 2025, the lead plaintiff filed a second amended complaint. On December 9, 2025, Defendants filed a motion to dismiss the second amended complaint. On January 26, 2026, Lead Plaintiff filed an opposition. Defendants filed a reply in support of the motion to dismiss the second amended complaint on February 19, 2026. A hearing is scheduled for April 30, 2026 on Defendants’ motion to dismiss the second amended complaint. We anticipate that we may be a target for lawsuits in the future, as we have been in the past. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
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
We have taken, and may continue to take, actions that we believe are in the best interests of our customers, our employees, and our business, even if those actions do not maximize financial results in the short term. For instance, we do not knowingly allow our platform to be used by organizations with a primary objective to promote violence or hate speech, and that conflict with our values, including principles of integrity and trustworthiness, among others. In the past, we have removed customers from our platform who we believed took positions conflicting with these values, and we may continue to do so in the future. While we believe this is beneficial to the long term performance of our business, this approach may not result in the benefits that we expect, and our employees or third parties may disagree with our interpretation of our values, or take issue with how we execute on our values, which may result in us becoming a target for negative publicity, increased scrutiny, lawsuits, or network attacks, in which case our business could be harmed.
Our growth depends in large part on the success of our partner relationships.
We maintain a partner ecosystem of companies who build edge applications to integrate with our platform. We are dependent on these partner relationships to amplify our reach and provide our customers with enhanced value from our platform. Our future growth may be dependent on the success of our partner relationships, including their development of useful applications for our platform. If those partnerships do not provide these benefits or if our partners are unable to serve our customers effectively, we may need to allocate resources internally to provide these services or our customers may not realize the full value of our platform, which could harm our business.
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
The market for edge computing is still developing. There is considerable uncertainty over the size and rate at which this market will grow, as well as whether our platform will be widely adopted. Our success will depend, to a substantial extent, on the widespread adoption of our platform as an alternative to other solutions, such as legacy CDNs, and CDNs focused on enterprise data centers, central cloud, and small businesses. Some organizations may be reluctant or unwilling to use our platform for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability, and security of cloud-based offerings or lack of awareness of the benefits of our platform. Moreover, many organizations have invested substantial personnel and financial resources to integrate traditional on-premise services into their businesses, and therefore may be reluctant or unwilling to migrate to cloud-based services. Our ability to expand sales of our product into new and existing markets depends on several factors, including potential customer awareness of our platform; the timely completion of data centers in those markets; introduction and market acceptance of enhancements to our platform or new applications that we may introduce; our ability to attract, retain and effectively train sales and marketing personnel; our ability to develop relationships with partners; the effectiveness of our marketing programs; the pricing of our services; and the success of our competitors. If we are unsuccessful in developing and marketing our products in new and existing markets, or if organizations do not perceive or value the benefits of our platform, the market for our products might not continue to develop or might develop more slowly than we expect, either of which may harm our business.

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
In addition, because substantially all of our usage-based revenue is recognized at the time of use during the term of the relevant contract, downturns or upturns in sales contracts are not immediately reflected in full in our operating results.
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
•the ability to maintain our key partnerships;
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
We have limited experience with respect to determining the optimal prices for our products and, as a result, we have in the past changed our pricing model and expect that we may need to do so in the future, including as a result of inflationary pressures. In addition, during 2023 we introduced the option for customers to purchase product packages with single price points and set limits on usage. We generally do not charge for overages on these single price point product packages. This pricing model has been in place for a limited amount of time, and we do not know the impact it will have on our usage-based pricing model over time. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
Our sales and onboarding cycles with customers can be long and unpredictable, and our sales and onboarding efforts require considerable time and expense.
The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. In addition, for our enterprise customers, the lengthy sales cycle for the evaluation and implementation of our products may also cause us to experience a delay between expenses for such sales efforts and the generation of corresponding revenue. The length of our sales cycle for these customers, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and ramping process with new enterprise customers, or with existing customers that are moving additional traffic onto our platform, can take several months. As the purchase of our products can be dependent upon customer initiatives, our sales cycle can extend to even longer periods of time. Customers often view a switch to our platform as a strategic decision requiring significant investment and, as a result, frequently require considerable time to evaluate, test, and qualify our products prior to entering into or expanding a contract commitment. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a completed sale. Additional factors that may influence the length and variability of our sales cycle include:
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
To meet our customers’ rapidly evolving demands, we invest substantial resources in research and development of enhanced products to incorporate additional functionality or expand the use cases that our platform addresses. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop products internally due to inadequate or ineffective research and development resources, we may not be able to address our customers’ needs on a timely basis or at all. In addition, if we seek to supplement our research and development capabilities or the breadth of our products through acquisitions, such acquisitions could be expensive and we may not successfully integrate acquired technologies or businesses into our business. When we develop or acquire new or enhanced products, we typically incur expenses and expend resources upfront to develop, market, promote, and sell the new offering. Therefore, when we develop or acquire and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing or acquiring and bringing them to market. Our new products or enhancements and changes to our existing products could fail to attain sufficient market acceptance for many reasons, including:
•failure to predict market demand for functionality accurately and a failure to supply products that meet this demand in a timely fashion;
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
We rely on third-party providers that may be difficult to replace.
We rely on third-party services such as Amazon Web Services (AWS), Google Cloud Platform (GCP), Microsoft (Azure), and other cloud providers such as object storage providers, that facilitate our platform. Some of these third-party services offer competing products to ours and therefore may not continue to be available on commercially reasonable terms, or at all. These providers may be unwilling to do business with us if they view our platform as a threat. Any loss of the right to use any of these third-party providers could impair our ability to offer our platform and harm our business until we are able to obtain alternative providers.
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
The functionality and popularity of our platform depends, in part, on our ability to integrate our platform and applications with third-party applications our customers choose to use with our platform. These third parties may change the features of their technologies, restrict our access to their applications, or alter the terms governing use of their applications in a manner that is adverse to our business. Such changes could functionally limit or prevent our ability to use these third-party technologies in conjunction with our platform, which would negatively affect adoption of our platform and harm our business. If we fail to integrate our platform with new third-party applications that our customers use, we may not be able to offer the functionality that our customers need, which would harm our business.
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
There is an ongoing focus from certain investors, employees, customers, policymakers, and other stakeholders concerning companies' management of various environmental, social, and governance matters (“ESG”), such as climate change and human capital. Any initiatives, including disclosures, that we engage in to improve our ESG profile and respond to stakeholder expectations may be costly and may not have the desired effect. For example, while we have established a sustainability program focused on emissions quantification, disclosure and reduction initiatives, as climate-related regulatory regimes and stakeholder expectations continue to evolve, we may need to undertake additional measures to comply with new regulations and expectations, which could adversely affect our operating results in future periods. In addition, many ESG initiatives leverage methodologies and data that continue to evolve. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with any particular stakeholder’s expectations or preferences. Moreover, various stakeholders have different, and at times conflicting expectations. For example, while some policymakers (such as the State of California and the European Union) have adopted requirements for various disclosures or actions on environmental and social matters, policymakers in other jurisdictions have sought to constrain companies’ consideration of such matters in certain circumstances. Proponents and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. Various capital providers and customers also incorporate ESG matters into their investment and procurement considerations. Addressing stakeholder expectations or requirements entails costs and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing governmental laws or requirements, may result in reputational harm, loss of customers or contracts, regulatory or investor engagement, or other adverse impacts to our business. Such risks may also be augmented based on relative performance, both against any initiatives or goals we communicate as well as in comparison to our competitors. Various of our stakeholders are also subject to similar pressures, which may result in additional or novel risks.
Risks Related to Employees and Managing Our Growth
The failure to attract and retain qualified personnel could prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, product managers, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, including products with AI capabilities, as well as for skilled sales, operations, and security professionals. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences, and the competition for such personnel is significant. The market for such talented personnel is competitive. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer, including, in some cases, large equity packages and cash incentive bonuses. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. In order to manage attrition, including as a result of stock price decreases and market volatility on the perceived value of our equity awards, we have issued, and may continue to issue, additional equity awards and increased cash compensation to attract and retain employees, which may impact our results of operations or be dilutive to stockholders. Moreover, the increase in the number of equity awards has reduced the number of shares available for us to grant under our equity incentive plan. We also face significant competition in hiring and attracting qualified employees in all aspects of our business, and the move by companies to offer a remote or hybrid work environment has increased the competition for such employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our ability to maintain and enhance our platform, develop and deliver new products, fix bugs, support our existing customers, attract new customers, respond to competitive pressures, and otherwise execute our business plan would be harmed.

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
We have experienced growth in various aspects of our business in prior periods. For example, for the years ended December 31, 2025, 2024, and 2023, our revenue was $624.0 million, $543.7 million, and $506.0 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
We may need to engage in equity or debt financings to secure additional funds, in particular if we are required to repay our outstanding convertible notes in cash. Additional financing may not be available on favorable terms, if at all, and the terms of our existing Senior Secured Credit Facilities Credit Agreement, dated as of February 16, 2021, with the lenders from time to time party thereto and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (as amended, restated, amended and restated, supplemented, restructured, or otherwise modified from time to time, the “Credit Agreement”) limits our ability to incur additional debt.

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
We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We generally experience seasonal fluctuations in demand for our platform. For example, we have some customers who increase their usage and requests when they need more capacity during busy periods, especially in the fourth quarter of the year, and then subsequently scale back. Some of our customers host certain large-scale events, such as sporting events or coverage of major elections, increasing their usage on a seasonal or one-time basis which can cause revenue to fluctuate between the periods in which these events occur and subsequent periods. Since we built our network to handle seasonal capacity fluctuations, we may not be able to reduce our capacity in a timely manner, and as such sustain more costs that may not be tied to traffic demand. We believe that the seasonal trends that we have experienced in the past may continue for the foreseeable future, particularly as we expand our sales to larger enterprises. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics, and make forecasting our future operating results and financial metrics difficult. Additionally, we do not have sufficient experience in selling certain of our products to determine if demand for these products is, or will be, subject to material seasonality.
Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the year ended December 31, 2025, the percentage of revenue generated from customers outside the United States was 25% of our total revenue. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of December 31, 2025, approximately 23% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
•increased travel, real estate, infrastructure, and legal costs associated with international operations;
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
•political instability, economic sanctions, terrorist activities, or global conflicts and developments, including, but not limited to, ongoing conflicts between Russia and Ukraine and in the Middle East, which may impact the operations of our business or the businesses of our customers;
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

In addition to certain interim goodwill assessments performed during 2025, we performed our annual goodwill assessment as of October 1, 2025, and in each such case concluded it is not more likely than not that the fair value of our one single reporting unit is less than its carrying amount. Therefore, we determined that goodwill was not impaired and no impairment charge was recorded. Further declines in our market capitalization increase the risk that we may be required to perform a quantitative impairment analysis in subsequent periods, which could result in an impairment of up to the entire balance of our goodwill and other intangible assets. Any such impairment charge or write-off may have an adverse effect on our business, financial condition, and results of operation.

Current and future indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.
Our Credit Agreement contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, grant liens, pay dividends and make distributions, transfer property, make investments, and take other actions that may otherwise be in our best interests. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1.25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant not to be less than 5% on a quarterly basis for certain periods if our consolidated adjusted quick ratio falls below 1:75 to 1:00 on the last day of any fiscal quarter. Our ability to meet these financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. In addition, a breach of a covenant under our Credit Agreement or any other current or future indebtedness above certain thresholds may result in a cross-default under any such indebtedness. If we seek to incur additional indebtedness in the future, we may not be able to obtain debt or equity financing on terms that are favorable to us, if at all. Holders of our existing debt have, and holders of any future debt we may incur would have, rights senior to holders of common stock to make claims on our assets. In addition, the terms of our existing debt do, and the terms of any future debt could, restrict our operations, including our ability to pay dividends on our common stock. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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

As detailed in Item 9A in our Annual Report on Form 10-K filed February 26, 2025, we and our independent registered public accounting firm identified a material weakness in our internal control related over financial reporting for the year ended December 31, 2024. This material weakness related to deficiencies in the design and operating effectiveness of controls within the revenue process. During the year ended December 31, 2025, we implemented remediation actions to address the material weakness in our internal controls, and as of December 31, 2025, this material weakness has been deemed remediated.
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
While our previous material weakness has been remediated, if we fail to identify future material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. Moreover, any failure to identify new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected and cause us to fail to meet our reporting and financial obligations or incur significant additional costs to remediate new material weaknesses, each of which could harm our ability to raise capital on favorable terms in the future or otherwise have a negative impact on our financial condition. In addition, we could become subject to investigations by The Nasdaq Stock Market LLC ("Nasdaq"), the SEC, and other regulatory authorities, which could require additional financial and management resources.
We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes and controls.
We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated by our sales force as the number of transactions continues to grow. Moreover, as we continue to improve our pricing structure, we will need to implement and maintain corresponding updates to our systems around payment of sales commissions to account for these new or revised structures. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to manage our business, pay sales commissions, or offer our platform to our customers in a timely manner, causing us to lose customers or employees, limit our growth, limit us to smaller deployments of our products, or increase our technical support costs. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud.
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
Our business is subject to regulation by various federal, state, local, and foreign governments. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws, we could face direct liability or delivery of content by our platform may be blocked by certain governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, in June 2020, China passed a national security law for Hong Kong that imposes criminal liability for the violation of content regulations, and in March 2024, Hong Kong enacted the Safeguarding National Security Ordinance which further expanded the scope of criminal liability for acts such as the unlawful disclosure of state secrets and foreign interference. It is not clear how broadly such legislation will be interpreted or applied in relation to our customers or our business, and additional developments in the application of these laws could cause us to remove our POP from Hong Kong. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions, reputational harm, or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional services fees. Further, enforcement actions and sanctions could harm our business.
If the United States government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments, the United States government has expressed concerns about the ability of companies operating in China to do business in the United States or with United States companies. As a result, we could lose the ability to contract with current or potential customers and usage of our platform may decrease by affected customers, which could harm our business and reputation. Even in the absence of new restrictions or trade actions imposed by the United States or other governments, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business. In April 2024, under the prior administration, a bill was signed into law that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, did not sell its stake in TikTok within a set time frame. Following a series of executive orders in 2025 that suspended enforcement of this law, on January 22, 2026, ByteDance announced the establishment of TikTok USDS Joint Venture LLC in compliance with the law to secure United States user data, apps, and the algorithm through data privacy and cybersecurity measures. TikTok was one of our largest customers for the year ended December 31, 2025 and remains a customer of ours. We do not know how the restructuring may impact our traffic levels or our ongoing relationship with TikTok.
We are subject, or may become subject, to stringent and evolving U.S. and foreign laws, governmental regulations and rules, contractual obligations, industry standards, policies and other obligations related to privacy, infrastructure, artificial intelligence, and data security. Our actual or perceived failure to comply with such obligations could harm our business, by resulting in regulatory investigations or actions, disputes or litigation, fines and penalties, disruptions of our business operations, adverse publicity and reputational damage, loss of revenue or profits, loss of customers or sales, and other adverse consequences that may negatively affect the value of our business and decrease the price of our common stock. Compliance with such obligations could also result in costs and liabilities to us or inhibit sales of our products.
We receive, store, process, collect, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”). Our handling of Personal Information is subject to a variety of obligations related to privacy and data security, including laws and regulations, contractual obligations, internal and external privacy policies, guidance, industry standards, and other obligations that govern the processing of Personal Information. Additionally, we are or may become subject to other laws and regulations around the world with respect to the Internet related to, among other things, content moderation, security requirements, critical infrastructure designations, Internet resiliency, law enforcement access to information, net neutrality, data localization requirements, and restrictions on social media or other content.
For example, in the United States, federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, Personal Information privacy laws, consumer protection laws (e.g., Section 5 of the FTC Act), and other similar laws (e.g., wiretapping laws).
In the past few years, numerous U.S. states have enacted comprehensive privacy and data security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their Personal Information. As applicable, such rights may include the right to access, correct, or delete certain Personal Information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain Personal Information, including sensitive

Personal Information, such as conducting data privacy impact assessments or requiring prior consent. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (“CPRA”), collectively ("CCPA") applies to Personal Information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights related to their Personal Information. The CCPA allows for statutory fines for noncompliance (up to $7,988 per violation), as well as a private right of action for individuals affected by certain data breaches to recover significant statutory damages.
Similar laws have been enacted in numerous other states, and proposed at the federal and local levels, and we expect more states to pass similar laws in the future, which could increase our compliance costs and adversely affect our business.
Outside of the United States, an increasing number of foreign laws and regulations apply to privacy and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR” and collectively “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canada’s Anti-Spam Legislation (“CASL”), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing the Personal Information of individuals. Since we are under the supervision of relevant data protection authorities in both the EEA and the UK, we may be fined under both the EU GDPR and UK GDPR for the same breach. Penalties for certain breaches are up to the greater of EUR 20 million / GBP 17.5 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices for a compulsory audit and/or civil claims (including class actions).
We may also become subject to new laws in the EU that regulate cybersecurity and non-personal information. For example, the European Union Data Act ("Data Act") became applicable in September 2025. The Data Act establishes new requirements for providers of data processing services (including cloud and SaaS) into the EU. The Data Act requires providers to enable customers to switch to other providers or on-premise solutions and to port customer data within certain timeframes; remove technical, contractual, and commercial obstacles to service switching (including switching charges); and include certain mandatory terms in customer contracts. Failure to comply with the Data Act can result in regulatory enforcement and fines, civil claims, and reputational damage. Depending on how all these laws are interpreted, we may have to adapt our business practices and products to comply with such obligations.
In relation to such cross border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/ or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition. In relation to data transfers from the EEA to the United States, the EU-US Data Privacy Framework (“DPF”) was approved by the European Commission in July 2023 as an effective EU GDPR data transfer mechanism to U.S. entities self-certified under the DPF. The UK Extension to the DPF followed in October 2023, as an effective UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.

In addition to government regulation, privacy advocates, and industry groups may propose new and different self-regulatory standards that may apply to us. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy and data security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. We may also be bound by contractual obligations related to privacy and data security, and our efforts to comply with such obligations may not be successful. For example, certain privacy and data security laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, in limited circumstances, under various privacy and data security laws and other obligations, we may be required to obtain certain consents to process Personal Information. Our inability or failure to do so could result in adverse consequences. Laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Outages of our platform may draw additional scrutiny or focused legislation from regulators.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy and data security obligations or other laws and regulations with respect to the Internet. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations.

Any failure or perceived failure by us or third parties upon whom we rely to comply with obligations, relating to privacy and data security or the Internet may result in significant consequences including but not limited to reputational harm, governmental investigations and enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-action claims), additional reporting requirements and/or oversight, bans on processing Personal Information, and orders to destroy or not use Personal Information.
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
Regulatory and legislative developments on the development and deployment of AI technologies could adversely affect our use of such technologies in our business operations or our products and services.
Our employees and personnel may increasingly use AI to perform their work, and our customers may deploy AI models or technologies using our platform, including because we develop products that support AI. However, the regulatory framework for AI is rapidly evolving as many governments have passed and are likely to pass additional laws regulating the development and deployment of AI. For example, in the United States, the current executive administration’s approach to investment in, and regulation of, AI technologies has and is expected to continue to deviate from that of the previous administration and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. For instance, the current administration issued an AI-focused Executive Order on December 11, 2025 entitled “Ensuring a National Policy Framework for Artificial Intelligence”. This order calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court. Thus, the current administration may continue to rescind other existing federal orders or administrative policies relating to AI, or may implement new executive orders or other rule making relating to AI in the future or challenge state laws regulating AI.
Additionally, several jurisdictions around the globe, including in Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and deployment of AI. For example, California enacted several new laws in 2024 and 2025 that regulate the use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI and provide further transparency about how such AI was developed. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations, the manner in which such new laws are interpreted, and uncertainty around whether they will survive legal challenges or how they will be enforced, may impact our ability to develop, use, procure and commercialize AI and machine learning technologies in the future.

Further, jurisdictions around the globe, including the European Union are considering or have enacted their own AI-focused regulations. The EU Artificial Intelligence Act (“EU AI Act”), which establishes a risk-based governance framework for AI in the EU market, entered into force on August 1, 2024, and the majority of the substantive requirements are expected to apply from August 2, 2026, and though the European Commission has proposed an extension to December 2, 2027, such extension is not yet finalized or effective. This framework categorizes AI applications into risk categories such as “unacceptable”, “high”, “limited”, and “minimal”. AI applications in the “high” risk category are subject to new ex ante conformity assessments and other new requirements related to risk management, testing, technical documentation and robustness, data training and data governance and log recording, transparency, human oversight, and cybersecurity, while AI applications in the “limited” risk category are expected to become subject to new transparency and output labelling obligations. Fines for breaches of the EU AI Act can be up to 7% of worldwide annual turnover. The EU AI Act, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. If our current or future AI applications fall within the “high” or “limited” risk categories, the increased cost and complexity to comply could adversely affect our business, financial condition and results of operations. We expect other jurisdictions will adopt similar laws.
Additionally, existing laws and regulations have been and may continue to be interpreted in ways that could affect our use of AI, or could be rescinded or amended as new administrations take differing approaches to AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact that existing or future laws, regulations, standards, decisions, or market perception of their requirements may have on our business. We may not always be able to anticipate how to respond to these laws or regulations, and this uncertainty may make it harder for us to conduct our business using AI, or could lead to regulatory fines or penalties, require us to change our business practices, retrain AI, or prevent or limit our use of AI. In addition, due to inaccuracies or flaws in the inputs, outputs, or logic of AI, AI models could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits, which could expose us to reputational and competitive harm, customer loss, or legal liability. Furthermore, because AI models are highly complex and their internal logic often lacks transparency, our use of these technologies could result in unintended consequences or outcomes that differ significantly from our expectations or those of our customers. If we cannot use or are restricted in using AI technologies, or deployment of AI by our customers using our platform is affected, our business and results of operations may be harmed, and we may be at a competitive disadvantage.

Activities of our customers or the content of their websites and other Internet properties may violate applicable laws and/or our terms of service and could subject us to lawsuits, regulatory enforcement actions, reputational harm, and/or liability in various jurisdictions.
Through our network, we provide a wide variety of products that enable our customers, including free account users, and our customers’ users to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers, including free account users, and our customers’ users may use our network and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. In the future we may be subject to lawsuits and/or liability arising from the conduct of our customers, including free account users, and our customers’ users. Additionally, the conduct of our customers, including free account users, and our customers’ users may subject us to regulatory enforcement actions, reputational harm, and/or liability. There can be no assurance that we will not face litigation in the future or that we will prevail in any litigation we may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.

Several U.S. federal statutes may apply to us with respect to various activities of our customers, including free account users, including the Digital Millennium Copyright Act (“DMCA”), which provides recourse for owners of copyrighted material who believe their rights under U.S. copyright law have been infringed on the Internet; and section 230, enacted in the Communications Decency Act (“CDA”), which addresses blocking and screening of content on the Internet. Although these and other similar legal provisions provide limited protections from liability for service providers like us, those protections may not be interpreted in a way that applies to us, may be amended or removed in the future, or may not provide us with complete protection from liability claims. If we are found not to be protected by the safe harbor provisions of the DMCA, CDA, or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, we may owe substantial damages and our brand, reputation, and financial results may be harmed.

Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions if these evolving laws begin to apply to our services. For example, policymakers in the United States have called for a re-examination of CDA section 230 and copyright law, and the EU has implemented the Digital Services Act ("DSA") and Digital Markets Act to impose additional legal requirements on certain service providers. The DSA sets out a framework of layered responsibilities targeted at different types of services, including requirements for certain service providers to act on orders against illegal content, publish reports on moderation of content, and update terms and conditions. Member States can also issue rules on penalties for violating the DSA, with fines of up to 6% of annual global revenue. In addition, in 2019, the EU approved a Copyright Directive that imposes additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content, child sexual abuse materials) and in the UK (online harms), Australia (online harms), and India (Digital India Act), as well as other new laws like them, may also expose Internet companies like us to significant liability and could cause us to change our products, policies, and procedures. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.

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
In January 2018, the Federal Communications Commission (the “FCC”), repealed the “network neutrality” rules adopted during the Obama Administration, which barred Internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the United States Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. On October 19, 2023, the FCC adopted a notice of proposed rulemaking that would reinstate the network neutrality rules, and asked for comment on that proposal and on potential changes to those rules. On April 25, 2024, the FCC voted to restore the network neutrality rules which bring back a national standard for broadband reliability, security, and consumer protection. On August 1, 2024, the United

States Court of Appeals for the Sixth Circuit granted a stay of the network neutrality rules. On January 2, 2025, the United States Court of Appeals for the Sixth Circuit struck down the FCC’s network neutrality rules, ruling that the FCC lacks statutory authority to impose its proposed net neutrality policies and therefore exceeded its authority in imposing the net neutrality regulations. We cannot predict the impact of such rules or the outcome of any legal challenges to such rules on our operations or business. A number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. For example, California, Vermont, and Maine have state-specific network neutrality laws in effect. In addition, the status of state regimes may be affected by the FCC’s action in its new network neutrality proceeding. We cannot predict whether any FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.
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
We operate, and are subject to taxes, in the United States and numerous other jurisdictions throughout the world. The U.S. federal, state, local, or non-U.S. international tax laws on income, sales, use, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations to which we are subject or under which we operate are unsettled in certain respects and may be subject to significant change. For example, many countries in Europe, as well as a number of other countries and organizations, including the Organization for Economic Cooperation and Development and the European Commission, have recently proposed, recommended, or (in the case of countries) enacted changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services), which could apply to our business. These contemplated tax initiatives, if finalized and adopted by countries, may ultimately impact our effective tax rate and could adversely affect our sales activity resulting in a negative impact on our operating results and cash flows.
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
Legislation enacted in 2017 informally titled the “Tax Act” significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). In 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which includes provisions that impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that is imposed on the corporation repurchasing such stock. On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), was enacted in the U.S., which includes significant changes to federal tax law and other regulatory provisions that may impact us. Future legislation or regulatory guidance, including under the OBBBA, Tax Act or the IRA, or other executive or Congressional actions in the United States may occur, and could ultimately increase or lessen the impact of such taxes on our business and financial condition. Stockholders should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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
In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. A detailed analysis was performed through December 31, 2021 for us to determine whether an ownership change under Section 382 of the Code has occurred, and ownership changes were identified in 2013 and 2020. Another detailed analysis was completed through December 31, 2024 and no further ownership changes were identified. As a result of these analyses, we concluded that there is no longer any limitation on our utilization of such NOLs. A detailed analysis was performed for the period March 1, 2014 to October 1, 2020 for Signal Sciences to determine whether an ownership change under Section 382 of the Code has occurred and an ownership change was identified in 2020. As a result of this analysis, we concluded that there is no longer any limitation on our utilization of the NOLs of Signal Sciences. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which shifts are outside our control. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.
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
Our products are subject to United States export controls, including the Export Administration Regulations administered by the United States Commerce Department, and economic sanctions administered by the Office of Foreign Assets Control of the United States Treasury Department (“OFAC”). We incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations. Other countries also regulate the import and export of certain encryption products and technology through import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Additionally, export restrictions imposed on Russia, Belarus, and restricted regions of Ukraine in connection with the military conflict involving Ukraine specifically restrict the export of encryption software to these locations.
Furthermore, our activities are subject to United States economic sanctions laws and regulations that generally prohibit the direct or indirect exportation or provision of products and services to countries, governments, and individuals and entities targeted by United States embargoes or sanctions, except to the extent authorized by OFAC or exempt from sanctions. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia,Belarus, and restricted regions of Ukraine, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Obtaining the necessary export license or other authorization for a particular sale may not always be possible, and, even if the export license is ultimately granted, the process may be time-consuming and may result in the delay or loss of sales opportunities. Violations of United States sanctions or export control laws can result in significant fines or penalties, and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.
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
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, banking instability and recession fears are creating a complex and challenging environment for us and our customers. Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. The U.S. capital markets experienced and continue to experience extreme volatility. While our ability to do business has not been materially affected, the global restrictive measures that have been taken in response to such events, and could be taken in the future, have created significant global economic uncertainty that could prolong and escalate tensions and expand the geopolitical conflict, which could have a lasting impact on regional and global economies, any of which could harm our business and operating results. Further, due to political uncertainty and international military actions, we and the third parties upon which we rely may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to do business. These attacks are expected to continue to occur in the future. Furthermore, inflation rates in the U.S. in the past few years have increased to levels not seen in decades, prompting the Federal Reserve to increase interest rates. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, currency and interest rate fluctuations, political turmoil, actual or potential government shutdowns, natural catastrophes, warfare, public health issues, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a downturn or recession and a decrease in business investments, including spending on information technology, which would harm our business. In addition, international trade disputes may disrupt our supply chain and increase pricing of the equipment components we use to operate our network and provide products to our customers. For example, the United States has imposed or indicated an intention to impose tariffs on certain countries which may lead to retaliatory actions such as counter-tariffs and increase production costs and disruptions in our supply chain. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility. To the extent that our platform and our products are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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
In addition, there is uncertainty surrounding the applications of intellectual property laws to AI. Intellectual property ownership and rights (including copyright) and the remedies of rights owners surrounding the use and development of AI have not been fully addressed by courts or other federal or state laws or regulations, and our use of AI or adoption of AI into our products and services may result in disputes with respect to ownership of intellectual property, or exposure to claims of copyright or other intellectual property infringement or misappropriation. Such claims, regardless of merit, could lead to costly litigation, significant settlements, or injunctions forcing us to cease using or redesign AI features.
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
Our platform incorporates software licensed under open source licenses. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple software programmers to design our proprietary technologies, and because we do not exercise complete control over the development efforts of our programmers, we may not be aware of possible unauthorized actions. We cannot be certain that our programmers have not incorporated open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our platform and technologies and materially and adversely affect our ability to sustain and grow our business.
Provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.
Our agreements with customers and other third parties generally include provisions under which we are liable or agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our platform, services, or other contractual obligations. Some of these agreements provide for uncapped liability for which we would be responsible, and some provisions survive termination or expiration of the applicable agreement. Large liability payments could harm our business, results of operations, and financial condition. Although we often contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them, and in case of an intellectual property infringement indemnification claim, we may be required to cease use of certain functions of our platform as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer, other existing customers, and new customers and harm our business. Even when we have contractual protections against such customer claims, we may choose to honor a customer’s request for indemnification or otherwise seek to maintain customer satisfaction by issuing customer credits, assisting our customer in defending against claims, or in other ways.
Risks Related to Ownership of Our Common Stock
Our stock price is volatile, and the value of our common stock may decline.
Historically, our stock price has been volatile. During the year ended December 31, 2025, our stock traded as high as $12.59 per share and as low as $4.65 per share, and from January 1, 2026 to February 13, 2026, our stock price has ranged from $19.14 per share to $7.87 per share. The market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
•potential equity or debt financings;
•changes in the anticipated future size and growth rate of our market; and
•general political, social, economic, regulatory, and market conditions, in both domestic and our foreign markets, including the effects of global events like the war in Ukraine and the hostilities in the Middle East on the global economy, labor shortages, supply chain disruptions, inflation, increased interest rates, banking instability, and slow or negative growth of our markets.
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
In March 2021, we entered into a purchase agreement for the sale of an aggregate of $948.8 million principal amount of our 0% convertible senior notes due 2026 (the “2026 Notes”). During the year ended December 31, 2022, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase approximately $235.0 million aggregate outstanding principal amount of the 2026 Notes for an aggregate cash repurchase price of approximately $176.4 million. During the year ended December 31, 2024, we entered into several separate, privately negotiated transactions with certain holders of the 2026 Notes to exchange $157.9 million of aggregate principal amount of the 2026 Notes for $150.0 million aggregate principal amount of 7.75% convertible senior unsecured notes due in 2028 (the “2028 Notes”). In December 2025, we entered into a purchase agreement for the sale (the “Offering”) of $160.0 million principal amount of our 0% convertible senior notes due 2030 (the “2030 Notes”, together with the 2026 Notes and the 2028 Notes, the “Notes). In connection with the Offering, the initial purchasers exercised in full their option to purchase an additional $20.0 million principal amount of the 2030 Notes, resulting in the issuance of an aggregate principal amount of $180.0 million of the 2030 Notes. We used a portion of the net proceeds from the offering of the 2030 Notes to repurchase approximately $150.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of approximately $148.9 million. The remaining 2026 Notes with an aggregate principal amount of $38.6 million will mature on March 15, 2026, unless earlier converted, redeemed or repurchased. The 2030 Notes incurred transaction costs of $6.7 million which were recorded as contra-liability and represents the difference between the principal and carrying amount of the 2030 Notes. The 2028 Notes and the 2030 Notes will mature on June 1, 2028 and December 15, 2030, respectively, unless earlier converted or repurchased. Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, as described in the indenture governing the Notes. If our stock price is lower than the conversion price of the Notes on maturity, the holders of our Notes will likely not convert and we will have to repay those Notes in cash. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted as described in the indenture governing the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to repay or make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Such acceleration could result in our bankruptcy. In a bankruptcy, the holders of the Notes would have a claim to our assets that is senior to the claims of our equity holders.
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
Our ability to make scheduled payments of the principal of or to refinance our indebtedness, including any loans incurred under the Credit Agreement and the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including any loans incurred under the Credit Agreement and the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance or restructure our indebtedness will depend on the capital markets and our financial condition at such time, and if the financial markets become difficult or costly to access, including due to rising interest rates, fluctuations in foreign currency exchange rates or other changes in economic conditions, our ability to raise additional capital may be negatively impacted. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Even if we can refinance or restructure our debt, the revised terms may harm our business.

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
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions and may in the future adopt additional rules and take other actions that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the Notes.
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
Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. For example, we may issue approximately 19.8 million shares of our common stock if the Notes convert, subject to customary anti-dilution adjustments. In addition, we may need to secure additional funds for our existing debt obligations, including repayment of the Notes. We may sell common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.

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
As of December 31, 2025, we have outstanding a total of 151.5 million shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The outstanding portion of the 2026 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to March 15, 2026. The 2028 Notes and the 2030 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to June 1, 2028 and December 15, 2030, respectively.
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
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and are restricted by the terms of our Credit Agreement. The Credit Agreement permits the payment of cash dividends so long as, after giving effect to any such dividend, (i) we maintain a consolidated adjusted quick ratio of at least 1.50 to 1.00, (ii) if our consolidated adjusted quick ratio is less than 1.75 to 1.00, our revenue growth rate for the trailing four fiscal quarters is at least 5%, and (iii) no event of default is continuing or would result under the Credit Agreement. In addition, the Credit Agreement permits us to pay up to $10.0 million in cash dividends per fiscal year so long as, after giving effect to any such dividend, no event of default is continuing or would result under the Credit Agreement, including a consolidated adjusted quick ratio of at least 1.25 to 1.00. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. As a result, our management and other personnel have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.
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

Our Chief Information Security Officer (“CISO”) and security organization help identify, assess, and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s security risk register. The CISO and security organization identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example: (1) identifying vulnerabilities through automated scans, vulnerability assessments, and subscriptions to threat intelligence feeds and notices; (2) assessing security weaknesses identified through internal security reviews, internal and external penetration tests, and reports on our products and services; and (3) assessing the Company’s threat landscape given the industry’s risk profile, the results of our enterprise risk assessment, and information technology, privacy, and security audits.

Depending on the environment, system, and data, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan; incident detection and response; vulnerability management policy; business continuity plan; risk assessments; implementation of security standards and certifications; encryption of data; network security protocols; data segregation; access controls; physical security; asset management, tracking and disposal; systems monitoring; vendor risk management program; employee training; penetration testing; cybersecurity insurance; and a dedicated CISO and security organization.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our IT Systems or data, or those of third parties upon which we rely, are compromised, limited, or fail, our business could experience materially adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, loss of revenue or profits, loss of customers or sales, reputational harm, and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general risk oversight function. The board of directors is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

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

Our incident response plan is designed to escalate certain cybersecurity incidents, including breaches, to members of management depending on the circumstances, including our CISO, Chief Legal Officer, and other members of leadership when appropriate. The security incident and response team works with relevant subject matter experts across the organization when necessary to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the board of directors for cybersecurity incidents the Company's disclosure committee determines are material. The disclosure committee, which includes members of management such as our Chief Financial Officer and Chief Legal Officer, meets quarterly. The CISO acts in an advisory capacity to the Company's disclosure committee on an as-needed basis.

Our board of directors receives periodic reports at least annually from our CISO concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. Our board of directors also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2.         Properties
Our corporate headquarters is located in San Francisco, California and consists of approximately 56,308 square feet of space under a lease that expires on July 31, 2034. We also maintain offices in Denver, Colorado; Pleasanton, California; New York, New York; London, England; and Tokyo, Japan. We lease all of our facilities and do not own any real property. We believe that our facilities are sufficient to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3.         Legal Proceedings

Please refer to Note 9—Commitments and Contingencies for discussion around our legal proceedings.

Item 4.         Mine Safety Disclosures
Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of                          Equity Securities
Market Information
Our common stock has been traded on the Nasdaq Global Select Market under the symbol “FSLY” since December 9, 2025. Prior to that date, our common stock was traded on the New York Stock Exchange from May 17, 2019, through December 8, 2025.

Holders of Record

As of December 31, 2025, there were 39 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

We have presented below the cumulative total return to our stockholders between December 31, 2020 through December 31, 2025 in comparison to the S&P 500 Index and S&P 500 Information Technology Index. The graph assumes a $100 initial investment at the market close on December 31, 2020. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

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
Overview
Organizations around the world are more dependent on the quality of digital experiences they provide than ever before. As the internet approaches an inflection point where automated, artificial intelligence (“AI”)-driven traffic increases demands on infrastructure, Fastly is the essential platform to deliver resilient, highly performant, always-on software and services at global scale.
The edge cloud is a category of Infrastructure as a Service (“IaaS”) that enables software engineers to build, secure, and deliver digital experiences at the edge of the Internet. Our platform represents the convergence of the Content Delivery Network (“CDN”) with functionality that has traditionally been delivered by hardware-centric appliances such as Application Delivery Controllers (“ADC”), Web Application Firewalls (“WAF”), API Management, Bot Detection, Distributed Denial of Service (“DDoS”), Web Application and API Protection (“WAAP”), and infrastructure protection.

Processing at the edge is an ideal way to handle highly dynamic and time-sensitive data, especially when performance matters. Organizations of all sizes, including Fortune 500 companies that run 24/7 operations, leverage our edge cloud platform for a diverse range of critical functions that benefit from processing at the edge, including enhancing user experience, scaling agentic AI workloads, and powering core commerce capabilities to drive conversion and customer success. The edge cloud complements data center, central cloud, and hybrid solutions, and is critical for responsive, safe, and secure AI-centric experiences.

Fastly focuses holistically on the edge cloud from developer creation to end-user experience, with our global footprint and integrated security core to our platform. Our platform is poised to capitalize on the rise of agentic AI, where autonomous agent consumption is driving the bulk of internet traffic. Fastly is uniquely positioned – and has laid the groundwork – to lead the intelligence fabric that helps enterprises adapt to this shift. We are capturing this opportunity by supporting edge workloads and AI traffic management, allowing organizations to optimize AI-driven services alongside human interactions. We play a unique role in helping enterprises optimize and accelerate interactions with authorized AI agents and blocking abuse, powering their differentiation and AI-fueled innovation.

Organizations must keep up with a complex and ever-evolving landscape. We’ve built a powerful unified edge platform designed from the ground up to be programmable and support agile software development, and we continuously drive innovation to meet the ever changing needs of our customers. We believe that our platform gives our customers a significant competitive advantage – whether they were born into the AI-centric digital age or are just embarking on their transformation journey.

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

We generate substantially all of our revenue from charging our customers based on their usage of our platform, and we generate a substantial majority of our revenue from customers that have negotiated contracts with us. Customers typically choose to utilize our platform for Network Services, for which we charge fees based on their committed or actual use of our platform, as measured in gigabytes and requests. Many of our customers generate billings in excess of their minimum commitment. We also generate revenue from Security and Other product lines, including Compute and Observability, as well as professional and other services, such as implementation, account management and enhanced customer support. We charge a flat one-time or recurring monthly fee depending on the additional products and services selected. Typically, the term of our contracts with customers is 12 months and includes a minimum monthly billing commitment in exchange for more favorable pricing terms. In addition, customers can sign up online by providing their credit card information and agreeing to a minimum monthly fee.
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
For the years ended December 31, 2025 and 2024, our revenue was $624.0 million and $543.7 million, respectively, an increase of 15%. We incurred a net loss of $121.7 million and $158.1 million in the years ended December 31, 2025 and 2024, respectively.
Our 10 largest customers generated an aggregate of 32% and 33% of our revenue in the trailing 12 months ended December 31, 2025 and 2024, respectively.
No single customer accounted for more than 10% of revenue for the years ended December 31, 2025 and 2024. Affiliated customers that are business units of a single company generated an aggregate of 10% of the Company’s revenue for the year ended December 31, 2025. No affiliated customers that are business units of a single company generated more than 10% of revenue for the year ended December 31, 2024.
Factors Affecting Our Performance
We are focused on continuing to attract new customers and expanding our relationship with existing customers by enhancing our product experience, investing in technology, and leveraging our partner ecosystem. Our customer base ranges from emerging companies to large enterprises undergoing digital transformation across diverse industries and verticals. Utilizing our direct sales force, we have multiple selling points within organizations to acquire new customers and increase usage from our existing customers. We will continue to increase our discretionary marketing spend, including account-based, targeted demand generation and brand spend, to drive the effectiveness of our sales teams. As a result, we expect our total operating expenses to increase as we continue to expand. A key component of our cost-efficient customer acquisition strategy is developer outreach, as developers often advocate for the adoption and promotion of our platform within their organizations and across the broader developer community. We will also continue to build out a single, unified platform, simplify customer onboarding and service usage, and simplify our pricing and packaging. This will require us to dedicate significant resources to further develop the market for our platform and differentiate our platform from competitive products and services. We will also need to expand, retain, and motivate our sales and marketing personnel in order to target our sales efforts at larger enterprises and senior management of these potential customers.
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
Many jurisdictions have enacted laws on data localization and cross-border data transfers, and the evolving enforcement and interpretation of such laws has created uncertainty regarding data stored abroad and transferred across borders, which could impact customer growth and acquisition for customers and potential customers conducting business in Europe and elsewhere outside of the United States. In addition, we cannot be certain what actions the United States or another country’s government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China, and any such governmental action could have a negative impact on our business. In April 2024, under the prior administration, a bill was signed into law that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. Following a series of executive orders in 2025 that suspended enforcement of this law, on January 22, 2026, ByteDance announced the establishment of TikTok USDS Joint Venture LLC in compliance with the law to secure United States user data, apps, and the algorithm through data privacy and cybersecurity measures. TikTok was one of our largest customers for the year ended December 31, 2025 and remains a customer of ours. We do not know how the restructuring may impact our traffic levels. For additional details, refer to the section titled “Risk Factors.”
We are closely monitoring various global conflicts and developments, including, but not limited to, the conflict between Russia and Ukraine, as well as the hostilities in the Middle East, and their global impacts. While the conflicts are still evolving and the outcomes remain highly uncertain, we do not believe the Russia-Ukraine, Israel-Hamas, or other conflicts will have a material impact on our business and results of operations. We do not have Points of Presence (“POPs”) in Russia, Ukraine, or Israel. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. If such conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the years ended December 31, 2025 and 2024, our research and development expenses as a percentage of revenue were 26% and 25%, respectively. Our research and development expenses in each period are impacted by the amount of software development costs that meet the criteria for capitalization. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities.
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
In addition, international trade disputes may further disrupt or delay our supply chain for these components or lead to pricing increases. For example, the United States has imposed or indicated an intention to impose tariffs on certain countries which may lead to retaliatory actions such as counter-tariffs and increase production costs and disruptions in our supply chain. The United States and other jurisdictions have also leveraged various trade and value chain requirements, including on environmental and social criteria, which may make sourcing more costly, require us to change suppliers, or otherwise adversely impact our operations. Further, it is possible that government policy changes, including policy changes made with little to no advance notice, and related uncertainty about policy changes could increase market volatility. If our supply of certain components is further disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. In the event that there are errors in software, failures of hardware, damages to a facility or misconfigurations of any of our services, whether caused by our own error, security breaches, third-party error, or natural disasters, we could experience lengthy interruptions in our platform availability as well as delays and additional expenses in arranging new facilities and services. In addition, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly when we or our customers experience cyber-attacks. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including service outages, payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits, or governments adopting regulations that impact network operations.
Key Business Metrics
We use the following key metrics presented in the table below to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of these key metrics below may differ from other similarly titled metrics used by other companies, analysts, or investors.

	As of December 31,
	2025	2024
Total Customer Count (based on current quarter revenue)	3,092	3,061
Enterprise Customer Count (based on annualized revenue)	628	596
Annual Revenue Retention Rate	98.7%	99.0%
Last-twelve Months Net Retention Rate (“LTM NRR”)	110.1%	102.3%
Remaining Performance Obligations (“RPO”) (in millions)	$353.8	$244.4
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
In addition to our paying customers, we also have trial, developer, nonprofit and open source programs, and other non-paying accounts that are excluded from our customer count metric. We operate globally and as a result, the success of our ability to retain our customers is also affected by general economic and market conditions around the world. As of December 31, 2025 and 2024, we had 3,092 and 3,061 customers, respectively.

Enterprise Customer Count
Historically our revenue has been driven primarily by a subset of our customers, our enterprise customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of enterprise customers is critical to our long-term success. Our enterprise customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of December 31, 2025, we had 628 enterprise customers which generated 94% of the total annualized current quarter revenue for our total customers for the period ended December 31, 2025. As of December 31, 2024, we had 596 enterprise customers which generated 93% of the total annualized current quarter revenue for our total customers for the period ended December 31, 2024.
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
Our ARR rate is calculated by subtracting the quotient of the Annual Revenue Churn from all of our Churned Customers from which we recognized revenue during the last quarter of the prior year divided by our annual revenue of the same calendar year from 100%. For the years ended December 31, 2025 and 2024 the ARR was 98.7% and 99.0%, respectively.
Last-Twelve Months Net Retention Rate (“LTM NRR”)
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. LTM NRR allows us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended December 31, 2025 and 2024 our LTM NRR was 110.1% and 102.3%, respectively.
Remaining Performance Obligations (“RPO”)
RPO represent future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. As of December 31, 2025, the aggregate amount of the transaction price in our contracts allocated to RPO that were unsatisfied or partially unsatisfied was $353.8 million.
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

General and Administrative
General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our administrative support personnel. General and administrative expenses also include costs related to legal and other professional services fees, an allocation of our general overhead expenses, credit losses, and acquisition-related costs.
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
Net Gain on Extinguishment of Debt
Our net gain on extinguishment of debt relates to the partial retirement of our outstanding senior convertible notes.
Other Income and Expenses
Our interest income consists primarily of interest earned on our cash, cash equivalents, and investments. Our interest expense consists primarily of the interest expense on our finance leases, amortization of discount, coupon interest expense, and debt issuance costs associated with our debt obligations. Our other expense, net, consists primarily of foreign currency transaction gains and losses.
Income Taxes
Our income tax expense (benefit) consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We currently maintain a full valuation allowance on our U.S. Federal and state net deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

	Year ended December 31,
	2025	2024
	(in thousands)
Consolidated Statement of Operations:
Revenue	$624,018	$543,676
Cost of revenue	267,815	247,738
Gross profit	356,203	295,938
Operating expenses:
Research and development	162,662	137,980
Sales and marketing	201,434	198,610
General and administrative	110,692	113,399
Impairment expense	415	4,144
Restructuring charges	—	9,720
Total operating expenses	475,203	463,853
Loss from operations	(119,000)	(167,915)
Net gain on extinguishment of debt	941	1,365
Interest income	12,290	14,871
Interest expense	(12,699)	(2,747)
Other expense, net	(721)	(1,028)
Loss before income tax expense	(119,189)	(155,454)
Income tax expense	2,488	2,604
Net loss attributable to common stockholders	$(121,677)	$(158,058)

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Year ended December 31,
	2025	2024
Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%
Cost of revenue	43	46
Gross profit	57	54
Operating expenses:
Research and development	26	25
Sales and marketing	32	36
General and administrative	18	21
Impairment expense	—	1
Restructuring charges	—	2
Total operating expenses	76	85
Loss from operations	(19)	(31)
Net gain on extinguishment of debt	—	—
Interest income	2	3
Interest expense	(2)	(1)
Other expense, net	—	—
Loss before income tax expense	(19)	(29)
Income tax expense	—	—
Net loss attributable to common stockholders	(19)%	(29)%
__________
*    Columns may not add up to 100% due to rounding.

Revenue

	Year ended December 31,		Change
	2025	2024	$ Change	% Change
	(in thousands)
Network Services	$477,774	$427,690	$50,084	12%
Security	125,061	103,037	22,024	21%
Other	21,183	12,949	8,234	64%
Total revenue	$624,018	$543,676	$80,342	15%
Percentage of revenue:
Network Services	77%	79%		(2)%
Security	20%	19%		1%
Other	3%	2%		1%
Revenue was $624.0 million for the year ended December 31, 2025 compared to $543.7 million for the year ended December 31, 2024, an increase of $80.3 million, or 15%. Revenue growth was driven by a $66.4 million increase in revenue related to further adoption of our modern edge platform and products.
For the years ended December 31, 2025 and 2024, approximately 96% and 95% of our revenue was driven by usage on our platform, respectively. Revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Network Services revenue was $477.8 million for the year ended December 31, 2025, compared to $427.7 million for the year ended December 31, 2024, an increase of $50.1 million, or 12%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $125.1 million for the year ended December 31, 2025, compared to $103.0 million for the year ended December 31, 2024, an increase of $22.0 million, or 21%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue, partially offset by a decrease in Fastly legacy WAF revenue. Other revenue was $21.2 million for the year ended December 31, 2025, compared to $12.9 million for the year ended December 31, 2024, an increase of $8.2 million, or 64%. The increase in Other revenue was primarily driven by further adoption of our Compute solutions.
Cost of Revenue

	Year ended December 31,		Change
	2025	2024	$ Change	% Change
	(in thousands)
Cost of revenue	$267,815	$247,738	$20,077	8%
Cost of revenue was $267.8 million for the year ended December 31, 2025 compared to $247.7 million for the year ended December 31, 2024, an increase of $20.1 million, or 8%. The increase in cost of revenue is a result of an increase in bandwidth costs of $8.0 million, a $5.5 million increase in amortization of capitalized software and a $4.4 million increase in software costs. There was also a $3.9 million increase in colocation costs, a $1.7 million increase in depreciation expense as a result of increased investments in our platform, as well as a $1.5 million increase in stock-based compensation expenses. This increase was partially offset by a $2.5 million decrease in intangible asset amortization, a $1.3 million decrease in personnel-related costs, a decrease in repair and maintenance cost of $0.6 million, as well as a $0.5 million decrease in network costs.
Gross Profit and Gross Margin

	Year ended December 31,		Change
	2025	2024	$ Change	% Change
	(in thousands)
Gross profit	$356,203	$295,938	$60,265	20%
Gross margin	57%	54%		3%
Gross profit was $356.2 million for the year ended December 31, 2025 compared to $295.9 million for the year ended December 31, 2024, an increase of $60.3 million, or 20%. Gross margin was 57% for the year ended December 31, 2025 compared to 54% for the year ended December 31, 2024, an increase of 3%. The increase in gross margin was driven by revenue growth during the year ended December 31, 2025 outpacing the increases in the costs incurred to support the growth of our network.

Operating Expenses

	Year ended December 31,		Change
	2025	2024	$ Change	% Change
	(in thousands)
Research and development	$162,662	$137,980	$24,682	18%
Sales and marketing	201,434	198,610	2,824	1%
General and administrative	110,692	113,399	(2,707)	(2)%
Impairment expense	415	4,144	(3,729)	(90)%
Restructuring charges	—	9,720	(9,720)	(100)%
Total operating expenses	$475,203	$463,853	$11,350	2%
Percentage of revenue:
Research and development	26%	25%		1%
Sales and marketing	32%	36%		(4)%
General and administrative	18%	21%		(3)%
Impairment expense	—%	1%		(1)%
Restructuring charges	—%	2%		(2)%
Research and Development
Research and development expenses were $162.7 million for the year ended December 31, 2025 compared to $138.0 million for the year ended December 31, 2024, an increase of $24.7 million, or 18%. This increase was primarily due to a $10.8 million increase in stock-based compensation expense, a $9.2 million decrease in capitalized software, an increase of $5.7 million of personnel-related costs, as well as a $1.0 million increase in software costs. This increase was partially offset by a $1.4 million decrease in travel and entertainment expense, as well as a $0.6 million decrease in corporate costs.
Sales and Marketing
Sales and marketing expenses were $201.4 million for the year ended December 31, 2025 compared to $198.6 million for the year ended December 31, 2024, an increase of $2.8 million, or 1%. This increase was primarily due to a $3.9 million increase in stock-based compensation expenses, a $0.7 million increase in marketing expenses, and a $0.5 million increase in third party commissions. The increase was partially offset by a $0.8 million decrease in personnel related costs including sales commissions, a $0.6 million decrease in software costs, as well as a $0.5 million decrease in corporate costs.
General and Administrative
General and administrative costs were $110.7 million for the year ended December 31, 2025 compared to $113.4 million for the year ended December 31, 2024, a decrease of $2.7 million, or 2%. The decrease was primarily due to a $6.9 million decrease in stock-based compensation expenses as well as a $1.4 million decrease in personnel related costs. This decrease was partially offset by a $2.8 million increase in professional service fees, a $1.3 million increase in corporate costs, as well as a $1.0 million increase in executive transition costs.
Impairment Expense
During the year ended December 31, 2025, we recognized an impairment charge of $0.4 million, which primarily consisted of the write-off of intangible assets no longer in use. During the year ended December 31, 2024, we recognized an impairment charge of $4.1 million related to property and equipment.
Restructuring Charges
During the year ended December 31, 2024, in an effort to streamline our organization, we initiated a restructuring plan to reduce expenses including a reduction of our workforce. In connection with this plan, we incurred charges of $9.7 million primarily consisting of employee-related severance and termination benefits. There were no restructuring activities in 2025.

Net Gain on Extinguishment of Debt

	Year ended December 31,		Change
	2025	2024	$ Change	% Change
	(in thousands)
Net gain on extinguishment of debt	$941	$1,365	$(424)	(31)%
Net gain on extinguishment of debt was $0.9 million for the year ended December 31, 2025 compared to $1.4 million for the year ended December 31, 2024, a decrease of $0.4 million, or 31%. The decrease was primarily due to a lower aggregate principal amount of convertible notes retired in the year ended December 31, 2025.
Other Income and Expense
Interest Income

	Year ended December 31,		Change
	2025	2024	$ Change	% Change
	(in thousands)
Interest income	$12,290	$14,871	$(2,581)	(17)%
Interest income was $12.3 million for the year ended December 31, 2025 compared to $14.9 million for the year ended December 31, 2024, a decrease of $2.6 million, or 17%. This decrease was primarily due to lower interest income on our cash equivalents and marketable security investments as a result of decreased interest rates.
Interest Expense

	Year ended December 31,		Change
	2025	2024	$ Change	% Change
	(in thousands)
Interest expense	$12,699	$2,747	$9,952	362%
Interest expense was $12.7 million for the year ended December 31, 2025 compared to $2.7 million for the year ended December 31, 2024, an increase of $10.0 million, or 362%. This increase was primarily due to the coupon interest on our 2028 Notes issued in December 2024.
Other Expense, net

	Year ended December 31,		Change
	2025	2024	$ Change	% Change
	(in thousands)
Other expense, net	$721	$1,028	$(307)	(30)%
Other expense, net was $0.7 million for the year ended December 31, 2025 compared to $1.0 million for the year ended December 31, 2024, a decrease of $0.3 million, or 30%. The decrease was mainly driven by our foreign currency transaction gains between the periods.
Income Taxes

	Year ended December 31,		Change
	2025	2024	$ Change	% Change
	(in thousands)
Income tax expense	$2,488	$2,604	$(116)	4%
Income tax expense was $2.5 million for the year ended December 31, 2025 compared to $2.6 million for the year ended December 31, 2024. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense for the periods were primarily due to foreign tax expense.

Liquidity and Capital Resources
As of December 31, 2025, we had cash, cash equivalents, and marketable securities totaling $361.8 million. Our cash, cash equivalents, and marketable securities primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, certificates of deposit, and municipal bonds. As of December 31, 2025, we did not have any marketable securities classified as non-current.
To date, we have financed our operations primarily through equity issuances, payments received from customers, the net proceeds we received through sales of our debt securities, and proceeds from our convertible notes. Our principal uses of cash in the near term have primarily been around funding our operations, our capital expenditures, business acquisitions, and investments and fulfilling our debt and contractual commitments. We have also entered into longer term commitments to support our operations, including arrangements to directly lease and operate our infrastructure assets and colocation facilities. We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
We believe that our cash and cash equivalents balances, available borrowing capacity under our credit facility, and the cash flows generated by our operations, net of the cash outflows used in our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We have generated losses from operations in the past and may continue to incur operating losses for the foreseeable future due to the investments and strategic initiatives we intend to make to grow our business. Our uses of cash beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are uncertain. We may also use our cash to buy back any outstanding debt on our convertible notes or on any future equity issuances.
Senior Secured Credit Facilities Credit Agreement
In 2021, we entered into the Credit Agreement (as defined in Note 8 in our consolidated financial statements). As of December 31, 2025, we were in compliance with the covenants described in Note 8 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, and we expect to continue to be in compliance for at least the next 12 months. During the year ended December 31, 2025 and 2024, no amounts were drawn down on the Credit Agreement.
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
On December 9, 2025, we entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $150.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of $148.9 million and aggregate transaction costs of $6.7 million. On December 17, 2025, we also issued $180.0 million aggregate principal amount of 0% convertible senior unsecured notes due in 2030 (the “2030 Notes”) in a private offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act.
Capped Calls
In connection with the pricing of the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls resulted in a $18.2 million outflow of cash. Refer to Note 8 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
As of December 31, 2025 our material cash requirements include non-cancelable contractual obligations from the 2028 Notes, 2030 Notes, purchase commitments and lease obligations. Refer to Notes 5, 6, and 8 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of December 31, 2025, we had a $7.7 million purchase commitment for equipment due within the next twelve months.

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$94,444	$16,406	$362
Net cash (used in) provided by investing activities	$(213,032)	$178,900	$294,940
Net cash (used in) provided by financing activities	$12,761	$(17,099)	$(331,380)
Cash Flows from Operating Activities
For the year ended December 31, 2025, cash provided by operating activities consisted primarily of our net loss of $121.7 million, adjusted for non-cash items of $239.0 million, and net cash flows used in operating assets and liabilities of $22.9 million. The main drivers of the changes in operating assets and liabilities were $20.7 million of operating lease payments, an increase in other assets of $19.5 million related to deferred contract costs, a $18.0 million increase in other liabilities, a $6.2 million increase in accounts receivable, primarily due to an increase in revenue and the timing of cash receipts, a $4.5 million decrease in accounts payable due to timing of payments, and a decrease of $1.6 million in prepaid expenses and other current assets due to pre-payments for hosting services and software licenses.
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
Cash Flows from Investing Activities
For the year ended December 31, 2025, cash used in investing activities was $389.8 million in purchases of marketable securities, $17.7 million of additions to capitalized internal-use software, and $28.7 million of payments related to purchases of property and equipment to expand our network. This was offset by $223.1 million of maturities and sales of marketable securities.
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
Cash Flows from Financing Activities
For the year ended December 31, 2025, cash provided by financing activities was $12.8 million, primarily consisting of proceeds of $180.0 million from issuance of convertible notes, $7.0 million in proceeds from the employee stock purchase plan (“ESPP”), and $1.0 million in proceeds from stock option exercises by our employees and directors. This was partially offset by $148.9 million paid for debt extinguishment, $18.2 million for purchase of capped calls, $5.9 million payment of debt issuance costs, and $2.3 million of finance lease liabilities repayments.
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
Revenue Recognition
We recognize revenue in accordance with ASC 606, where revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. The processing and recording of certain revenue requires a manual process, which uses a set of procedures to generate complete and accurate data to record these revenue transactions. We enter into contracts that can include various combinations of services, each of which are distinct and accounted for as separate performance obligations.

Recent Accounting Pronouncements
Please refer to Note 2—Summary of Significant Accounting Policies included in the Notes to consolidated financial statements.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $361.8 million, as of December 31, 2025 which primarily consisted of bank deposits, money market funds, investment-grade commercial paper and corporate notes and bonds. The cash and cash equivalents are held for working capital purposes. Our cash equivalents and our investment portfolio are subject to market risk due to fluctuations in interest rates. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Fastly, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fastly, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue—Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The processing and recording of certain revenue requires a manual process, and therefore the Company uses a complex set of procedures to generate complete and accurate data to record its revenue transactions.
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
February 25, 2026

We have served as the Company’s auditor since 2015.

FASTLY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$180,563	$286,175
Marketable securities, current	181,196	9,707
Accounts receivable, net of allowance for credit losses of $6,262 and $8,254 as of December 31, 2025 and December 31, 2024, respectively	118,029	115,988
Prepaid expenses and other current assets	26,921	28,325
Total current assets	506,709	440,195
Property and equipment, net	186,785	179,097
Operating lease right-of-use assets, net	52,067	50,433
Goodwill	670,356	670,356
Intangible assets, net	25,771	42,876
Other assets	57,789	68,402
Total assets	$1,499,477	$1,451,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,612	$6,044
Accrued expenses	70,669	41,622
Long-term debt, current	38,557	—
Finance lease liabilities, current	—	2,328
Operating lease liabilities, current	24,427	25,155
Deferred revenue	35,234	26,511
Other current liabilities	7,499	2,796
Total current liabilities	193,998	104,456
Long-term debt, net	323,282	337,614
Operating lease liabilities, non-current	43,921	39,561
Other long-term liabilities	8,698	4,478
Total liabilities	569,899	486,109
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.00002 par value; 1,000,000,000 shares authorized as of both December 31, 2025 and 2024; 151,537,271 and 142,086,129 shares issued and outstanding at December 31, 2025 and 2024, respectively	3	3
Class B common stock, $0.00002 par value; 4,191,275 shares authorized as of both December 31, 2025 and 2024; no shares issued and outstanding as of both December 31, 2025 and 2024	—	—
Additional paid-in capital	2,044,103	1,958,157
Accumulated other comprehensive loss	(41)	(100)
Accumulated deficit	(1,114,487)	(992,810)
Total stockholders’ equity	929,578	965,250
Total liabilities and stockholders’ equity	$1,499,477	$1,451,359

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Revenue	$624,018	$543,676	$505,988
Cost of revenue	267,815	247,738	239,660
Gross profit	356,203	295,938	266,328
Operating expenses:
Research and development	162,662	137,980	152,190
Sales and marketing	201,434	198,610	191,773
General and administrative	110,692	113,399	116,077
Impairment expense	415	4,144	4,316
Restructuring charges	—	9,720	—
Total operating expenses	475,203	463,853	464,356
Loss from operations	(119,000)	(167,915)	(198,028)
Net gain on extinguishment of debt	941	1,365	52,416
Interest income	12,290	14,871	18,186
Interest expense	(12,699)	(2,747)	(4,051)
Other expense, net	(721)	(1,028)	(1,832)
Loss before income tax expense (benefit)	(119,189)	(155,454)	(133,309)
Income tax expense (benefit)	2,488	2,604	(221)
Net loss	$(121,677)	$(158,058)	$(133,088)
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(1.14)	$(1.03)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	146,902	138,099	128,770

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2025	2024	2023
Net loss	$(121,677)	$(158,058)	$(133,088)
Other comprehensive income:
Foreign currency translation adjustment	—	—	565
Unrealized gain on investments in available-for-sale-securities	59	908	7,713
Total other comprehensive income	$59	$908	$8,278
Comprehensive loss	$(121,618)	$(157,150)	$(124,810)

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	124,336	$2	$1,666,106	$(9,286)	$(701,664)	$955,158
Exercise of vested stock options	291	—	2,169	—	—	2,169
Vesting of restricted stock units	6,150	1	—	—	—	1
Shares issued under bonus program	1,193	—	16,599	—	—	16,599
Shares issued under employee stock purchase program	1,022	—	8,692	—	—	8,692
Stock-based compensation	—	—	121,679	—	—	121,679
Net loss	—	—	—	—	(133,088)	(133,088)
Other comprehensive income	—	—	—	8,278	—	8,278
Balance as of December 31, 2023	132,992	$3	$1,815,245	$(1,008)	$(834,752)	$979,488
Exercise of vested stock options	292	—	1,115	—	—	1,115
Vesting of restricted stock units	5,886	—	—	—	—	—
Shares issued under bonus program	1,889	—	26,849	—	—	26,849
Shares issued under employee stock purchase program	1,027	—	6,714	—	—	6,714
Stock-based compensation	—	—	108,234	—	—	108,234
Net loss	—	—	—	—	(158,058)	(158,058)
Other comprehensive income	—	—	—	908	—	908
Balance at December 31, 2024	142,086	$3	$1,958,157	$(100)	$(992,810)	$965,250
Exercise of vested stock options	388	—	1,044	—	—	1,044
Vesting of restricted stock units	7,054	—	—	—	—	—
Shares issued under bonus program	951	—	6,898	—	—	6,898
Shares issued under employee stock purchase program	1,058	—	6,703	—	—	6,703
Purchases of capped calls	—	—	(18,162)	—	—	(18,162)
Stock-based compensation	—	—	89,463	—	—	89,463
Net loss	—	—	—	—	(121,677)	(121,677)
Other comprehensive income	—	—	—	59	—	59
Balance as of December 31, 2025	151,537	$3	$2,044,103	$(41)	$(1,114,487)	$929,578

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(121,677)	$(158,058)	$(133,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	61,031	54,037	51,602
Amortization of intangible assets	16,821	19,599	20,424
Non-cash lease expense	22,445	22,474	22,678
Amortization of debt discount and issuance costs	906	1,377	2,476
Amortization of deferred contract costs	19,369	18,623	15,548
Stock-based compensation	117,323	107,930	136,303
Deferred income taxes	1,433	1,793	(900)
Provision for credit losses	4,181	3,834	2,025
Loss on disposals of property and equipment	186	540	505
Accretion of discounts on investments	(4,703)	(3,973)	(646)
Impairment of operating lease right-of-use assets	—	371	744
Impairment expense	415	4,144	4,316
Net gain on extinguishment of debt	(941)	(1,365)	(52,416)
Other adjustments	549	(814)	648
Changes in operating assets and liabilities:
Accounts receivable, net	(6,222)	676	(32,945)
Prepaid expenses and other current assets	1,579	(7,627)	8,709
Other assets	(19,545)	(11,869)	(23,137)
Accounts payable	4,489	611	382
Accrued expenses	(447)	(2,922)	(7,856)
Operating lease liabilities	(20,707)	(26,541)	(22,074)
Other liabilities	17,959	(6,434)	7,064
Net cash provided by operating activities	94,444	16,406	362
Cash flows from investing activities:
Purchases of marketable securities	(389,837)	(155,099)	(132,233)
Sales of marketable securities	25,936	—	25,625
Maturities of marketable securities	197,176	371,189	433,767
Advance payment for purchase of property and equipment	—	(790)	—
Purchases of property and equipment	(28,694)	(10,330)	(10,976)
Proceeds from sale of property and equipment	44	24	49
Capitalized internal-use software	(17,657)	(26,094)	(21,292)
Net cash (used in) provided by investing activities	(213,032)	178,900	294,940
Cash flows from financing activities:
Proceeds from issuance of convertible notes	180,000	—	—
Payments of issuance costs for convertible notes	(5,924)	(5,729)	—
Cash paid for debt extinguishment	(148,875)	—	(310,540)
Payments for purchase of capped calls	(18,162)	—	—
Repayments of finance lease liabilities	(2,328)	(14,958)	(27,175)
Payment of deferred consideration for business acquisitions	—	(3,771)	(4,393)
Proceeds from exercise of vested stock options	1,044	1,115	2,169
Proceeds from employee stock purchase plan	7,006	6,244	8,559
Net cash (used in) provided by financing activities	12,761	(17,099)	(331,380)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	215	(103)	608
Net increase (decrease) in cash, cash equivalents, and restricted cash	(105,612)	178,104	(35,470)
Cash, cash equivalents, and restricted cash at beginning of period	286,175	108,071	143,541
Cash, cash equivalents, and restricted cash at end of period	$180,563	$286,175	$108,071

FASTLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)

	Year ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,571	$527	$1,574
Cash paid for income taxes, net of refunds received	$1,337	$809	$331
Cash paid for finance lease interest	$15	$378	$1,329
Noncash investing and financing activities:
Property and equipment additions not yet paid in cash or financed	$7,701	$983	$640
Capitalized stock-based compensation	$7,270	$9,716	$9,975
Assets obtained in exchange for operating lease obligations	$7,128	$8,543	$5,769
Net noncash change in operating lease assets and liabilities associated with modifications and terminations	$16,245	$10,439	$(4,425)
Deployments of prepaid capital equipment	$9,247	$14,598	$8,665
Debt issued in exchange for extinguishment of existing notes	$—	$155,730	$—
Debt retired in exchange for issuance of new notes	$—	$(157,095)	$—
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$180,563	$286,175	$107,921
Restricted cash	—	—	150
Total cash, cash equivalents, and restricted cash	$180,563	$286,175	$108,071

The accompanying notes are an integral part of the consolidated financial statements.

FASTLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business
Fastly, Inc. is an edge cloud platform that can process, serve, and secure its customers' applications as close to their end users as possible. The Company was incorporated in Delaware in 2011 and is headquartered in San Francisco, California.
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
Certain changes to presentation have been made to conform the prior period presentation to the current period reporting. The Company has made certain presentation changes to separate out deferred revenue from other current liabilities on the consolidated balance sheets.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, internal-use software development costs, the incremental borrowing rate related to the Company’s lease liabilities, fair value of assets acquired and liabilities assumed during business combinations, useful lives of acquired intangible assets and property and equipment, financial instruments, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable.
The Company’s cash, cash equivalents, and marketable securities primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, certificates of deposit, and municipal bonds. The primary focus of its investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for more than 10% of revenue for the years ended December 31, 2025, 2024 and 2023. No single customer accounted for more than 10% of the total accounts receivable balance as of December 31, 2025 or 2024. Affiliated customers that are business units of a single company generated an aggregate of 10% of the Company’s revenue for the year ended December 31, 2025. No affiliated customers that are business units of a single company generated more than 10% of revenue for the year ended December 31, 2024. Affiliated customers that are business units of a single company generated an aggregate of 12% of the Company’s revenue for the year ended December 31,

2023. No affiliated customers that are business units of a single company accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2025. Affiliated customers that are business units of a single company accounted for an aggregate of 11% of the Company’s accounts receivable balance as of December 31, 2024.
Cash, Cash Equivalents, and Marketable Securities
Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. treasury securities, municipal securities, and commercial paper, all with original maturities of three months or less when acquired. The Company’s short-term and long-term marketable securities consists of fixed income U.S. and foreign government agency securities, corporate bonds, municipal securities, certificates of deposit, and commercial paper. Management determines the appropriate classification of the Company’s investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying remaining contractual maturity date.
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
All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when the fair value of its investments decline below their respective cost basis. Factors considered in determining whether a credit impairment has occurred include whether the decline in fair value is due to credit related factors, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior to the expected recovery of the investment’s amortized cost basis. No such impairment charges were recorded during the years ended December 31, 2025, 2024, and 2023.
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
Incremental Costs to Obtain a Contract with a Customer
The Company capitalizes incremental costs associated with obtaining customer contracts, specifically certain commission payments. The Company pays commissions based on contract value upon signing an arrangement with a new customer and upon upgrades of existing contracts with customers only if the upgrades result in an incremental increase in contract value. These costs are deferred on the consolidated balance sheets and amortized over the expected period of benefit on a straight-line basis. The Company also pays commissions on an ongoing basis based upon revenue recognized. In these cases, no incremental costs are deferred, as the commissions are earned and expensed in the same period for which the associated revenue is recognized. Based on the nature of the Company’s technology and services, and the duration of its relationships with its customers, the expected period of benefit is determined to be five years. Management periodically reviews the carrying amount of deferred commission costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. Amortization is included in sales and marketing expense in the consolidated statements of operations. Deferred commission are included in other assets on the consolidated balance sheets.

Fair Value of Financial Instruments
The Company’s available-for-sale securities are recorded at fair value. The Company’s cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. For disclosure purposes, the Company measures the fair value of its outstanding senior convertible notes using a market approach based on actual bids and offers in an over-the-counter market, or Level 2 inputs, on the last trading day of the period.
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

Goodwill has historically been tested for impairment annually on October 31 or more frequently upon the occurrence of certain events or substantive changes in circumstances that indicate impairment is more likely than not. During the year ended December 31, 2025, the Company changed the date of its annual impairment test from October 31 to October 1 of each year. This change is preferable because it aligns the Company’s impairment testing procedures with its annual business planning and budgeting process and allows the Company to maximize time and resources required to perform the impairment analysis. The Company does not consider this change in impairment testing date to be a material change in the application of an accounting principle as it does not result in the delay, acceleration or avoidance of an impairment charge.
On October 1, 2025, the Company completed its annual goodwill impairment test associated with its single reporting unit and, based on the qualitative assessment, determined it was more likely than not that the fair value of the reporting unit exceeded its carrying value. The Company did not identify any events or changes in circumstances since the performance of its annual goodwill impairment test that would require the Company to perform another goodwill impairment test during the fiscal year.
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
Long-lived assets, including property and equipment, definite lived intangible assets, and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, significant decreases in market capitalization, facility closures, or work-force reductions indicate that the carrying amount of the long-lived asset or asset group may not be recoverable. When such events occur, the Company compares the carrying amount of the asset or asset group to the undiscounted expected future cash flows related to the asset or asset group. If this comparison indicates that an impairment is present, the amount of impairment is calculate as the difference between the carrying amount and the fair value of the asset or asset group. In addition to the recoverability assessment, the Company periodically reviews the remaining estimated useful lives of long-lived assets. If the estimated useful life assumption for any asset is changed due to new information, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life, on a prospective basis. Refer to Note 5 — Balance Sheet Information and Note 6 — Leases for discussion of impairment of property and equipment and impairment of operating lease right-of-use asset, respectively.

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
Revenue Recognition
The Company primarily derives revenue from the sale of services to customers executing contracts in which the standard contract term is one year, although terms may vary by contract. Most of the Company’s contracts are non-cancelable over the contractual term. The majority of the Company’s usage-based contracts commit the customer to a minimum monthly level of usage and specify the rate at which the customer must pay for actual usage above the monthly minimum. The Company also offers subscriptions to access security services at a fixed rate. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
In accordance with Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services. To achieve the core principle of this standard, the Company applies the following five steps:

(1) Identify the contract with a customer
The Company considers the terms and conditions of contracts with customers and its customary business practices in identifying contracts under ASC 606. The Company determines it has a contract with a customer when the contract is approved, each party’s rights regarding the services to be transferred can be identified, payment terms for the services can be identified, it has been determined that the customer has the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
(2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from the Company or from third parties, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company’s contracts with customers often include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require judgment. Performance obligations generally represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company.
(3) Determine the transaction price
The transaction price is determined based on the consideration to which the Company is expected to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The transaction price in a contract for usage-based services is typically equal to the minimum commit price in the contract plus any variable amounts of usage above the minimum commitment, less any discounts provided. The transaction price in a contract that does not contain usage-based services is equal to the total contract value.
(4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). For contracts with multiple performance obligations that are delivered over different time periods, the Company allocates the contract transaction price to each performance obligation using the estimated SSP of each distinct good or service in the contract. Judgment is required to determine the SSP for each distinct performance obligation. The Company analyzes separate sales of its services or the discounted list price per management’s approved price list as a basis for estimating the SSP of these services. In instances where SSP is not directly observable, such as when the Company does not sell the service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those services by customers and circumstances. In these instances, the Company may use information, such as geographic region and distribution channel, in determining the SSP.
Because the Company’s typical contracts represent distinct services delivered over time with the same pattern of transfer to the customer, usage-based consideration primarily related to actual consumption over the minimum commit levels is allocated to the period to which it relates. The amount of consideration recognized for usage above the minimum commit price is limited to the amount the Company expects to be entitled to receive in exchange for providing services. The Company has elected to apply the practical expedient for estimating and disclosing the variable consideration when variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a performance obligation from its remaining performance obligations under these contracts. For contracts to which such practical expedient cannot be applied, consideration is estimated.
(5) Recognize revenue when or as performance obligations are satisfied
Revenue is recognized when control of the services is transferred to the customer, in an amount that reflects the consideration expected to be received in exchange for those services. The Company generates all its revenue from contracts with customers. The Company’s revenue is recognized over time, consistent with the pattern of benefit provided to the customer over the term of the agreement. Revenue on the Company’s subscription services are recognized ratably over their respective contractual term.
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
Advertising Expense
The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of approximately $5.1 million, $5.8 million and $4.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Accounting for Stock-Based Compensation
The Company recognizes stock-based compensation expense based on the grant-date fair value of the awards. The fair values of the restricted stock units (“RSUs”) and performance stock awards (“PSUs”) are based on the fair value of the Company’s stock price on the grant date. The fair values of stock options and employee stock purchase program (“ESPP”) are based on the Black-Scholes option-pricing model. The fair value of the market-based performance stock awards (“MPSUs”) and Relative Total Shareholder Return Award PSUs (“rTSR PSUs”) are measured using a Monte Carlo simulation valuation model.
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

Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations. The aggregate transaction gain or loss for the years ended December 31, 2025, 2024 and 2023 is included in the determination of net income for the period and was not material to the respective periods.
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
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock units, restricted stock awards, shares issuable under its employee stock purchase plans and performance stock awards. The Company also applies the if-converted method for calculation of diluted earnings per share for its convertible debt instruments. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Segment Information
The Company has one reportable and operating segment. Financial information about the Company’s operating segment and geographic areas is presented in Note 13 to these financial statements.
Recently Issued and Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for the Company's annual periods beginning in 2025. The Company adopted the standard on December 31, 2025. For further information, refer to Note 12—Income Taxes, in these financial statements.
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
3.     Revenue
Disaggregation of Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for the years ended December 31, 2025, 2024 and 2023. The following table presents the Company’s net revenue by geographic region:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
United States	$465,450	$407,324	$370,424
All other countries	158,568	136,352	135,564
Total revenue	$624,018	$543,676	$505,988
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

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Network Services	$477,774	$427,690	$405,116
Security	125,061	103,037	92,864
Other	21,183	12,949	8,008
Total revenue	$624,018	$543,676	$505,988

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company’s payment terms and conditions vary by contract type, and generally range from 30 to 90 days.
Contract assets are recognized when a conditional right to consideration exists and transfer of control has occurred. The Company records a contract asset, or unbilled receivable, when revenue is recognized prior to invoicing. Contract assets are typically related to the Company's subscription services and cloud usage. Contract assets are included in accounts receivable, net on the Company's Consolidated Balance Sheets.
The Company records a contract liability, or deferred revenue, when a contract is billed to customers in advance of revenue being recognized. Deferred revenue primarily consists of the unearned portions of billings for the Company’s security subscription services and the unearned portion of committed edge cloud platform usage. Contract liabilities are included in deferred revenue for the current portion and other long term liabilities for the long-term portion on the Consolidated Balance Sheets.
The following table presents the Company’s contract assets and contract liabilities as of December 31, 2025 and 2024:

	As of December 31, 2025	As of December 31, 2024
	(in thousands)
Contract assets	$1,668	$1,072
Contract liabilities	$40,819	$29,585
The following table presents revenue recognized during the years ended December 31, 2025 and 2024 from amounts included in the contract liability at the beginning of the period:

	Year ended December 31,
	2025	2024
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$27,097	$33,719
Remaining Performance Obligations
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
As of December 31, 2025, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $353.8 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. As of December 31, 2025, the Company expects to recognize approximately 70% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.
Costs to Obtain a Contract
As of December 31, 2025 and December 31, 2024, the Company’s costs to obtain contracts were as follows:

	As of December 31, 2025	As of December 31, 2024
	(in thousands)
Deferred contract costs, net	$47,586	$52,583

During the years ended December 31, 2025, 2024 and 2023, the Company recognized $19.4 million, $18.6 million and $15.5 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying consolidated statements of operations.
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
The Company classifies its investments, which are comprised of corporate notes and bonds, commercial paper, U.S. treasury securities, securities of deposit, and municipal securities within Level 2 of the fair value hierarchy because the fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments. Financial assets and liabilities are measured and recorded at fair value on a recurring basis.
The following table summarizes the Company’s cash and marketable securities' amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents or marketable securities as of December 31, 2025 and 2024.

	As of December 31, 2025
					Reported as:
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and cash equivalents	Marketable securities:
	(in thousands)
Cash	$87,743	$—	$—	$87,743	$87,743	$—
Level 1:
Money market funds	44,032	—	—	44,032	44,032	—
Level 2:
U.S. Treasury securities	64,273	27	—	64,300	8,290	56,010
Corporate notes and bonds	50,942	19	—	50,961	4,570	46,391
Commercial paper	111,706	20	(2)	111,724	33,928	77,796
Municipal Securities	1,600	—	—	1,600	1,600	—
Certificates of deposit	1,399	—	—	1,399	400	999
Total	$361,695	$66	$(2)	$361,759	$180,563	$181,196

	As of December 31, 2024
					Reported as:
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and cash equivalents:	Marketable securities:
	(in thousands)
Cash	$52,951	$—	$—	$52,951	$52,951	$—
Level 1:
Money market funds	233,224	—	—	233,224	233,224	—
Level 2:
Corporate notes and bonds	6,005	3	—	6,008	—	6,008
Commercial paper	3,699	—	—	3,699	—	3,699
Total	$295,879	$3	$—	$295,882	$286,175	$9,707
There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the years ended December 31, 2025 and 2024.
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into other expense, net as of December 31, 2025 and December 31, 2024. For the years ended December 31, 2025, 2024 and 2023, the Company did not record any impairment charges for its marketable debt securities in its consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis.

5.     Balance Sheet Information
Allowance for Credit Losses
The activity in the accounts receivable reserves is as follows:

	As of December 31,
	2025	2024	2023
	(in thousands)
Beginning balance	$8,254	$7,054	$5,029
Additions to the reserves	4,181	3,834	2,025
Write-offs and adjustments	(6,173)	(2,634)	—
Ending balance	$6,262	$8,254	$7,054
Revenue Reserve
The activity in the revenue reserve is as follows:

	As of December 31,
	2025	2024	2023
	(in thousands)
Beginning balance	$5,130	$4,296	$2,449
Additions to the reserves	10,052	834	1,847
Write-offs and adjustments	(7,420)	—	—
Ending balance	$7,762	$5,130	$4,296
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Computer and networking equipment	$278,181	$237,148
Leasehold improvements	8,181	8,139
Furniture and fixtures	2,430	2,153
Office equipment	1,232	1,218
Internal-use software	148,419	123,849
Property and equipment, gross	438,443	372,507
Accumulated depreciation and amortization	(251,658)	(193,410)
Property and equipment, net	$186,785	$179,097
The Company did not recognize any material impairment charge during the year ended December 31, 2025,
During the year ended December 31, 2024, the Company recognized an impairment charge of $2.8 million related to equipment and an internal-use software project that the Company did not plan to continue with and therefore abandoned.
During the year ended December 31, 2023, the Company recognized an impairment charge of $4.3 million, of which $3.0 million related to property and equipment, net and $1.3 million related to advance payments for the purchase of property and equipment. The write-off was primarily related to excess computer and networking equipment including software the

Company did not expect to use and therefore abandoned. Impairment charges are included within impairment expense in the consolidated statements of operations.
Depreciation on property and equipment for the years ended December 31, 2025, 2024 and 2023 was $61.0 million, $54.0 million, and $51.6 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of $22.6 million, $17.0 million and $14.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the unamortized balance of capitalized internal-use software costs on the Company’s consolidated balance sheets was approximately $81.4 million and $79.5 million, respectively.
Other Assets
Other assets consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Deferred contract costs, net	$47,586	$52,583
Advance payment for purchase of property and equipment	—	9,837
Other assets	10,203	5,982
Total other assets	$57,789	$68,402
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Prepaid expenses	$16,737	$22,455
Other current assets	10,184	5,870
Total	$26,921	$28,325
Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Accrued compensation and related benefits	$46,611	$19,266
Accrued colocation and bandwidth costs	13,944	15,317
Other tax liabilities	4,800	4,266
Other accrued expenses	5,314	2,773
Total accrued expenses	$70,669	$41,622

Other Current Liabilities
Other current liabilities consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Accrued computer and networking equipment	$413	$743
Customer deposits	6,115	1,213
Other current liabilities	971	840
Total other current liabilities	$7,499	$2,796
6.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases) and finance leases for networking equipment. The Company’s operating leases have remaining lease terms ranging from less than 1 year to 9 years, some of which include options to extend the leases. The Company also subleases a portion of its corporate office spaces. The Company’s subleases have remaining lease terms ranging from less than 1 year to 4 years. Sublease income was $0.8 million, $1.4 million, and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The components of lease cost were as follows:

	As of December 31,
	2025	2024	2023
	(in thousands)
Operating lease cost:
Operating lease cost	$26,809	$26,581	$26,996
Variable lease cost	20,546	17,003	15,112
Total operating lease cost	$47,355	$43,584	$42,108
Finance lease cost:
Amortization of assets under finance lease	$11,598	$13,521	$14,391
Interest	15	378	1,328
Total finance lease cost	$11,613	$13,899	$15,719
The short-term lease costs were not material for the years ended December 31, 2025, 2024 and 2023.
The Company did not recognize any material impairment charge on its operating lease right-of-use assets during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recognized an impairment charge of $1.7 million related to right-of-use assets, of which $1.3 million was related to the Company exiting a certain office facility and is included within the impairment expense line in the Company's consolidated statements of operations. During the year ended December 31, 2023, the Company recognized impairment on its operating lease right-of-use assets of $0.7 million.

	As of December 31,
	2025	2024	2023
	(in thousands)
Weighted Average Remaining Lease term (in years):
Operating leases	4.39	2.84	3.48
Finance leases	—	0.32	1.00
Weighted Average Discount Rate:
Operating leases	7.16%	6.36%	6.03%
Finance leases	—%	4.67%	4.67%

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

Operating Leases
(in thousands)
Year ending December 31,
2026	$30,344
2027	21,670
2028	12,133
2029	6,559
2030	5,028
Thereafter	15,245
Total future minimum lease payments	$90,979
Less: imputed interest	(13,526)
Total liability	$77,453
As of December 31, 2025, the Company has undiscounted commitments of $9.1 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in the first quarter of 2026 with lease terms ranging from 2 years to 5 years.
7.     Goodwill and Intangible Assets
Goodwill
As of December 31, 2025 and 2024, the Company’s goodwill was $670.4 million. The Company did not record an impairment charge on goodwill for the fiscal years ended December 31, 2025, 2024 and 2023.
Intangible Assets, net
As of December 31, 2025 and December 31, 2024, the Company’s intangible assets consisted of the following:

	As of December 31, 2025			As of December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,100	$(45,347)	$23,753	$69,860	$(37,364)	$32,496
Developed technology	49,500	(49,500)	—	50,130	(42,482)	7,648
Trade names	3,300	(3,300)	—	3,910	(3,694)	216
Internet protocol addresses	4,984	(2,966)	2,018	4,984	(2,468)	2,516
Total intangible assets	$126,884	$(101,113)	$25,771	$128,884	$(86,008)	$42,876
The Company’s customer relationships, developed technology, trade names and Internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $16.8 million, $19.6 million and $20.4 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company did not purchase any intangible assets during the years ended December 31, 2025, 2024 and 2023.
The Company recorded an impairment charge of $0.3 million for the year ended December 31, 2025 related to the write-off of intangible assets no longer in use. The Company did not record an impairment charge on its intangible assets for either of the years ended December 31, 2024 or 2023.

The expected amortization expense of intangible assets subject to amortization as of December 31, 2025 is as follows:

As of December 31, 2025
(in thousands)
Year ending December 31,
2026	$9,064
2027	9,051
2028	6,891
2029	378
2030	281
Thereafter	106
Total	$25,771

8.     Debt Instruments
Senior Secured Credit Facilities Credit Agreement
On February 16, 2021, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, restated, amended and restated, supplemented, restructured, or otherwise modified from time to time, the “Credit Agreement”) with the lenders from time to time party thereto (the “Lenders”) and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders. The Credit Agreement provides for a $60.0 million senior secured revolving facility, with a maturity date of the earlier of (i) April 30, 2027 and (ii) so long as any of our permitted convertible debt is outstanding after January 30, 2027 and if Net Liquidity is less than $200.0 million (or, if the amount of outstanding permitted convertible debt is less than $35.0 million, $120.0 million), such date. The Company recorded $0.6 million of debt issuance costs associated with the Credit Agreement in other assets on the Company’s consolidated balance sheet.
The revolving loans bear interest, at the Company’s election, at an annual rate based on the ABR (as defined in the Credit Agreement) plus 1.00% (such loans, the “ABR Loans”) or the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.00% (such loans, the “SOFR Loans”).
Interest payments on outstanding borrowings are due, with respect to SOFR Loans, on the last day of each interest period and with respect to ABR Loans, on the last calendar day of each month. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated adjusted quick ratio of at least 1.25 to 1:00 tested on a quarterly basis as well as a springing revenue growth covenant not to be less than 5% on a quarterly basis for certain periods if the Company’s consolidated adjusted quick ratio falls below 1.75 to 1:00 on the last day of any fiscal quarter. The Credit Agreement requires the Company to comply with various affirmative and negative covenants, and contains customary events of default.

As of December 31, 2025 and 2024, the Company and its subsidiaries were in compliance with all of the Credit Agreement’s covenants. During the years ended December 31, 2025 and 2024, no amounts were drawn down on the Company’s Credit Agreement. As of the years ended December 31, 2025 and 2024, no amounts were outstanding under the Credit Agreement.

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
During the year ended December 31, 2025, the Company issued $180.0 million aggregate principal amount of 0% convertible senior unsecured notes due in 2030 (the “2030 Notes”) in a private offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. Concurrently with issuance of the 2030 Notes, the Company also entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $150.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of $148.9 million. The repurchase was accounted for as a debt extinguishment and resulted in a net gain of $0.9 million, which was recorded as non-operating income on the Company’s consolidated statement of operations for the year ended December 31, 2025.
As of December 31, 2025, the Company's outstanding convertible senior notes (collectively, the "Notes") had a par value totaling $368.6 million. The following table summarizes further details of the Notes:

Notes	Issuance Date	Maturity Date	Principal amount (in thousands)	Coupon Interest Rate	Effective Interest Rate
2026 Notes	March 5, 2021	March 15, 2026	$38,594	—%	0.38%
2028 Notes	June 1, 2025	June 1, 2028	$150,000	7.75%	7.77%
2030 Notes	December 5, 2025	December 15, 2030	$180,000	—%	0.76%

Redemption Rights of the Notes
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
The 2030 Notes may not be redeemed by the Company prior to December 20, 2028. On or after December 20, 2028, if the common stock price is at least 130% of the conversion price for the 2030 Notes in effect for at least 20 of any 30 consecutive trading day period, the Company may redeem all or part of the Notes at a redemption price equal to the principal amount and accrued and unpaid interest with at least 35 days’ notice to holders.
If the Company undergoes a fundamental change at any time prior to the maturity date, holders of the Notes will have the right, at their option, to require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.
Conversion Rights of the Notes
Prior to the close of business on the business day immediately preceding the conversion date, as noted in the table below, under the following circumstances a holder may exercise their conversion right:
•During any calendar quarter commencing after the calendar quarter ended June 30, 2021 for the 2026 Notes, March 31, 2025 for the 2028 Notes and March 31, 2026 for the 2030 Notes (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the respective Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•Upon the occurrence of specified corporate events.
On or after the respective conversion date, as noted in the table below, holders may convert all or any portion of their respective Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

The conversion rights of the Notes are as follows:

Notes	Conversion Date	Conversion Rate(1)	Conversion Price per share
2026 Notes	December 15, 2025	9.7272	$102.80
2028 Notes	March 1, 2028	50.6586	$19.74
2030 Notes	September 16, 2030	65.5136	$15.26
(1) The conversion rate for the Notes is established as a number of shares of the Company's common stock per $1,000 principal amount of the Notes, that is equivalent to the conversion price per share, subject to adjustments in certain events. Upon the occurrence of certain corporate events the Company will increase the conversion rate for a holder that elects to convert its Notes.
As of December 31, 2025, the conversion conditions had not been met by any of the Notes, and therefore were not yet convertible.
Carrying Value of the Notes as of December 31, 2025 and 2024 as follows:

	2030 Notes	2028 Notes	2026 Notes
As of December 31, 2025
Principal amount	$180,000	$150,000	$38,594
Less: unamortized debt issuance costs	(6,620)	(98)	(37)
Net carrying amount	173,380	149,902	38,557

As of December 31, 2024
Principal amount	—	150,000	188,594
Less: unamortized debt issuance costs	—	(77)	(903)
Net carrying amount	—	149,923	187,691
For the years ended December 31, 2025, 2024 and 2023, interest expense related to the Company’s debt obligations was $12.6 million, $2.3 million, and $2.7 million respectively. As of December 31, 2025 and 2024, the total estimated fair value of the Company's convertible senior notes were $379.5 million and $327.7 million, respectively.
Capped Calls
In connection with the pricing of the issuance of the 2030 Notes, the Company entered into the Capped Calls. The Capped Calls associated with the 2030 Notes each had an initial strike price of approximately $15.26 per share. These Capped Calls had initial cap prices of $23.04 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2030 Notes, with such offset subject to a cap based on the cap price. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, increased cost of hedging and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions and not part of the terms of the 2030 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity resulting in a $18.2 million decrease in additional paid in capital.
9.     Commitments and Contingencies
Purchase Commitments
As of December 31, 2025, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, fixed asset vendors, Internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.

Aside from the Company’s finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 6—Leases, the minimum future commitments related to the Company’s purchase commitments as of December 31, 2025 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
Year ending December 31,
2026	$59,276	$21,668	$80,944
2027	17,556	13,994	31,550
2028	4,081	8,664	12,745
2029	18	—	18
2030	—	—	—
Total	$80,931	$44,326	$125,257
Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In some of these jurisdictions the Company is subject to indirect taxes, such as sales and use taxes, and may be subject to certain other taxes. In accordance with GAAP, the Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The Company has accrued $4.8 million and $4.3 million as of December 31, 2025 and 2024, respectively, for sales and use tax. These estimates are based on several key assumptions, including the taxability of the Company’s operations and the jurisdictions in which the Company believes it has nexus. In the event these jurisdictions challenge the Company’s assumptions and analysis, its actual exposure could differ materially from its current estimates.
Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
On May 24, 2024, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Ken Kula v. Fastly, Inc., et al. (Case No. 4:24-cv-03170), naming the Company and certain of its officers as defendants. Motions for lead plaintiff were filed on July 23, 2024. On August 22, 2024, the court appointed lead plaintiff (“Lead Plaintiff”) and lead counsel. On November 1, 2024, Lead Plaintiff filed an amended complaint. The amended complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act purportedly on behalf of all those who purchased or acquired Fastly securities between November 15, 2023 and August 7, 2024. The complaint seeks unspecified compensatory damages, and other relief. Defendants filed a motion to dismiss on January 15, 2025. Lead Plaintiff filed an opposition to the defendants’ motion to dismiss on March 17, 2025. Defendants filed a reply in support of the motion to dismiss on April 30, 2025. On September 24, 2025, the court issued an order granting in part and denying in part the motion to dismiss. On October 24, 2025, Lead Plaintiff filed a second amended complaint. On December 9, 2025, Defendants filed a motion to dismiss the second amended complaint. On January 26, 2026, Lead Plaintiff filed an opposition. Defendants filed a reply in support of the motion to dismiss the second amended complaint on February 19, 2026. A hearing is scheduled for April 30, 2026 on Defendants’ motion to dismiss the second amended complaint. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.
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
As of December 31, 2025, the Company has not recorded any significant accruals for loss contingencies associated with the above mentioned lawsuits as it does not believe an outcome resulting in a loss is probable. It will accrue for loss contingencies if it becomes both probable that it will incur a loss and if the Company can reasonably estimate the amount or range of the loss.
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
As of December 31, 2025 and 2024, there were 5.8 million and 6.9 million shares of common stock available for issuance under the 2019 Plan, respectively. As of December 31, 2025 a total of 0.5 million shares were available for grant under the 2025 Inducement Plan. As of December 31, 2025 and 2024, 151.5 million and 142.1 million shares of common stock were issued and outstanding, respectively.
Stock Options
Options granted under the 2011 Plan and 2019 Plan are exercisable for common stock and expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service. Forfeitures are recognized as they occur.
The following table summarizes stock option activity during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2024	2,364	$8.60	4.3	$7,592
Granted	—	—
Exercised	(388)	2.64
Forfeited	(234)	4.49
Outstanding at December 31, 2025	1,742	$10.47	4.4	$4,256
Vested and exercisable at December 31, 2025	1,479	$9.41	3.8	$4,256
The total pre-tax intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $2.1 million, $1.9 million, and $3.1 million, respectively.
The total grant date fair value of employee options vested for the years ended December 31, 2025, 2024, 2023 was $1.7 million, $1.9 million, and $2.1 million, respectively.
During the years ended December 31, 2025 and 2024, and 2023, the Company recognized stock-based compensation expense from stock options of approximately $1.7 million, $1.9 million, and $2.1 million, respectively.

As of December 31, 2025, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $2.7 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years.
Restricted Stock Units
The Company began granting RSUs under the 2019 Plan during the fiscal year ended December 31, 2019 as well as under the 2025 Inducement Plan during the year ended December 31, 2025. The fair value of RSUs is based on the grant date fair value and is expensed on a straight-line basis over the applicable vesting period. RSUs granted to new hires typically vest over three or four years, at the annual rate of 33% or 25%, respectively, on the first anniversary of the vesting start date and ratably on a quarterly basis over the remaining 24-month or 36-month period thereafter, respectively. RSUs granted to existing employees typically vest in equal quarterly installments over a three or four-year service period. All vesting is contingent on continued service. Forfeitures are recognized as they occur.
The following table summarizes RSU activity during the years ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested RSUs as of December 31, 2024	11,982	$13.06
Granted	12,840	6.52
Vested	(7,833)	11.95
Cancelled/forfeited	(2,988)	10.38
Nonvested RSUs as of December 31, 2025	14,001	$8.25
During the years ended December 31, 2025, 2024 and 2023, the weighted-average grant date fair value for RSUs granted was $6.52, $11.62 and $15.80 per share, respectively. During the years ended December 31, 2025, 2024 and 2023, the total weighted-average grant date fair value of RSUs vested was $93.6 million, $126.5 million and $127.3 million respectively.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized stock-based compensation expense related to RSUs of $83.7 million, $96.7 million and $105.2 million, respectively.
As of December 31, 2025, total unrecognized stock-based compensation cost related to non-vested RSUs was $103.2 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years.
Performance-Based Restricted Stock Units
Performance Stock Awards for Executive Officers ("executive PSUs”)
Pursuant to the Company’s 2019 Equity Incentive Plan, the Company grants certain employees shares of executive PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company’s operating plan for the relevant fiscal year. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees’ requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested executive PSUs as of December 31, 2024	1,089	$13.21
Granted	1,901	6.89
Vested	(172)	14.82
Cancelled/forfeited	(1,373)	10.71
Nonvested executive PSUs as of December 31, 2025	1,445	$7.08

For the years ended December 31, 2025, 2024 and 2023, the Company recognized $3.9 million, $3.5 million, and $4.3 million of stock-based compensation expense associated with these awards, respectively.
Company-wide Bonus Program (“Bonus Program”)
On an annual basis the Compensation Committee approves a bonus program for the fiscal year, including performance targets, to most of the Company’s employees on active payroll in the relevant fiscal year. Shares awarded under the program are paid out the following year in February in fully vested RSUs and based on the final attainment of Company-wide performance targets which are tied to its operating plan for the relevant fiscal year. The payout of the Bonus Program will vary linearly between 50%, 100%, and 150% based on the achievement of these targets. Employees are required to be employed through the payout date to earn the awards. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company recognizes stock-based compensation expense over the employees requisite service period, based on the expected attainment of the Company-wide targets as of the end of each reporting period. In February 2024, the Company paid out the bonus liability associated with the 2023 Bonus Program in 1.9 million of restricted stock units, and correspondingly recorded a charge to additional paid-in-capital of $26.8 million. In February 2025, the Company paid out 1.0 million of restricted stock units associated with the 2024 Bonus Program, and correspondingly recorded a charge to additional paid-in-capital of $6.9 million. The Company has paid out the Bonus Program approved in February 2025 in February 2026.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized $35.3 million, $10.0 million, and $24.7 million of stock-based compensation expense related to the company-wide Bonus Program, respectively.
Market-Based Performance Stock Awards
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested MPSUs as of December 31, 2024	1,313	$6.45
Granted	—	—
Vested	—	—
Cancelled/forfeited	(978)	6.39
Nonvested MPSUs as of December 31, 2025	335	$6.63
Stock-based compensation expense relating to the MPSUs are recognized using the accelerated attribution method over the derived service period. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $3.0 million of stock-based compensation benefit and $2.8 million and $5.9 million of stock-based compensation expense associated with these awards, respectively.
Total unrecognized stock-based compensation expense related to the unvested portion of the MPSUs was $0.1 million as of December 31, 2025. This expense is expected to be amortized over a weighted-average vesting period of 1.9 years.
Relative Total Shareholder Return Award PSUs
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested rTSR PSUs as of December 31, 2024	—	$—
Granted	372	14.05
Vested	—	—
Cancelled/forfeited	(109)	13.47
Nonvested rTSR PSUs as of December 31, 2025	263	$14.30
During the year ended December 31, 2025, the Company recognized $1.0 million of stock-based compensation expense associated with these awards.
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
The Company estimated the fair value of shares granted under the ESPP on the first date of the offering period using the Black-Scholes option pricing model with the following assumptions:

Year ended December 31,
	2025	2024	2023
Fair value of common stock	$2.81 – $3.80	$2.33 – $3.56	$3.33 – $6.09
Expected term (in years)	0.49 – 0.50	0.49 – 0.50	0.49 – 0.50
Risk-free interest rate	3.75% – 4.33%	4.45% – 5.40%	4.65% – 5.43%
Expected volatility	70% – 82%	54% – 93%	70% – 88%
Dividend yield	—%	—%	—%
During the years ended December 31, 2025, 2024 and 2023, the Company recognized $2.2 million, $3.4 million, and $4.1 million in stock-based compensation expense related to the ESPP, respectively. As of December 31, 2025, total unrecognized stock-based compensation cost related to ESPP was $1.6 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 0.4 years.
During the years ended December 31, 2025, 2024 and 2023, an aggregate of 1.1 million, 1.0 million and 1.0 million shares of the Company’s common stock was purchased under the ESPP, respectively.
Equity Awards Modification
There were no material equity award modifications in the years ended December 31, 2025, 2024 and 2023.

Stock-based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying consolidated statements of operations:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$10,137	$8,644	$11,656
Research and development	44,453	33,606	47,827
Sales and marketing	32,971	29,061	33,703
General and administrative	29,762	36,619	43,117
Total	$117,323	$107,930	$136,303
For the years ended December 31, 2025, 2024 and 2023, the Company capitalized $7.4 million, $10.3 million, and $10.1 million of stock-based compensation expense, respectively.
11.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock:

	Year ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(121,677)	$(158,058)	$(133,088)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	146,902	138,099	128,770
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(1.14)	$(1.03)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	Year ended December 31,
	2025	2024	2023
	(in thousands)
Stock options	1,742	2,364	2,710
RSUs	14,001	11,982	11,244
PSUs	1,445	1,089	732
MPSUs	335	1,313	1,471
rTSR PSUs	263	—	—
Bonus PSUs	4,054	767	1,572
Shares issuable pursuant to the ESPP	571	70	410
Convertible senior notes (if-converted)	19,767	9,433	3,370
Total	42,178	27,018	21,509

12.     Income Taxes
Loss before income taxes includes the following components:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
United States	$(126,278)	$(161,398)	$(137,240)
Foreign	7,089	5,944	3,931
Loss before income taxes	$(119,189)	$(155,454)	$(133,309)
The income tax expense (benefit) consists of the following:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Current tax provision (benefit):
Federal	$—	$—	$—
State	35	200	57
Foreign	1,020	611	622
Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	1,433	1,793	(900)
Total tax expense (benefit)	$2,488	$2,604	$(221)
The Company recorded tax expense of $2.5 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively, and recorded tax benefit of $0.2 million for the year ended December 31, 2023. The Company’s income tax expense (benefit) is primarily due to income taxes from certain foreign jurisdictions where the Company conducts business and state minimum income taxes in the United States.

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a retrospective basis effective December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to the Company's actual global effective amount and rate for the years ended December 31, 2025, 2024, and 2023:

	Year ended December 31,
	2025		2024		2023
	Amount (in thousands)	Percent	Amount (in thousands)	Percent	Amount (in thousands)	Percent
US federal statutory tax rate	$(25,030)	21.0%	$(32,645)	21.0%	$(27,995)	21.0%
State and local income taxes, net of federal income tax effect*	(543)	0.5%	(519)	0.3%	(985)	0.7%
Foreign tax effects:
United Kingdom:
Change in valuation allowance	—	—%	—	—%	(2,080)	1.6%
Other	685	(0.6)%	1,160	(0.7)%	197	(0.1)%
Other foreign jurisdictions	280	(0.2)%	125	(0.1)%	504	(0.4)%
Effect of changes in tax laws or rates enacted in the current period
Effect of cross-border tax laws	678	(0.6)%	52	(0.1)%	—	—%
Tax credits:
Research and development credits	(4,985)	4.2%	(8,671)	5.6%	(18,444)	13.8%
Changes in valuation allowances	19,627	(16.5)%	26,675	(17.2)%	33,410	(25.1)%
Nontaxable or nondeductible items:
Stock-based compensation awards	7,582	(6.4)%	10,492	(6.7)%	4,824	(3.6)%
Disallowed executive compensation	1,784	(1.5)%	2,483	(1.6)%	3,922	(2.9)%
Other	586	(0.5)%	695	(0.4)%	517	(0.4)%
Changes in unrecognized tax benefits	1,824	(1.5)%	2,757	(1.8)%	5,909	(4.4)%
Total	$2,488	(2.1)%	$2,604	(1.7)%	$(221)	0.2%
*State taxes in California made up the majority (greater than 50%) of the tax effect in this category

The Company’s deferred tax assets and liabilities were as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating losses	$198,780	$183,824
Lease liability	18,255	17,329
Research and development credits	52,060	46,759
Capitalized research and development	50,707	62,615
Stock-based compensation	13,995	6,924
Deferred revenue	7,618	5,158
Reserves and accruals	5,325	4,885
Other	4,826	4,582
Deferred tax assets	351,566	332,076
Deferred tax liabilities:
Intangible asset amortization	(6,320)	(10,995)
Right-of-use asset	(13,814)	(13,377)
State taxes	(16,066)	(14,844)
Prepaid commissions	(11,473)	(13,306)
Other	(17)	(1)
Deferred tax liabilities	(47,690)	(52,523)
Valuation allowance	(303,285)	(279,204)
Net deferred tax (liabilities) assets	$591	$349
As of December 31, 2025 and 2024, the Company had NOL carryforwards for U.S. federal income tax purposes of approximately $698.2 million and $635.9 million, respectively; and for state income tax purposes of approximately $647.1 million and $621.0 million, respectively. The federal NOL carryforwards, if not utilized, will begin to expire in 2034. The state NOL carryforward, if not utilized, will begin to expire on various dates starting in 2028. The Company also has federal and California research and development credit carryforwards totaling $55.7 million and $16.8 million as of December 31, 2025, respectively. The federal research and development credit carryforwards will begin to expire in 2027, unless previously utilized. The California research credits do not expire.
As of December 31, 2025, the Company has NOL carryforwards for United Kingdom purposes of approximately $15.2 million. The UK NOL carryforwards do not expire.
Based on all available evidence on a jurisdictional basis the Company believes that it is more likely than not that the Company’s U.S. deferred tax assets will not be utilized and have recorded a full valuation allowance against its U.S. net deferred tax assets. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical losses. The Company determined that it is more likely than not that the U.S. net deferred tax assets will not be fully realizable for the years ended December 31, 2025 and 2024.

The Company has a valuation allowance for U.S. deferred tax assets, including NOL carryforwards. The Company expects to maintain this valuation allowance for the foreseeable future.
Changes in the valuation allowance were as follows:

	As of December 31,
	2025	2024	2023
	(in thousands)
Beginning balance	$279,204	$245,476	$208,215
Additions charged to expenses	24,081	33,728	37,261
Ending balance	$303,285	$279,204	$245,476
Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to the ownership change limitations under the Code and similar state provisions. Under Section 382 of the Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. A detailed analysis was performed through December 31, 2021 for the Company to determine whether an ownership change under Section 382 of the Code has occurred, and ownership changes were identified in 2013 and 2020. A detailed analysis was completed through December 31, 2024 and no further ownership changes were identified. As a result of these analyses, the Company concluded that there is no longer any limitation on the utilization of such NOLs. A detailed analysis was performed for the period March 1, 2014 to October 1, 2020 for Signal Sciences to determine whether an ownership change under Section 382 of the Code has occurred and an ownership change was identified in 2020. As a result of this analysis, the Company concluded that there is no longer any limitation on its utilization of the NOLs of Signal Sciences.
No provision for U.S. income and foreign withholding taxes has been made for these permanently reinvested foreign earnings because it is management’s intention to permanently reinvest such undistributed earnings outside the United States.
A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2025	2024
Balance at beginning of year	$26,003	$23,245
Increases related to prior year tax positions	12	—
Decreases related to prior year tax positions	—	(39)
Increases related to current year tax positions	1,812	2,797
Balance at end of year	$27,827	$26,003
The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above. The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $27.8 million and $26.0 million at December 31, 2025 and 2024, respectively.
Generally, in the U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized.

The Company adopted ASU 2023-09 on a retrospective basis effective December 31, 2025 and have included the following tables as a result of the Company's adoption, which presents income taxes paid (net of refunds received) for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
State	$55	$129	$41
Foreign	1,282	680	290
Total	$1,337	$809	$331
Income taxes paid (net of refunds) exceed 5% of total income taxes paid (net of refunds) in the following jurisdictions:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
State
Texas	*	$76	$41
Foreign
Australia	303	87	132
Canada	143	156	107
Germany	*	103	85
India	283	*	*
Japan	248	153	66
Netherlands	*	*	38
Spain	101	76	74
Sweden	71	67	46
UK	*	*	(261)
*Jurisdiction below the threshold for the period presented.
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
Net loss is the Company's primary measure of profit or loss, and all costs and expenses categories on the Company's consolidated statements of operations, as well as share-based compensation, depreciation and amortization expenses, are significant. Refer to Note 10 for additional information about the Company's share-based compensation expense. Refer to Note 5 and 7 for additional information about the Company's depreciation and amortization expenses, respectively. The Company's other segment items include net gain on extinguishment of debt, interest income, interest expense, other expense, net and income tax expense (benefit) on the Company's consolidated statements of operations.
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3—Revenue for more information on net revenue by geographic area.

Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of December 31,
	2025	2024
	(in thousands)
United States	$168,887	$169,285
All other countries	69,965	60,245
Total long-lived assets	$238,852	$229,530
14.    Restructuring Charges
During the year ended December 31, 2024, in an effort to streamline its organization, the Company initiated a restructuring plan to reduce expenses including a reduction of the Company’s workforce. In connection with this plan, the Company incurred charges of $9.7 million primarily consisting of employee-related severance and termination benefits. These charges are included within the restructuring charges line in the Company's consolidated statements of operations. The plan was completed by December 31, 2025 with no remaining unpaid balances, as the plan was materially paid out by December 31, 2024.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Item 9 of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified a material weakness in the fiscal year ended December 31, 2024. The previously reported material weakness related to deficiencies in the design and operating effectiveness of controls within the revenue process. These deficiencies related to certain business process controls primarily caused by a lack of sufficiently qualified personnel due to turnover, information technology general controls, including the failure to receive a service auditor’s report for our billing system hosted by a third-party, and insufficient monitoring controls over such third-party service providers.
We identified and implemented changes to our internal control over financial reporting to remediate the control deficiencies that led to the material weakness, including:
•Hired a new Chief Financial Officer, Chief Accounting Officer, and additional senior resources in Finance and Accounting with appropriate technical expertise within the revenue process;
•Enhanced our change management and user access controls over systems within the revenue process by strengthening policies, procedures, review processes, and documentation;
•Enhanced our controls over the ongoing monitoring of third-party service providers, including timely receipt of relevant service auditor reports to evidence design, implementation, and operating effectiveness of controls within the service organization’s framework of internal controls; and

•Enhanced the design and effectiveness of controls over the timely input of complete and accurate customer contract information that is used for the processing and recording of billing and revenue transactions in our systems.
The above mentioned measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively. Management concluded that the deficiencies leading to the material weakness were remediated as of December 31, 2025.
Changes in Internal Control over Financial Reporting
As described above, we implemented changes to our internal control over financial reporting to remediate the material weakness that was previously identified. There were no other changes during the year ended December 31, 2025 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Fastly, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fastly, Inc. and subsidiaries (the “Company”) as of December 31, 2025,based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.
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
February 25, 2026

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

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated by reference to the sections of our proxy statement to be filed with the SEC no later than 120 days after December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Business Conduct and Ethics is available on our website at www.fastly.com/investors under the “Governance” tab. Within the time period required by the SEC and The Nasdaq Stock Market LLC ("Nasdaq"), we will post on our website at www.fastly.com/investors under the “Governance” tab any amendment to our Code of Business Conduct and Ethics or any waivers of such provisions granted to executive officers and directors.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
3.4	Amended and Restated Bylaws.	8-K	001-38897	3.1	August 15, 2024
4.1	Form of Class A common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.3.
4.3	Indenture, dated as of March 5, 2021, by and between Fastly, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38897	4.1	March 5, 2021
4.4	Form of Note, representing Fastly, Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-38897	4.2	March 5, 2021
4.5	Indenture, dated as of December 5, 2024, between Fastly, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-38897	4.1	December 5, 2024
4.6	Form of Certificate representing the 7.75% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38897	4.2	December 5, 2024
4.7	Indenture, dated as of December 9, 2025, between Fastly, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-38897	4.1	December 9, 2025
4.8	Form of certificate representing the 0% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1).	8-K	001-38897	4.2	December 9, 2025
4.9	Form of Confirmation for Capped Call Transactions.	8-K	001-38897	10.1	December 9, 2025
4.10	Description of Securities.	10-K	001-38897	4.5	March 1, 2022
10.1+	2011 Equity Incentive Plan, as amended to date.	S-1	333-230953	10.2	April 19, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2+	Forms of Option Agreement, Notice of Stock Option Grant, and Exercise Notice under 2011 Equity Incentive Plan.	S-1	333-230953	10.3	April 19, 2019
10.3+	2019 Equity Incentive Plan.	S-1/A	333-230953	10.4	May 6, 2019
10.4+	Forms of Option Agreement, Notice of Stock Option Grant, and Exercise Notice under 2019 Equity Incentive Plan.	S-1/A	333-230953	10.5	May 6, 2019
10.5+	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.	10-Q	001-38897	10.3	August 9, 2019
10.6+	2019 Employee Stock Purchase Plan.	S-1/A	333-230953	10.7	May 6, 2019
10.7	Form of Indemnification Agreement by and between Fastly, Inc. and each of its directors and executive officers.	S-1/A	333-230953	10.8	May 6, 2019
10.8+	Cash Incentive Bonus Plan.	S-1/A	333-230953	10.9	May 6, 2019
10.9+	Employment Terms by and between Fastly, Inc. and Artur Bergman, dated May 3, 2019.	S-1/A	333-230953	10.10	May 6, 2019
10.10	Office Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated August 22, 2014.	S-1	333-230953	10.17	April 19, 2019
10.11	First Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated May 27, 2015.	S-1	333-230953	10.18	April 19, 2019
10.12	Second Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated March 11, 2019.	S-1	333-230953	10.32	April 19, 2019
10.13	Third Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated November 9, 2020.	10-Q	001-38897	10.2	August 6, 2025
10.14	Fourth Amendment to Lease Agreement, by and between Fastly, Inc. and CLPF-475 Brannan Street, L.P., dated June 13, 2025.	10-Q	001-38897	10.3	August 6, 2025
10.15+	Executive Change in Control and Severance Benefit Plan.	S-1/A	333-230953	10.31	May 6, 2019
10.16	2022 Change in Control and Severance Plan and form of participation agreement thereunder.	10-Q	001-38897	10.2	August 7, 2024
10.17+	Non-Employee Director Compensation Policy, as amended.	10-K	001-38897	10.14	February 21, 2024
10.18	Stock Ownership Guidelines.	10-Q	001-38897	10.3	May 1, 2024
10.19+	Employment Terms by and between Fastly, Inc. and Artur Bergman, dated May 3, 2019, as modified through November 2, 2023.	8-K	001-38897	10.1	November 6, 2023
10.20+	Signal Sciences Corp. 2014 Stock Option and Grant Plan.	S-8	333-249504	99.1	October 10, 2020
10.21	Senior Secured Credit Facilities Credit Agreement, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of February 16, 2021.	10-K	001-38897	10.23	March 1, 2021
10.22	First Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of June 28, 2023.	10-Q	001-38897	10.2	August 2, 2023

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23	Second Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of February 16, 2024.	10-K	001-38897	10.22	February 21, 2024
10.24	Third Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of April 30, 2024.	10-Q	001-38897	10.2	May 1, 2024
10.25+	Offer Letter by and between Fastly, Inc. and Ronald W. Kisling, dated June 22, 2021.	8-K	001-38897	10.1	June 29, 2021
10.26+	Offer Letter by and between Fastly, Inc. and Todd Nightingale, dated August 1, 2022.	8-K	001-38897	10.1	August 3, 2022
10.27+	Offer Letter by and between Fastly, Inc. and Scott Lovett, dated May 16, 2024.	10-Q	001-38897	10.1	August 7, 2024
10.28+	Offer Letter by and between Fastly, Inc. and Kip Compton, dated June 13, 2025.	8-K	001-38897	10.1	June 16, 2025
10.29	2025 Employment Inducement Incentive Plan	10-Q	001-38897	10.4	August 6, 2025
10.30	Form of Restricted Stock Unit Award Agreement under the 2025 Employment Inducement Incentive Plan	10-Q	001-38897	10.5	August 6, 2025
10.31	Form of rTSR Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan	10-Q	001-38897	10.6	August 6, 2025
10.32+	Offer Letter by and between Fastly, Inc. and Richard Wong, dated August 1, 2025.	8-K	001-38897	10.1	August 6, 2025
10.33+	Offer Letter by and between Fastly, Inc. and Scott Lovett, dated August 1, 2025.	8-K	001-38897	10.2	August 6, 2025
10.34+	Transition and Separation Agreement by and between Fastly, Inc. and Ronald Kisling, dated August 1, 2025.	8-K	001-38897	10.3	August 6, 2025
10.35+	Amendment to Transition and Separation Agreement by and between Fastly, Inc. and Ronald Kisling, dated February 23, 2026.					X
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant.	10-K	001-38897	21.1	February 24, 2023
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained on the signature page of this report).					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
97.1	Incentive Compensation Recoupment Policy.	10-K	001-38897	97.1	February 21, 2024
101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

FASTLY, INC.

Date:	February 25, 2026	By:	/s/ Charles Compton
Charles Compton Chief Executive Officer (Principal Executive Officer)

Date:	February 25, 2026	By:	/s/ Richard Wong
Richard Wong Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Compton and Richard Wong, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Compton	Chief Executive Officer	February 25, 2026
Charles Compton	(Principal Executive Officer)

/s/ Richard Wong	Chief Financial Officer	February 25, 2026
Richard Wong	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Hornik	Director and Chairperson of our Board of Directors	February 25, 2026
David Hornik

/s/ Aida Álvarez	Director	February 25, 2026
Aida Álvarez

/s/ Artur Bergman	Chief Technology Officer and Director	February 25, 2026
Artur Bergman

/s/ Richard Daniels	Director	February 25, 2026
Richard Daniels

/s/ Paula Loop	Director	February 25, 2026
Paula Loop

/s/ Charles Meyers	Director	February 25, 2026
Charles Meyers

/s/ Christopher B. Paisley	Director	February 25, 2026
Christopher B. Paisley

/s/ Vanessa Smith	Director	February 25, 2026
Vanessa Smith