Form 10-Q
period 2026-03-31
Fastly, Inc.
filed 2026-05-06
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 24, 2026, 156.5 million shares of the registrant’s Class A common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” “target,” or the negative of these terms or other similar expressions.
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
•our ability to attract new large customers and to have existing large customers continue and increase their use of our platform;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$146,670	$180,563
Marketable securities	183,819	181,196
Accounts receivable, net of allowance for credit losses of $6,156 and $6,262 as of March 31, 2026 and December 31, 2025, respectively	130,037	118,029
Prepaid expenses and other current assets	29,560	26,921
Total current assets	490,086	506,709
Property and equipment, net	215,911	186,785
Operating lease right-of-use assets, net	57,697	52,067
Goodwill	670,356	670,356
Intangible assets, net	23,494	25,771
Other assets	55,984	57,789
Total assets	$1,513,528	$1,499,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,006	$17,612
Accrued expenses	45,523	70,669
Long-term debt, current	—	38,557
Operating lease liabilities, current	28,107	24,427
Deferred revenue	39,560	35,234
Other current liabilities	11,244	7,499
Total current liabilities	163,440	193,998
Long-term debt, net	323,620	323,282
Operating lease liabilities, non-current	46,019	43,921
Other long-term liabilities	3,303	8,698
Total liabilities	536,382	569,899
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.00002 par value; 1,000,000,000 shares authorized as of both March 31, 2026 and December 31, 2025; 156,367,942 and 151,537,271 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.00002 par value; 4,191,275 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of both March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	2,112,577	2,044,103
Accumulated other comprehensive loss	(423)	(41)
Accumulated deficit	(1,135,011)	(1,114,487)
Total stockholders’ equity	977,146	929,578
Total liabilities and stockholders’ equity	$1,513,528	$1,499,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2026	2025
Revenue	$173,021	$144,474
Cost of revenue	64,840	67,676
Gross profit	108,181	76,798
Operating expenses:
Research and development	41,972	37,429
Sales and marketing	55,114	49,313
General and administrative	34,990	28,235
Total operating expenses	132,076	114,977
Loss from operations	(23,895)	(38,179)
Interest income	2,927	2,975
Interest expense	(3,306)	(3,173)
Other expense, net	(380)	(80)
Loss before income taxes	(24,654)	(38,457)
Income tax (benefit) expense	(4,130)	691
Net loss	$(20,524)	$(39,148)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	153,579	143,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Net loss	$(20,524)	$(39,148)
Other comprehensive loss:
Unrealized loss on investments in available-for-sale-securities	(382)	(30)
Total other comprehensive loss	$(382)	$(30)
Comprehensive loss	$(20,906)	$(39,178)
There were no material reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2026 and 2025. Additionally, there was no material tax impact on the amounts presented.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	151,537	$3	$2,044,103	$(41)	$(1,114,487)	$929,578
Exercise of vested stock options	224	—	1,043	—	—	1,043
Vesting of restricted stock units	4,607	—	—	—	—	—
Shares issued under bonus program	—	—	39,455	—	—	39,455
Stock-based compensation	—	—	27,976	—	—	27,976
Net loss	—	—	—	—	(20,524)	(20,524)
Other comprehensive income	—	—	—	(382)	—	(382)
Balance at March 31, 2026	156,368	$3	$2,112,577	$(423)	$(1,135,011)	$977,146

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	142,086	$3	$1,958,157	$(100)	$(992,810)	$965,250
Exercise of vested stock options	168	—	408	—	—	408
Vesting of restricted stock units	1,481	—	—	—	—	—
Shares issued under bonus program	951		6,898			6,898
Stock-based compensation	—	—	23,645	—	—	23,645
Net loss	—	—	—	—	(39,148)	(39,148)
Other comprehensive income	—	—	—	(30)	—	(30)
Balance at March 31, 2025	144,686	$3	$1,989,108	$(130)	$(1,031,958)	$957,023

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,524)	$(39,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	11,892	15,167
Amortization of intangible assets	2,277	4,900
Non-cash lease expense	6,198	5,655
Amortization of debt discount and issuance costs	401	217
Amortization of deferred contract costs	4,758	4,850
Stock-based compensation	34,981	25,582
Deferred income taxes	(4,330)	422
Provision for credit losses	1,518	946
Loss on disposals of property and equipment	276	—
Accretion of discounts on investments	(798)	(626)
Other adjustments	(218)	376
Changes in operating assets and liabilities:
Accounts receivable, net	(13,526)	(3,993)
Prepaid expenses and other current assets	(2,639)	2,216
Other assets	1,350	(2,095)
Accounts payable	6,812	2,575
Accrued expenses	3,523	(3,383)
Operating lease liabilities	(5,809)	(5,556)
Other liabilities	2,724	9,183
Net cash provided by operating activities	28,866	17,288
Cash flows from investing activities:
Purchases of marketable securities	(179,340)	(179,486)
Maturities of marketable securities	177,143	7,969
Purchases of property and equipment	(21,021)	(2,605)
Capitalized internal-use software	(3,736)	(4,763)
Net cash used in investing activities	(26,954)	(178,885)
Cash flows from financing activities:
Repayment of convertible senior notes	(38,593)	—
Payments of other debt issuance costs	(502)	—
Repayments of finance lease liabilities	—	(1,711)
Proceeds from exercise of vested stock options	1,043	408
Proceeds from employee stock purchase plan	2,279	2,131
Net cash (used in) provided by financing activities	(35,773)	828
Effects of exchange rate changes on cash and cash equivalents	(32)	78
Net decrease in cash and cash equivalents	(33,893)	(160,691)
Cash and cash equivalents at beginning of period	180,563	286,175
Cash and cash equivalents at end of period	$146,670	$125,484

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$50
Cash paid for income taxes, net of refunds received	$364	$449
Cash paid for finance lease interest	$—	$12
Noncash investing and financing activities:
Property and equipment additions not yet paid in cash or financed	$22,737	$2,441
Capitalized stock-based compensation	$1,502	$1,612
Assets obtained in exchange for operating lease obligations	$8,736	$2,946
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$3,094	$1,076
Deployments of prepaid capital equipment	$—	$3,532

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
2.     Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements and footnotes have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026. The Company’s condensed consolidated financial statements include its accounts and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The Company’s condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of its quarterly results. The Company’s condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, internal-use software development costs, the incremental borrowing rate related to the Company’s lease liabilities, fair value of assets acquired and liabilities assumed during business combinations, useful lives of property and equipment and acquired intangible assets, financial instruments, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
The Company has implemented software and hardware initiatives to manage its global network more efficiently and has determined, effective January 1, 2026, that the effective useful life of its servers has increased from five years to six years, As a result depreciation expense as well as net loss decreased by $3.3 million for the three months ended March 31, 2026.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies as compared to those described in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03 “Disaggregation of Income Statement Expenses,” which aims to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for the Company's annual periods beginning in 2027 and interim periods beginning in the first quarter of fiscal year 2028. The Company is currently evaluating the impact of the new guidance.
In November 2024, the FASB issued ASU 2024-04 “Induced Conversions of Convertible Debt Instruments,” which amends ASC 470-202 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The guidance is effective for the Company's annual periods beginning in 2026 and interim periods within those annual reporting periods. The Company adopted the standard effective January 1, 2026 on a prospective basis. Adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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

No single customer accounted for more than 10% of the Company's revenue for the three months ended March 31, 2026 and 2025. No affiliated customers that are business units of a single company generated more than 10% of revenue for the three months ended March 31, 2026 and 2025.

No single customer accounted for more than 10% of the total accounts receivable balance as of March 31, 2026 and December 31, 2025. No affiliated customers that are business units of a single company generated an aggregate of more than 10% of the Company's accounts receivable balance as of March 31, 2026 and December 31, 2025.

3.     Revenue
Disaggregation of Revenue

Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for more than 10% of revenue for the three months ended March 31, 2026 and 2025. The following table presents the Company’s net revenue by geographic region:

	Three months ended March 31,
	2026	2025
	(in thousands)
United States	$122,866	$110,531
All other countries	50,155	33,943
Total revenue	$173,021	$144,474
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

	Three months ended March 31,
	2026	2025
	(in thousands)
Network Services	$126,237	$113,229
Security	38,762	26,436
Other	8,022	4,809
Total revenue	$173,021	$144,474
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company’s payment terms and conditions vary by contract type and generally range from 30 to 90 days.
The Company records a contract asset, or unbilled receivable, when a contractual right to consideration exists for both completed and partially completed performance obligations that may not have been invoiced. Contract assets are typically related to the Company's subscription services and platform usage. Contract assets are included in accounts receivable, net on the Company's condensed consolidated balance sheets.
The Company records a contract liability, or deferred revenue, when a contract is billed to customers in advance of revenue being recognized. Deferred revenue primarily consists of the unearned portions of billings for the Company’s security subscription services and the unearned portion of committed edge cloud platform usage. Contract liabilities are included in deferred revenue for the current portion and other long term liabilities for the long-term portion on the condensed consolidated balance sheets.
The following table presents the Company’s contract assets and contract liabilities as of March 31, 2026 and as of December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Contract assets	$1,953	$1,668
Contract liabilities	$42,701	$40,819
The following table presents revenue recognized during the three months ended March 31, 2026 and 2025 from amounts included in contract liability at the beginning of the period:

	Three months ended March 31,
	2026	2025
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$14,567	$11,594
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
As of March 31, 2026, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $368.7 million. This amount includes future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. As of March 31, 2026, the Company expects to recognize approximately 75% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.

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
The Company classifies its investments, which are comprised of corporate notes and bonds, commercial paper, U.S. treasury securities, certificates of deposit, and municipal securities within Level 2 of the fair value hierarchy because the fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments. Financial assets and liabilities are measured and recorded at fair value on a recurring basis.
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to cash equivalents and available-for-sale securities on the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
					Reported as:
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and cash equivalents	Marketable securities:
	(in thousands)
Cash	$54,382	$—	$—	$54,382	$54,382	$—
Level 1:
Money market funds	63,397	—	—	63,397	63,397	—
Level 2:
U.S. Treasury securities	29,900	4	(13)	29,891	1,999	27,892
Corporate notes and bonds	87,261	—	(197)	87,064	2,157	84,907
Commercial paper	92,962	—	(107)	92,855	24,235	68,620
Agency Bonds	200	—	—	200	—	200
Municipal Securities	600	—	—	600	500	100
Certificates of deposit	2,100	—	(1)	2,099	—	2,100
Total	$330,802	$4	$(318)	$330,488	$146,670	$183,819

	As of December 31, 2025
					Reported as:
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and cash equivalents	Marketable securities:
	(in thousands)
Cash	$87,743	$—	$—	$87,743	$87,743	$—
Level 1:
Money market funds	44,032	—	—	44,032	44,032	—
Level 2:
U.S. Treasury securities	64,273	27	—	64,300	8,290	56,010
Corporate notes and bonds	50,942	19	—	50,961	4,570	46,391
Commercial paper	111,706	20	(2)	111,724	33,928	77,796
Municipal Securities	1,600	—	—	1,600	1,600	—
Certificates of deposit	1,399	—	—	1,399	400	999
Total	$361,695	$66	$(2)	$361,759	$180,563	$181,196
The contractual maturities of the Company's marketable securities are all due in one year or less as of March 31, 2026. There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, the Company did not record any impairment charges for its marketable debt securities in its condensed consolidated statements of operations. No impairment loss has been recorded on the securities as the Company does not intend to sell any impaired securities, nor is it more likely than not that the Company would be required to sell impaired securities before recovery of amortized cost basis.
5.     Balance Sheet Information
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Computer and networking equipment	$313,945	$278,181
Leasehold improvements	8,174	8,181
Furniture and fixtures	2,573	2,430
Office equipment	1,225	1,232
Internal-use software	153,460	148,419
Property and equipment, gross	$479,377	$438,443
Accumulated depreciation and amortization	(263,466)	(251,658)
Property and equipment, net	$215,911	$186,785
Depreciation on property and equipment for the three months ended March 31, 2026 and 2025 was approximately $11.9 million and $15.2 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $5.9 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively.

Other Assets
Other assets consisted of the following:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Deferred contract costs, net	$45,047	$47,586
Other assets	10,937	10,203
Total other assets	$55,984	$57,789
During the three months ended March 31, 2026 and 2025, the Company recognized $4.8 million and $4.9 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Prepaid expenses	$17,883	$16,737
Other current assets	11,677	10,184
Total	$29,560	$26,921
Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Accrued compensation and related benefits	$19,992	$46,611
Accrued colocation and bandwidth costs	15,997	13,944
Other tax liabilities	5,167	4,800
Other accrued expenses	4,367	5,314
Total accrued expenses	$45,523	$70,669
Other Current Liabilities
Other current liabilities consisted of the following:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Accrued computer and networking equipment	365	413
Customer deposits	7,004	6,115
Other current liabilities	3,875	971
Total other current liabilities	$11,244	$7,499
6.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases) The Company’s operating leases have remaining lease terms ranging from less than 1 year to 8 years, some of which include options to extend the leases. The Company also subleases a portion of its corporate office space. The Company’s sublease has a remaining lease term of 4 years.

The components of lease cost were as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Operating lease costs:
Operating lease cost	$7,394	$6,582
Variable lease cost	5,375	4,973
Total operating lease costs	$12,769	$11,555
The short-term lease costs were not material for either of the three months ended March 31, 2026 and 2025. The Company did not recognize any material impairment charges on its operating lease right-of-use assets for either of the three months ended March 31, 2026 or 2025.

	As of March 31, 2026	As of December 31, 2025
Weighted Average Remaining Lease Term (in years):
Operating leases	4.19	4.39

Weighted Average Discount Rate:
Operating leases	7.12%	7.16%
Future minimum lease payments under non-cancellable leases as of March 31, 2026 were as follows:

Operating Leases
(in thousands)
Remaining 2026	$25,496
2027	24,135
2028	13,488
2029	7,636
2030	5,075
Thereafter	15,245
Total future minimum lease payments	$91,075
Less: imputed interest	(13,429)
Total liability	$77,646
As of March 31, 2026, the Company has undiscounted commitments of $3.5 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in subsequent quarters of 2026 with lease terms of up to 3 years.

7.     Goodwill and Intangible Assets
Goodwill
As of March 31, 2026 and December 31, 2025, the Company’s goodwill was $670.4 million. The Company did not record an impairment charge on goodwill during either of the three months ended March 31, 2026 and 2025.
Intangible Assets, net
As of March 31, 2026 and December 31, 2025, the Company’s intangible assets consisted of the following:

	As of March 31, 2026			As of December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,100	$(47,507)	$21,593	$69,100	$(45,347)	$23,753
Developed technology	49,500	(49,500)	—	49,500	(49,500)	—
Trade names	3,300	(3,300)	—	3,300	(3,300)	—
Internet protocol addresses	4,984	(3,083)	1,901	4,984	(2,966)	2,018
Total intangible assets	$126,884	$(103,390)	$23,494	$126,884	$(101,113)	$25,771
The Company’s customer relationships, developed technology, trade names, and internet protocol addresses represent intangible assets subject to amortization. Amortization expense was $2.3 million and $4.9 million for the three months ended March 31, 2026 and 2025, respectively.
The Company did not purchase any intangible assets during either of the three months ended March 31, 2026 and 2025.
The Company did not record an impairment charge on its intangible assets for the three months ended March 31, 2026 or the three months ended March 31, 2025.
The expected amortization expense of intangible assets subject to amortization as of March 31, 2026 is as follows:

As of March 31, 2026
(in thousands)
Remainder of 2026	$6,788
2027	9,051
2028	6,891
2029	378
2030	281
Thereafter	105
Total	$23,494

8.     Debt Instruments
Senior Secured Credit Facilities Credit Agreement
On February 16, 2021, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, restated, amended and restated, supplemented, restructured, or otherwise modified from time to time, the “Credit Agreement”) with the lenders from time to time party thereto (the “Lenders”) and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders. The Credit Agreement provides for a $60.0 million senior secured revolving facility, with a maturity date of the earlier of (i) April 30, 2027 and (ii) so long as any of our permitted convertible debt is outstanding after January 30, 2027 and if Net Liquidity is less than $200.0 million (or, if the amount of outstanding permitted convertible debt is less than $35.0 million, $120.0 million), such date. The Company recorded $0.6 million of debt issuance costs associated with the Credit Agreement in other assets on the Company’s condensed consolidated balance sheets.
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
As of March 31, 2026, the Company was in compliance with all of the Credit Agreement’s covenants. During the three months ended March 31, 2026 and 2025, no amounts were drawn down on the Credit Agreement. As of March 31, 2026 and December 31, 2025, no amounts were outstanding under the Credit Agreement.
Convertible Senior Notes
On March 5, 2021, the Company issued approximately $948.8 million aggregate principal amount of 0% convertible unsecured senior notes due 2026 (the “2026 Notes”), including the exercise in full by the initial purchasers of their option to purchase up to an additional approximately $123.8 million principal amount of the 2026 Notes. The 2026 Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2026 Notes were approximately $930.0 million after deducting the initial purchasers’ discounts and transaction costs.
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

During the year ended December 31, 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to exchange $157.9 million aggregate principal amount of the 2026 Notes for $150.0 million aggregate principal amount of 7.75% convertible unsecured senior notes due 2028 (the “2028 Notes”), which were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
During the year ended December 31, 2025, the Company issued $180.0 million aggregate principal amount of 0% convertible senior unsecured notes due in 2030 (the “2030 Notes”) in a private offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. Concurrently with issuance of the 2030 Notes, the Company also entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $150.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of $148.9 million. The repurchase was accounted for as a debt extinguishment and resulted in a net gain of $0.9 million, which was recorded as non-operating income on the Company’s condensed consolidated statement of operations for the year ended December 31, 2025.
During the quarter ended March 31, 2026, the 2026 Notes matured and were repaid in full.
As of March 31, 2026, the Company's outstanding convertible senior notes (collectively, the "Notes") had a par value totaling $330.0 million. The following table summarizes further details of the Notes:

Notes	Issuance Date	Maturity Date	Principal amount (in thousands)	Coupon Interest Rate	Effective Interest Rate
2028 Notes	June 1, 2025	June 1, 2028	$150,000	7.75%	7.77%
2030 Notes	December 9, 2025	December 15, 2030	$180,000	0%	0.76%
Redemption Rights of the Notes
The Company may not redeem the 2028 Notes prior to the maturity date.
The 2030 Notes may not be redeemed by the Company prior to December 20, 2028. On or after December 20, 2028, if the common stock price is at least 130% of the conversion price for the 2030 Notes in effect for at least 20 of any 30 consecutive trading day period, the Company may redeem all or part of the 2030 Notes at a redemption price equal to the principal amount and accrued and unpaid interest with at least 35 days’ notice to holders.
If the Company undergoes a fundamental change at any time prior to the maturity date of the 2030 Notes, holders of the 2030 Notes will have the right, at their option, to require the Company to repurchase for cash all or any portion of their 2030 Notes at a repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.
Conversion Rights of the Notes
Prior to the close of business on the business day immediately preceding the conversion date, as noted in the table below, under the following circumstances a holder may exercise their conversion right:
(1) During any calendar quarter commencing after the calendar quarter ended March 31, 2025 for the 2028 Notes and March 31, 2026 for the 2030 Notes (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(2) During the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the respective Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
(3) Upon the occurrence of specified corporate events.
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
The circumstances described in paragraph (1) above were met for the 2030 Notes during the first quarter of 2026 and as a result, the 2030 Notes are convertible at the option of the holder from April 1, 2026 until June 30, 2026.
Carrying Value of the Notes as follows:

	2030 Notes	2028 Notes	2026 Notes
As of March 31, 2026
Principal amount	$180,000	$150,000	$—
Less: unamortized debt issuance costs	(6,292)	(88)	—
Net carrying amount	173,708	149,912	—

As of December 31, 2025
Principal amount	180,000	150,000	38,594
Less: unamortized debt issuance costs	(6,620)	(98)	(37)
Net carrying amount	173,380	149,902	38,557
For the three months ended March 31, 2026 and 2025, interest expense related to the Company’s debt obligations was $3.3 million and $3.1 million, respectively. As of March 31, 2026 and December 31, 2025, the total estimated fair value of the Notes was $653.3 million and $379.5 million, respectively.
Capped Calls
In connection with the pricing of the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls") in the year ended December 31, 2025. The Capped Calls associated with the 2030 Notes each had an initial strike price of approximately $15.26 per share. These Capped Calls had initial cap prices of $23.04 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2030 Notes, with such offset subject to a cap based on the cap price. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, increased cost of hedging and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions and not part of the terms of the 2030 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity resulting in an $18.2 million decrease in additional paid in capital as of December 31, 2025.
9.     Commitments and Contingencies
Purchase Commitments
As of March 31, 2026, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various networks, fixed asset vendors, Internet service providers and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.

Aside from the Company’s finance and operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 6 — Leases, the minimum future commitments related to the Company's purchase commitments as of March 31, 2026 were as follows:

	Cost of Revenue Commitments	Operating Expense Commitments	Total Purchase Commitments
	(in thousands)
Remainder of 2026	$25,036	$17,445	$42,481
2027	18,024	14,430	32,454
2028	4,491	9,109	13,600
2029	20	87	107
2030	—	96	96
Thereafter	—	—	—
Total	$47,571	$41,167	$88,738
Sales and Use Tax
The Company conducts its operations in many tax jurisdictions throughout the United States. In some of these jurisdictions the Company is subject to indirect taxes, such as sales and use taxes, and may be subject to certain other taxes. The Company has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. The Company has accrued $5.2 million and $4.8 million as of March 31, 2026 and December 31, 2025, respectively, for sales and use tax. These estimates are based on several key assumptions, including the taxability of the Company’s operations and the jurisdictions in which the Company believes it has nexus. In the event these jurisdictions challenge the Company’s assumptions and analysis, its actual exposure could differ materially from its current estimates.
Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.
On May 24, 2024, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Ken Kula v. Fastly, Inc., et al. (Case No. 4:24-cv-03170), naming the Company and certain of its officers as defendants. Motions for lead plaintiff were filed on July 23, 2024. On August 22, 2024, the court appointed lead plaintiff (“Lead Plaintiff”) and lead counsel. On November 1, 2024, Lead Plaintiff filed an amended complaint. The amended complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act purportedly on behalf of all those who purchased or acquired Fastly securities between November 15, 2023 and August 7, 2024. The complaint seeks unspecified compensatory damages, and other relief. Defendants filed a motion to dismiss on January 15, 2025. Lead Plaintiff filed an opposition to the defendants’ motion to dismiss on March 17, 2025. Defendants filed a reply in support of the motion to dismiss on April 30, 2025. On September 24, 2025, the court issued an order granting in part and denying in part the motion to dismiss. On October 24, 2025, Lead Plaintiff filed a second amended complaint. On December 9, 2025, Defendants filed a motion to dismiss the second amended complaint. On January 26, 2026, Lead Plaintiff filed an opposition. Defendants filed a reply in support of the motion to dismiss the second amended complaint on February 19, 2026. A hearing scheduled for April 30, 2026 on Defendants’ motion to dismiss the second amended complaint was vacated, and the Company is awaiting a ruling on the motion. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.
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
As of March 31, 2026, the Company has not recorded any significant accruals for loss contingencies associated with the above mentioned lawsuits as it does not believe an outcome resulting in a loss is probable. It will accrue for loss contingencies if it becomes both probable that it will incur a loss and if the Company can reasonably estimate the amount or range of the loss.
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

10.     Stockholders' Equity
Equity Incentive Plans
The Company maintains five equity incentive plans: the 2019 Equity Incentive Plan (the “2019 Plan”), 2011 Equity Incentive Plan (“2011 Plan”), 2019 Employee Stock Purchase Plan (“ESPP”), the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”), and the 2025 Employment Inducement Incentive Plan (the "2025 Inducement Plan"). The 2019 Plan became effective in May 2019 and replaced the 2011 Plan. The Company’s 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock units, performance-based stock awards, and other forms of equity compensation, which are collectively referred to as stock awards to its employees, directors, and consultants. The Signal Plan includes 251,754 registered shares which can be exercised to purchase shares of Fastly’s common stock. The 2025 Inducement Plan provides for the grant of non-statutory stock options, restricted stock units, performance based stock awards, and other forms of equity compensation.
As of March 31, 2026 and December 31, 2025, there were 8.9 million and 5.8 million shares of common stock available for issuance under the 2019 Plan, respectively. As of March 31, 2026 and December 31, 2025, a total of 0.3 million shares and 0.5 million shares were available for grant under the 2025 Inducement Plan, respectively. As of March 31, 2026 and December 31, 2025, 156.4 million and 151.5 million shares of common stock were issued and outstanding, respectively.
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
The following table summarizes RSU activity during the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2025	14,001	$8.25
Granted	4,192	17.75
Vested	(4,160)	14.09
Cancelled/forfeited	(484)	8.34
Unvested RSUs as of March 31, 2026	13,549	$9.39
During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense related to RSUs of $22.6 million and $21.9 million, respectively.

Performance-Based Restricted Stock Units (“PSUs”)
Performance Stock Awards for Executive Officers (“Executive PSUs”)
Pursuant to the Company’s 2019 Plan, the Company grants certain employees shares of Executive PSUs, which are to vest based on the level of achievement of certain Company-wide targets related to the Company’s operating plan for the relevant fiscal year. The Company has accounted for these awards as equity-based awards and will recognize stock-based compensation expense over the employees’ requisite service period based on the expected attainment of the Company-wide targets as of the end of each reporting period.

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2025	1,445	$7.08
Granted	1,039	20.04
Vested	(448)	7.13
Cancelled/forfeited	(184)	6.98
Nonvested PSUs as of March 31, 2026	1,852	$14.35
During the three months ended March 31, 2026 and 2025, the Company recognized $2.0 million and $0.8 million of stock-based compensation expense associated with these awards, respectively.
Company-wide Bonus Program (“Bonus Program”)
In February 2025, the Compensation Committee approved a Bonus Program, including performance targets, to most of the Company’s employees on active payroll in fiscal year 2025 (“2025 Bonus Program”). Shares awarded under the program were paid out in February 2026 in fully vested RSUs and based on the final attainment of Company-wide performance targets which were tied to its operating plan for fiscal year 2025. The Company recognized stock-based compensation expense over the employees' requisite service period, based on the final attainment of the Company-wide targets. In February 2026, the Company paid out 2.2 million restricted stock units associated with the 2025 Bonus Program, and correspondingly recorded a charge to additional paid-in-capital of $39.5 million.
In February 2026, the Compensation Committee approved a Bonus Program, including performance targets, for the current fiscal year to most of the Company’s employees on active payroll in fiscal year 2026 (“2026 Bonus Program”). Shares awarded under the program will be in fully vested RSUs and will be based on the final attainment of Company-wide performance targets which are tied to its operating plan for fiscal year 2026. The payout of the 2026 Bonus Program will vary linearly between 50%, 100%, and 150% based on the achievement of these targets. Employees are required to be employed through the payout date to earn the awards. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company is recognizing the stock-based compensation expense over the employees requisite service period, based on the expected attainment of the Company-wide targets as of the end of each reporting period.
During the three months ended March 31, 2026 and 2025, the Company recognized $8.5 million and $3.7 million of stock-based compensation expense associated with the Bonus Programs, respectively.
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
During the three months ended March 31, 2026 and 2025, the Company recognized $0.9 million and $0.1 million in stock-based compensation expense related to the ESPP, respectively. No common stock was issued under the ESPP in either of the three months ended March 31, 2026 and 2025.

Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying condensed consolidated statements of operations:

	Three months ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$2,536	$1,939
Research and development	10,030	8,893
Sales and marketing	9,353	6,693
General and administrative	13,062	8,057
Total stock-based compensation expense	$34,981	$25,582
For the three months ended March 31, 2026 and 2025, the Company capitalized $1.5 million and $1.7 million of stock-based compensation expense, respectively.
11.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock:

	Three months ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(20,524)	$(39,148)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	153,579	143,284
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.27)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	As of March 31,
	2026	2025
	(in thousands)
Stock options	1,492	1,984
RSUs	13,549	12,135
PSUs	1,852	1,384
Market-based PSUs	278	1,313
Relative total shareholder return PSUs	499	272
Shares issuable pursuant to the ESPP	533	84
Convertible senior notes (if-converted)	19,391	9,433
Total	37,594	26,605
The dilution table above excludes RSUs to be awarded under the Company’s 2026 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2026. Refer to Note 10 — Stockholders' Equity for further details on the Company’s 2026 Bonus Program.

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
In the three months ended March 31, 2026 and 2025, the Company recorded income tax benefit of $4.1 million and income tax expense of $0.7 million, respectively. The tax benefit for the three months ended March 31, 2026 was primarily due to the recognition of a previously unrecognized tax benefit of $4.3 million which resulted from the lapse of the applicable statute of limitations in the UK. The tax expense for the three months ended March 31, 2025 was primarily due to foreign tax expense.
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
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
United States	$187,453	$168,887
All other countries	86,155	69,965
Total long-lived assets	$273,608	$238,852

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

We focus our direct selling efforts on expanding our customers’ use of our platform, which includes companies that are exhibiting significant growth. We engage with and support these customers with our field sales representatives, account managers, and technical account managers who focus on customer satisfaction and drive expansion of their usage of our platform and products. These teams work with technical and business leaders to help our customers’ end users receive the best possible digital experience, while also lowering our customers’ total cost of ownership. These direct selling efforts are reflected by the revenue generated by our large customers. Our Last-Twelve Months Net Retention Rate (“LTM NRR”) metric also measures the revenue growth from existing customers attributable to increased usage of our platform and features, and purchase of additional products and services. For additional details on our key metrics, refer to the “Key Business Metrics” section.
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
The majority of our revenue is usage based and changes in usage by our largest customers can create volatility in our revenue. We receive a substantial portion of our revenue from a limited number of customers and within a limited number of industries, such as media and entertainment. The length of our sales cycles, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and ramping process with new as well as existing large customers with new business can take several months and can be subject to delays for unanticipated reasons. The timing of new revenue from our sales efforts and changes in usage by our largest customers can make revenue difficult to predict.
For the three months ended March 31, 2026 and 2025, our revenue was $173.0 million and $144.5 million, respectively, an increase of 20%. For the three months ended March 31, 2026 and 2025, we incurred a net loss of $20.5 million and $39.1 million, respectively.
No single customer accounted for more than 10% of revenue for the three months ended March 31, 2026 and 2025. No affiliated customers that are business units of a single company generated more than 10% of revenue for the three months ended March 31, 2026 and 2025.
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

Many jurisdictions have enacted laws on data localization and cross-border data transfers, and the evolving enforcement and interpretation of such laws has created uncertainty regarding data stored abroad and transferred across borders, which could impact customer growth and acquisition for customers and potential customers conducting business in Europe and elsewhere outside of the United States. In addition, we cannot be certain what actions the United States or another country’s government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China, and any such governmental action could have a negative impact on our business. In April 2024, under the prior administration, a bill was signed into law that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, does not sell its stake in TikTok within a set time frame. Following a series of executive orders in 2025 that suspended enforcement of this law, on January 22, 2026, ByteDance announced the establishment of TikTok USDS Joint Venture LLC in compliance with the law to secure United States user data, apps, and the algorithm through data privacy and cybersecurity measures. TikTok was one of our largest customers for the three months ended March 31, 2026 and remains a customer of ours. We do not know how the restructuring may impact our traffic levels. For additional details, refer to the section titled “Risk Factors.”
We are closely monitoring various global conflicts and developments, including, but not limited to, the conflict between Russia and Ukraine, the recent military conflict involving Iran, the United States, and Israel, as well as other conflicts in the Middle East, and their global impacts. While the conflicts are still evolving and the outcomes remain highly uncertain, we do not believe these or other conflicts will have a material impact on our business and results of operations. We do not have Points of Presence (“POPs”) in Russia, Ukraine, Iran, or Israel. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. If such conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our edge cloud delivery, security, and other products and services. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability. For the three months ended March 31, 2026 and 2025, our research and development expenses as a percentage of revenue were 24% and 26%, respectively. Our research and development expenses in each period are impacted by the amount of software development costs that meet the criteria for capitalization. We may also seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities.
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

	As of March 31,
	2026	2025
Large Customer Count	634	595
Last-Twelve Months Net Retention Rate (“LTM NRR”)	113.0%	100.0%
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
Large Customer Count
Historically our revenue has been driven primarily by a subset of our customers, our large customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of large customers is critical to our long-term success. Our large customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of March 31, 2026, we had 634 of such large customers which generated 94% of the total annualized current quarter revenue for our total customers for the three months ended March 31, 2026. As of March 31, 2025, we had 595 of such large customers which generated 93% of the total annualized current quarter revenue for our total customers for the three months ended March 31, 2025.
We no longer consider total customer count to be a key business metric. Management believes large customer count, which we continue to disclose, is a more appropriate indicator of the performance of our business, as a majority of our revenue is driven by large customers. Management no longer utilizes total customer count to manage or monitor the performance of our business.
Last-Twelve Months Net Retention Rate
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. LTM NRR allows us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended March 31, 2026 and 2025 our LTM NRR was 113.0% and 100.0%, respectively.

Remaining Performance Obligations (“RPO”)
RPO represent future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. As of March 31, 2026, the aggregate amount of the transaction price in our contracts allocated to RPO that were unsatisfied or partially unsatisfied was $368.7 million.
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
Research and Development
Research and development expenses consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include cloud infrastructure fees for development and testing and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meet the criteria for capitalization.
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

Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended March 31,
	2026	2025
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$173,021	$144,474
Cost of revenue	64,840	67,676
Gross profit	108,181	76,798
Operating expenses:
Research and development	41,972	37,429
Sales and marketing	55,114	49,313
General and administrative	34,990	28,235
Total operating expenses	132,076	114,977
Loss from operations	(23,895)	(38,179)
Interest income	2,927	2,975
Interest expense	(3,306)	(3,173)
Other expense, net	(380)	(80)
Loss before income taxes	(24,654)	(38,457)
Income tax (benefit) expense	(4,130)	691
Net loss attributable to common stockholders	$(20,524)	$(39,148)
The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended March 31,
	2026	2025
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%
Cost of revenue	37	47
Gross profit	63	53
Operating expenses:
Research and development	24	26
Sales and marketing	32	34
General and administrative	20	20
Total operating expenses	76	80
Loss from operations	(13)	(27)
Interest income	2	2
Interest expense	(2)	(2)
Other expense, net	—	—
Loss before income taxes	(13)	(27)
Income tax (benefit) expense	(2)	—
Net loss attributable to common stockholders	(15)%	(27)%
__________
*    Columns may not add up to 100% due to rounding.

Revenue

	Three months ended March 31,
	2026	2025	% Change
	(in thousands)
Network Services	$126,237	$113,229	11%
Security	38,762	26,436	47%
Other	8,022	4,809	67%
Total revenue	$173,021	$144,474	20%
Percentage of revenue:
Network Services	73%	78%	(5)%
Security	22%	18%	4%
Other	5%	4%	1%

Revenue was $173.0 million for the three months ended March 31, 2026, compared to $144.5 million for the three months ended March 31, 2025, an increase of $28.5 million, or 20%.
In the three months ended March 31, 2026 and 2025, revenue was primarily from existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Network Services revenue was $126.2 million for the three months ended March 31, 2026, compared to $113.3 million for the three months ended March 31, 2025, an increase of $12.9 million, or 11%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $38.8 million for the three months ended March 31, 2026, compared to $26.4 million for the three months ended March 31, 2025, an increase of $12.4 million, or 47%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue. Other revenue was $8.0 million for the three months ended March 31, 2026, compared to $4.8 million for the three months ended March 31, 2025, an increase of $3.2 million, or 67%. The increase in Other revenue was primarily driven by further adoption of our Compute solutions.
Cost of Revenue

	Three months ended March 31,
	2026	2025	% Change
	(in thousands)
Cost of revenue	$64,840	$67,676	(4)%
Cost of revenue was $64.8 million for the three months ended March 31, 2026 compared to $67.7 million for the three months ended March 31, 2025, a decrease of $2.9 million, or 4%. The decrease was primarily due to a $6.0 million decrease in depreciation and amortization as well as a $1.5 million decrease in bandwidth cost. The decrease was partially offset by a $1.8 million increase in colocation costs, a $1.2 million increase in software costs, a $1.1 million increase in personnel-related costs, as well as a $0.6 million increase in stock-based compensation expense.
Gross Profit and Gross Margin

	Three months ended March 31,
	2026	2025	% Change
	(in thousands)
Gross profit	$108,181	$76,798	41%
Gross margin	63%	53%	10%

Gross profit was $108.2 million for the three months ended March 31, 2026 compared to $76.8 million for the three months ended March 31, 2025, an increase of $31.4 million, or 41%. Gross margin was 63% for the three months ended March 31, 2026 and 53% for the three months ended March 31, 2025. The increase in gross margin was driven by revenue growth during the three months ended March 31, 2026 combined with the decreases in cost of revenue.
Operating Expenses

	Three months ended March 31,
	2026	2025	% Change
	(in thousands)
Research and development	$41,972	$37,429	12%
Sales and marketing	55,114	49,313	12%
General and administrative	34,990	28,235	24%
Total operating expenses	$132,076	$114,977	15%
Percentage of revenue:
Research and development	24%	26%	(2)%
Sales and marketing	32%	34%	(2)%
General and administrative	20%	20%	—%
Research and Development
Research and development expenses were $42.0 million for the three months ended March 31, 2026 compared to $37.4 million for the three months ended March 31, 2025, an increase of $4.6 million, or 12%. The increase was primarily due to a $3.1 million increase in personnel-related costs, a $1.1 million increase in stock-based compensation expenses, and a $1.1 million decrease in capitalized software development costs. The increase was partially offset by a $0.8 million decrease in software costs.
Sales and Marketing
Sales and marketing expenses were $55.1 million for the three months ended March 31, 2026 compared to $49.3 million for the three months ended March 31, 2025, an increase of $5.8 million, or 12%. The increase was primarily due to a $3.0 million increase in personnel-related costs including commission expense, a $2.7 million increase in stock-based compensation expenses, as well as a $0.7 million increase in third-party commission expenses. The increase was partially offset by a $0.7 million decrease in software costs.
General and Administrative
General and administrative costs were $35.0 million for the three months ended March 31, 2026 compared to $28.2 million for the three months ended March 31, 2025, an increase of $6.8 million, or 24%. The increase was primarily due to a $5.0 million increase in stock-based compensation expenses, a $0.8 million increase in personnel-related costs, a $0.7 increase in executive transition costs as well as a $0.6 million increase in bad debt costs.
Income Taxes

	Three months ended March 31,
	2026	2025	% Change
	(in thousands)
Income tax (benefit) expense	$(4,130)	$691	(698)%
Income tax benefit was $4.1 million for the three months ended March 31, 2026 compared to income tax expense of $0.7 million for the three months ended March 31, 2025, a decrease of $4.8 million. The decrease was primarily due to the recognition of a previously unrecognized tax benefit of $4.3 million resulting from the lapse of the applicable statute of limitations in the UK. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense/(benefit) for the periods were primarily due to foreign tax expense/(benefit).

Liquidity and Capital Resources
As of March 31, 2026, we had cash, cash equivalents, and marketable securities totaling $330.5 million. Our cash, cash equivalents, and marketable securities primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal bonds, agency bonds, and certificates of deposit. As of March 31, 2026, we did not have any marketable securities classified as non-current.
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
Senior Secured Credit Facilities Credit Agreement
In 2021, we entered into the Credit Agreement (as defined in Note 8 in our condensed consolidated financial statements). As of March 31, 2026, we were in compliance with the covenants described in Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and we expect to continue to be in compliance for at least the next 12 months. During the three months ended March 31, 2026 and 2025, no amounts were drawn down on the Credit Agreement.
Convertible Senior Notes
In March 2021, we issued approximately $948.8 million aggregate principal amount of 0% convertible senior unsecured notes due in 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
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
During the year ended December 31, 2025, we entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase $150.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of $148.9 million and aggregate transaction costs of $6.7 million. We also issued $180.0 million aggregate principal amount of 0% convertible senior unsecured notes due in 2030 (the “2030 Notes”) in private offerings to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act.
During the quarter ended March 31, 2026, the 2026 Notes matured and were repaid in full.
Capped Calls
In connection with the pricing of the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls resulted in an $18.2 million outflow of cash. Refer to Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of March 31, 2026 our material cash requirements include non-cancelable contractual obligations from the 2028 Notes, 2030 Notes, purchase commitments, and lease obligations. Refer to Notes 6, 8, and 9 to the condensed consolidated financial statements in Part I, Item 1 within this Form 10-Q for more information regarding these material cash requirements.
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$28,866	$17,288
Net cash used in investing activities	$(26,954)	$(178,885)
Net cash (used in) provided by financing activities	$(35,773)	$828
Cash Flows from Operating Activities
For the three months ended March 31, 2026, cash provided by operating activities was $28.9 million, consisting primarily of our net loss of $20.5 million, adjusted for non-cash items of $57.0 million, and net cash flows used in operating assets and liabilities of $7.6 million. The main drivers of the changes in operating assets and liabilities were an increase in accounts receivable of $13.5 million, a $5.8 million operating lease payment, and an increase in prepaid expenses and other current assets of $2.6 million. This was partially offset by an increase in accounts payable of $6.8 million, an increase in accrued expenses of $3.5 million, an increase in other liabilities of $2.7 million, and a decrease in other assets of $1.4 million.
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
Cash Flows from Investing Activities
For the three months ended March 31, 2026, cash used in investing activities was $27.0 million, primarily consisting of $179.3 million purchases of marketable securities, $21.0 million of payments related to purchases of property and equipment to expand our network, and $3.7 million of additions to capitalized internal-use software. The cash outflow was partially offset by $177.1 million of maturities of marketable securities.

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
Cash Flows from Financing Activities
For the three months ended March 31, 2026, cash used in financing activities was $35.8 million, primarily consisting of repayment of the remaining balance of 2026 Notes and $0.5 million from payment of 2030 Notes issuance cost that was unpaid as of December 31, 2025. This was partially offset by $2.3 million in proceeds from the employee stock purchase plan and $1.0 million in proceeds from stock option exercises by our employees.
For the three months ended March 31, 2025, cash provided by financing activities was $0.8 million, primarily consisting of $2.1 million in proceeds from the employee stock purchase plan and $0.4 million in proceeds from stock option exercises by our employees. The cash inflow was partially offset by $1.7 million of finance lease payments.
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations for capital expenditures, purchase obligations for contracts with our cloud infrastructure providers, network service providers, and other vendors, and outstanding debt. There have not been any material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except for those described under Note 6, Note 8, and Note 9 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in “Management’s Discussion and Analysis – Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We had cash, cash equivalents, and marketable securities of $330.5 million as of March 31, 2026, which primarily consisted of money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal bonds, agency bonds, and certificates of deposit. The cash and cash equivalents are held for working capital purposes. Our cash equivalents and our investment portfolio are subject to market risk due to fluctuations in interest rates. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
•If we are unable to attract new customers, in particular, large customers, and to have existing large customers continue and increase their use of our platform, our business will likely be harmed.
•We receive a substantial portion of our revenues from a limited number of customers within a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.
•Component delays, shortages, or price increases could interrupt our ability to complete the construction of our servers or POPs and to meet the usage needs of our customers. Our operating results could be materially harmed if we are unable to adequately manage our infrastructure needs.*
•Our history of operating losses makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
•If our IT Systems or data, or those of third parties upon which we rely, are compromised, limited, or fail, our business could experience materially adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, loss of revenue or profits, loss of customers or sales, reputational harm, and other adverse consequences.*

•If we fail to efficiently develop and sell new products and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our products may become less competitive.*
•If we fail to forecast our revenue accurately, or if we fail to manage our expenditures, our operating results could be adversely affected.
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
•We are subject, or may become subject, to stringent and evolving U.S. and foreign laws, governmental regulations and rules, contractual obligations, industry standards, policies and other obligations related to privacy, infrastructure, AI, and data security.
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
If we are unable to attract new customers, in particular, large customers, and to have existing large customers continue and increase their use of our platform, our business will likely be harmed.
To grow our business, we must continue to attract new customers, in particular, large customers, and generate revenue from those new customers. To do so, we must successfully convince potential customers of the benefits and the value of our platform. This may require significant and costly sales efforts that are targeted at larger enterprises and senior management of these potential customers. Sales to large customers may involve longer sales cycles as a result of customers requiring considerable time to evaluate our platform, requiring participation in a competitive purchasing process, having more formal processes for approval of purchases, and more complex requirements. These factors significantly impact our ability to add new customers and increase the time, resources, and sophistication required to do so. In addition, numerous other factors, some of which are out of our control, may now or in the future impact our ability to acquire new customers, including potential customers’ commitments to other providers, real or perceived costs of switching to our platform, our failure to expand, retain, and motivate our sales and marketing personnel, our failure to develop or expand relationships with potential customers and channel partners, failure by us to help our customers to successfully deploy our platform, negative media or industry or financial analyst commentary regarding us or our solutions, litigation, and deteriorating general economic conditions. If we fail to attract new customers, particularly large customers, as a result of these and other factors our business will likely be harmed.
In addition, our ability to grow and generate incremental revenue depends on our ability to maintain and grow our relationships with our existing large customers so that they continue and increase their usage of our platform. If these customers do not maintain and increase their usage of our platform, our revenue may decline and our results of operations will likely be harmed.
For some of our products, we charge our customers based on their usage of our platform. Most of our customers, including some of our largest large customers, do not have long-term contractual financial commitments to us. Some of our customers, who generally do not include our large customers, enter into “click-through” agreements with us via our self-service model, and agree to a minimum monthly fee by signing up online with a credit card, and can easily terminate their subscriptions, or switch to a less expensive plan, at will with little advance notice. In addition, most of our current customer contracts are only one year in duration and these customers may not use our platform in a subsequent year. In order for us to maintain or improve our results of operations, it is important that our customers, in particular, our large customers, use our platform in excess of their commitment levels, if any, and continue to use our platform on the same or more favorable terms. Our ability to retain our largest customers and expand their usage could be impaired for a variety of reasons, including customer budget constraints, customer satisfaction, changes in our customers’ underlying businesses, changes in the type and size of our customers, pricing changes, competitive conditions (including customers building their own CDNs), the acquisition of our customers by other companies, governmental actions, or the possibility thereof, and general economic conditions. Because many of our largest customers’ minimum usage commitments for our platform are relatively low compared to their expected usage, it can be easy for certain customers to quickly reallocate usage or switch from our platform to an alternative platform altogether. In addition, certain customers may reduce or cease their use of our products at any time without penalty or termination charges, even after they have expanded usage in prior periods.
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
Our future success also depends in part on our ability to expand our existing customer relationships, in particular, with large customers, by increasing their usage of our platform, selling them additional products and upgrading their existing products. The rate at which our customers increase their usage of our platform and purchase products from us depends on a number of factors, including our ability to grow our platform and maintain the security and availability of it, develop and deliver new features and products, maintain customer satisfaction, general economic conditions and pricing and services offered by our competitors. If our efforts to increase usage of our platform by, or sell new and additional products to, our large customers are not successful, our business would be harmed. In addition, even if our largest customers increase their usage of our platform, we cannot guarantee that they will maintain those usage levels for any meaningful period of time. In addition, because many of our products endeavor to deliver increased efficiency and functionality, the successful sale of a new or additional product to an existing customer could result in a reduction of the customer’s overall usage of our platform.
We receive a substantial portion of our revenues from a limited number of customers within a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.
Our future success depends on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and within a limited number of industries, such as media and entertainment. Our 10 largest customers generated an aggregate of 32% of our revenue for each of the trailing 12 month periods ended March 31, 2026 and 2025. Affiliated customers that are business units of a single company generated an aggregate of 10% and 9% of our revenue for the trailing 12 month periods ended March 31, 2026 and 2025, respectively. In addition, in April 2024, the former U.S. administration signed into law a bill that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, did not sell its stake in TikTok within a set time frame. Following a series of executive orders in 2025 that suspended enforcement of this law, on January 22, 2026, ByteDance announced the establishment of TikTok USDS Joint Venture LLC in compliance with the law to secure United States user data, apps, and the algorithm through data privacy and cybersecurity measures. TikTok was one of our largest customers for the three months ended March 31, 2026 and remains a customer of ours. We do not know how the restructuring may impact our traffic levels. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ businesses may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
Component delays, shortages, or price increases could interrupt our ability to complete the construction of our servers or POPs and to meet the usage needs of our customers. Our operating results could be materially harmed if we are unable to adequately manage our infrastructure needs.*
Our business depends on the timely supply of certain parts and components to construct our servers or POPs. We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components, including pricing changes as a result of inflationary pressures. The technology industry has experienced and may continue to experience widespread component shortages and delivery delays, including as a result of geopolitical conflict, public health crises, and natural disasters. We have experienced, and may continue to experience, component shortages and pricing increases from certain of our suppliers as a result of increased demand for such components. Moreover, geopolitical conflicts, including international trade disputes, may disrupt or delay our supply chain for these components or lead to pricing increases. For example, the United States has imposed or indicated an intention to impose tariffs on certain countries which may lead to retaliatory actions such as counter-tariffs and increase production costs and disruptions in our supply chain. The United States and other jurisdictions have also leveraged various trade and value chain requirements, including on environmental and social criteria, which may make sourcing more costly, require us to change suppliers, or otherwise adversely impact our operations. Further, it is possible that government policy changes, including policy changes made with little to no advance notice, and related uncertainty about policy changes could increase market volatility. If our supply of certain components is further disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components has in the past and may in the future limit capacity expansion or replacement of defective or obsolete equipment or cause other constraints on our operations that could damage our customer relationships and harm our business.

To ensure adequate supply of parts and components, we must forecast server needs and expenses and place orders sufficiently in advance with our suppliers based on estimates of future demand for network capacity. As we continue to experience growth, we may face challenges managing adequate server capacity due to potential component delays, shortages, price increases, hardware efficiencies gained through internal development, or any potential changes in server architecture including due to technological advances or obsolescence. For example, as a result of increasing deployment and adoption of artificial intelligence ("AI") technologies, demand for network capacity may increase and our server needs and expenses may increase as a result. Additionally, increased energy consumption, including as a result of AI adoption, climate-related events, energy market volatility, and power grid disruptions, may increase energy prices, which could cause increases in the operational costs related to our servers and POPs. We may incur charges in future periods related to server management or incorrectly forecast our network capacity needs in future periods. If we have excess server capacity, we have in the past needed to, and may in the future need to, write-down or write-off server assets, which may materially harm our operating results. For example, in the year ended December 31, 2025, we recognized certain equipment, internal-use software project and right-of-use asset related write-off charges of $0.4 million. Conversely, if we underestimate network capacity needs, we may in future periods be unable to meet demand and be required to incur higher costs to secure necessary parts and components of our servers, which could adversely affect our customer relationships and harm our business.
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
We generated a net loss of $20.5 million for the three months ended March 31, 2026 and we had an accumulated deficit of $1,135.0 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past faced, and will continue to face, increased compliance costs associated with growth and expansion of our customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
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
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code, malware (including as a result of advanced persistent threat intrusions), DDoS attacks, account takeover attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, attacks facilitated or enhanced by AI such as prompt injection or AI model inversion attacks, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, and other similar threats. For example, we have experienced DDoS attacks of significant size and severity that caused us to invest resources into improving our systems, and we expect to continue to be subject to DDoS and other forms of attacks in the future, particularly as they have become more prevalent in our industry. Similarly, we have been the target of phishing and social engineering schemes that may be designed to, among other things, improperly gain access to our Sensitive Information or fraudulently obtain payments or funds from us. Further, we are not immune from the possibility of a malicious insider compromising our IT Systems or misappropriating our Sensitive Information.

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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Additionally, we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. For example, as new technology, particularly AI, makes it easier to detect and understand vulnerabilities, it may become easier for third parties to exploit such vulnerabilities. These vulnerabilities pose material risks to our business, and they may not be detected until after a security incident has occurred or at all. Further, we may need to dedicate greater time and resources to vulnerability detection and remediation than in the past and may experience delays in developing and deploying more advanced measures designed to detect and remediate any identified vulnerabilities.
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
If we fail to efficiently develop and sell new products and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our products may become less competitive.*
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and regulatory changes, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new products that satisfy and are adopted by our customers and provide enhancements, new features, and capabilities to our platform that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. Further, some of our prospective customers may require custom development of features as part of their purchase decision, or our existing customers may require us to develop custom features. If we are unable to meet their requirements, they may look to our competitors or internal solutions that eliminate reliance on third-party providers, and our revenue and operating results could be adversely affected. Further, prioritizing such custom features can be difficult to adapt to other customers and may require significant engineering resources. If new technologies emerge that enable large Internet platform companies to utilize their own data centers and implement delivery approaches that limit or eliminate reliance on third-party providers like us, or that enable our competitors to deliver competitive products and applications at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete. If our platform does not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our platform or leave our platform and new customers will be less likely to adopt our platform.
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
In particular, the market for AI solutions is evolving rapidly. We may not be successful in our AI initiatives or our competitors may incorporate AI into their products or market their AI solutions more successfully than us, which could adversely affect our business (such as by impairing our ability to compete effectively against our competitors), reputation, or financial results. For example, we may encounter challenges such as a lack of talented personnel, inability to secure necessary infrastructure, or the possibility that the AI products we utilize or develop may not deliver their intended value. Each of these challenges would adversely impact our ability to effectively execute our strategy of leveraging AI in our products and to enhance our business operations.
In addition to ongoing investments to use AI to enhance our business operations, we are enabling AI workloads for our customers and leveraging AI in a manner that is designed to enhance our platform's usability and capabilities. However, our AI-focused products and services may not be successful or may fail to meet customer expectations, which could impair our ability to compete effectively and adversely affect our financial results. In addition, AI may change the way our industry identifies and responds to cybersecurity threats, and businesses that are slow or fail to adopt or offer new technologies to address increased cybersecurity threats may face a competitive disadvantage. If we are unable to use AI effectively or use AI less successfully than our competitors, it could impair our ability to compete effectively against our competitors, adversely affect our business and result in competitive disadvantages.
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
Defendants filed a motion to dismiss the putative securities class action on January 15, 2025. The lead plaintiff filed an opposition to defendants’ motion to dismiss on March 17, 2025. Defendants filed a reply in support of the motion to dismiss on April 30, 2025. On September 24, 2025, the court issued an order granting in part and denying in part the motion to dismiss. On October 24, 2025, the lead plaintiff filed a second amended complaint. On December 9, 2025, Defendants filed a motion to dismiss the second amended complaint. On January 26, 2026, Lead Plaintiff filed an opposition. Defendants filed a reply in support of the motion to dismiss the second amended complaint on February 19, 2026. A hearing scheduled for April 30, 2026 on Defendants’ motion to dismiss the second amended complaint was vacated, and we are awaiting a ruling on the motion. We anticipate that we may be a target for lawsuits in the future, as we have been in the past. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
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
We have taken, and may continue to take, actions that we believe are in the best interests of our customers, our employees, and our business, even if those actions do not maximize financial results in the short term. For instance, we do not knowingly allow our platform to be used by organizations with a primary objective to promote violence or hate speech and that conflicts with our values, including principles of integrity and trustworthiness, among others. In the past, we have removed customers from our platform who we believed took positions conflicting with these values, and we may continue to do so in the future. While we believe this is beneficial to the long term performance of our business, this approach may not result in the benefits that we expect, and our employees or third parties may disagree with our interpretation of our values, or take issue with how we execute on our values, which may result in us becoming a target for negative publicity, increased scrutiny, lawsuits, or network attacks, in which case our business could be harmed.
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
The timing of our sales with our large customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. In addition, for our large customers, the lengthy sales cycle for the evaluation and implementation of our products may also cause us to experience a delay between expenses for such sales efforts and the generation of corresponding revenue. The length of our sales cycle for these customers, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and ramping process with new large customers, or with existing customers that are moving additional traffic onto our platform, can take several months. As the purchase of our products can be dependent upon customer initiatives, our sales cycle can extend to even longer periods of time. Customers often view a switch to our platform as a strategic decision requiring significant investment and, as a result, frequently require considerable time to evaluate, test, and qualify our products prior to entering into or expanding a contract commitment. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a completed sale. Additional factors that may influence the length and variability of our sales cycle include:
•the effectiveness of our sales force, particularly new salespeople and sales leadership, as we increase the size of our sales force and train our new salespeople to sell to large customers;
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
•evolving customer demands;
•selling new products to large customers; and
•competitive conditions.
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
We have experienced growth in various aspects of our business in prior periods. For example, for the three months ended March 31, 2026 and 2025, our revenue was $173.0 million, and $144.5 million, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
•address new and developing markets, such as large customers outside the United States;
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
Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.*
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three months ended March 31, 2026, the percentage of revenue generated from customers outside the United States was 29% of our total revenue. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of March 31, 2026, approximately 23.2% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
•political instability, economic sanctions, terrorist activities, or global conflicts and developments, including, but not limited to, ongoing conflicts between Russia and Ukraine and in the Middle East, which may raise energy prices or cause disruptions to supply chains and global markets, and impact the operations of our business, the businesses of our customers, or our ability to expand into international markets;
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
If the United States government prohibits our current or potential customers from doing business with us, whether through policy, regulations or laws, we could face direct liability or our delivery of content by our platform may be blocked. For example, in the current environment of economic trade negotiations and tensions between the Chinese and the United States governments, the United States government has expressed concerns about the ability of companies operating in China to do business in the United States or with United States companies. As a result, we could lose the ability to contract with current or potential customers and usage of our platform may decrease by affected customers, which could harm our business and reputation. Even in the absence of new restrictions or trade actions imposed by the United States or other governments, our customers that operate in China, target China as a market, or that have strong business ties to China, may take actions to reduce dependence on our platform, which could harm our business. In April 2024, under the prior administration, a bill was signed into law that would effectively ban TikTok in the United States if ByteDance, its China-based parent company, did not sell its stake in TikTok within a set time frame. Following a series of executive orders in 2025 that suspended enforcement of this law, on January 22, 2026, ByteDance announced the establishment of TikTok USDS Joint Venture LLC in compliance with the law to secure United States user data, apps, and the algorithm through data privacy and cybersecurity measures. TikTok was one of our largest customers for the three months ended March 31, 2026 and remains a customer of ours. We do not know how the restructuring may impact our traffic levels or our ongoing relationship with TikTok.

We are subject, or may become subject, to stringent and evolving U.S. and foreign laws, governmental regulations and rules, contractual obligations, industry standards, policies and other obligations related to privacy, infrastructure, AI, and data security. Our actual or perceived failure to comply with such obligations could harm our business, by resulting in regulatory investigations or actions, disputes or litigation, fines and penalties, disruptions of our business operations, adverse publicity and reputational damage, loss of revenue or profits, loss of customers or sales, and other adverse consequences that may negatively affect the value of our business and decrease the price of our common stock. Compliance with such obligations could also result in costs and liabilities to us or inhibit sales of our products.
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
In the past few years, numerous U.S. states have enacted comprehensive privacy and data security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their Personal Information. As applicable, such rights may include the right to access, correct, or delete certain Personal Information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain Personal Information, including sensitive Personal Information, such as conducting data privacy impact assessments or requiring prior consent. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020, collectively ("CCPA") applies to Personal Information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights related to their Personal Information. The CCPA allows for statutory fines for noncompliance (up to $7,988 per violation), as well as a private right of action for individuals affected by certain data breaches to recover significant statutory damages.
Similar laws have been enacted in numerous other states, and proposed at the federal and local levels, and we expect more states to pass similar laws in the future, which could increase our compliance costs and adversely affect our business.
Outside of the United States, an increasing number of foreign laws and regulations apply to privacy and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR” and collectively “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Documents Act and Canada’s Anti-Spam Legislation, and China’s Personal Information Protection Law impose strict requirements for processing the Personal Information of individuals. Since we are under the supervision of relevant data protection authorities in both the EEA and the UK, we may be fined under both the EU GDPR and UK GDPR for the same breach. Penalties for certain breaches are up to the greater of EUR 20 million / GBP 17.5 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices for a compulsory audit and/or civil claims (including class actions).
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
In relation to such cross border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition. In relation to data transfers from the EEA to the United States, the EU-US Data Privacy Framework (“DPF”) was approved by the European Commission in July 2023 as an effective EU GDPR data transfer mechanism to U.S. entities self-certified under the DPF. The UK Extension to the DPF followed in October 2023, as an effective UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.

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
Furthermore, our activities are subject to United States economic sanctions laws and regulations that generally prohibit the direct or indirect exportation or provision of products and services to countries, governments, and individuals and entities targeted by United States embargoes or sanctions, except to the extent authorized by OFAC or exempt from sanctions. For example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia, Belarus, and restricted regions of Ukraine, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Obtaining the necessary export license or other authorization for a particular sale may not always be possible, and, even if the export license is ultimately granted, the process may be time-consuming and may result in the delay or loss of sales opportunities. Violations of United States sanctions or export control laws can result in significant fines or penalties, and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.
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
Unfavorable conditions in our industry or the global economy, rising inflation or reductions in information technology spending could harm our business.*
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, banking instability and recession fears are creating a complex and challenging environment for us and our customers. Ongoing military conflicts and resulting geopolitical instability have had negative impacts on the global economy, have contributed to elevated energy prices, and created uncertainty in the global capital markets, and are expected to have further global economic consequences, including disruption of the global supply chain and energy markets. Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Global capital markets experienced and continue to experience extreme volatility. While our ability to do business has not been materially affected, the global restrictive measures that have been taken in response to such events, and could be taken in the future, have created significant global economic uncertainty that could prolong and escalate tensions and expand the geopolitical conflict, which could have a lasting impact on regional and global economies, any of which could harm our business and operating results. Further, due to political uncertainty and international military actions, we and the third parties upon which we rely may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to do business. These attacks are expected to continue to occur in the future. Furthermore, inflation rates in the U.S. in the past few years have increased to levels not seen in decades, prompting the Federal Reserve to increase interest rates. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, currency and interest rate fluctuations, political turmoil, actual or potential government shutdowns, natural catastrophes, warfare, public health issues, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a downturn or recession and a decrease in business investments, including spending on information technology, which would harm our business. In addition, international trade disputes may disrupt our supply chain and increase pricing of the equipment components we use to operate our network and provide products to our customers. For example, the United States has imposed or indicated an intention to impose tariffs on certain countries which may lead to retaliatory actions such as counter-tariffs and increase production costs and disruptions in our supply chain. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility. To the extent that our platform and our products are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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
Historically, our stock price has been volatile. During the year ended December 31, 2025, our stock traded as high as $12.59 per share and as low as $4.65 per share, and from January 1, 2026 to May 1, 2026, our stock price has ranged from $34.82 per share to $7.87 per share. The market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
•potential equity or debt financings;
•changes in the anticipated future size and growth rate of our market; and
•general political, social, economic, regulatory, and market conditions, in both domestic and our foreign markets, including the effects of global events like the conflicts between Russia and Ukraine and in the Middle East, on the global economy, labor shortages, supply chain disruptions, inflation, increased interest rates, banking instability, and slow or negative growth of our markets.
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
We may not have the ability to raise the funds necessary to repay or settle conversions of the Notes in whole or in part in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.*
In March 2021, we entered into a purchase agreement for the sale of an aggregate of $948.8 million principal amount of our 0% convertible senior notes due 2026 (the “2026 Notes”). During the year ended December 31, 2022, we entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase approximately $235.0 million aggregate outstanding principal amount of the 2026 Notes for an aggregate cash repurchase price of approximately $176.4 million. During the year ended December 31, 2024, we entered into several separate, privately negotiated transactions with certain holders of the 2026 Notes to exchange $157.9 million of aggregate principal amount of the 2026 Notes for $150.0 million aggregate principal amount of 7.75% convertible senior unsecured notes due in 2028 (the “2028 Notes”). In December 2025, we entered into a purchase agreement for the sale (the “Offering”) of $160.0 million principal amount of our 0% convertible unsecured senior notes due 2030 (the “2030 Notes”, together with the 2028 Notes, the “Notes”). In connection with the Offering, the initial purchasers exercised in full their option to purchase an additional $20.0 million principal amount of the 2030 Notes, resulting in the issuance of an aggregate principal amount of $180.0 million of the 2030 Notes. We used a portion of the net proceeds from the offering of the 2030 Notes to repurchase approximately $150.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of approximately $148.9 million. During the quarter ended March 31, 2026, the 2026 Notes matured and were repaid in full. The 2030 Notes incurred transaction costs of $6.7 million which were recorded as contra-liability and represent the difference between the principal and carrying amount of the 2030 Notes. The 2028 Notes and the 2030 Notes will mature on June 1, 2028 and December 15, 2030, respectively, unless earlier converted or repurchased. Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, as described in the indenture governing the Notes. If our stock price is lower than the conversion price of the Notes on maturity, the holders of our Notes will likely not convert and we will have to repay those Notes in cash. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted as described in the indenture governing the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to repay or make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Such acceleration could result in our bankruptcy. In a bankruptcy, the holders of the Notes would have a claim to our assets that is senior to the claims of our equity holders.
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

Future sales of our common stock in the public market could cause the market price of our common stock to decline.*
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.
As of March 31, 2026, we have outstanding a total of 156.4 million shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The 2028 Notes and the 2030 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to June 1, 2028 and December 15, 2030, respectively.
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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Christopher B. Paisley (1)	Adoption	2/26/2026	X	—	20,000	—	3/31/2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) On February 26, 2026, Christopher B. Paisley, a member of the Company's Board of Directors entered into a 10b5-1 Plan, providing for the potential sale of up to 20,000 shares of the Company's Common Stock. The plan expires on March 31, 2027, or upon the earlier completion of all authorized transactions under the plan.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	8-K	001-38897	3.1	August 15, 2024
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
10.1+	Amendment to Transition and Separation Agreement by and between Fastly, Inc. and Ronald Kisling, dated February 23, 2026.	10-K	001-38897	10.35	February 25, 2026
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

May 6, 2026	By:	/s/ Charles Compton
Charles Compton Chief Executive Officer (Principal Executive Officer)

May 6, 2026	By:	/s/ Richard Wong
Richard Wong Chief Financial Officer (Principal Financial and Accounting Officer)