Form 10-Q
period 2026-06-30
Fastly, Inc.
filed 2026-08-05
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 24, 2026, 159.3 million shares of the registrant’s Class A common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” “target,” or the negative of these terms or other similar expressions.
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
•our ability to attract new customers, in particular large customers, and to have existing large customers continue and increase their use of our platform;
•the potential loss or significant reduction in usage by one or more of our major customers;
•component delays, shortages, or price increases;
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
•our ability to attract and retain qualified personnel;
•our reliance on the performance of highly skilled personnel, including our senior management and other key employees, and the loss or transition of one or more of such personnel, or of a significant number of our team members;
•our involvement in class-action lawsuits and other litigation matters;
•our estimates or judgments relating to our critical accounting estimates may prove to be incorrect;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of June 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$89,798	$180,563
Marketable securities	247,700	181,196
Accounts receivable, net of allowance for credit losses of $6,967 and $6,262 as of June 30, 2026 and December 31, 2025, respectively	114,216	118,029
Prepaid expenses and other current assets	27,333	26,921
Total current assets	479,047	506,709
Property and equipment, net	220,354	186,785
Operating lease right-of-use assets, net	58,213	52,067
Goodwill	670,356	670,356
Intangible assets, net	21,232	25,771
Other assets	54,441	57,789
Total assets	$1,503,643	$1,499,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,124	$17,612
Accrued expenses	52,937	70,669
Long-term debt, current	—	38,557
Operating lease liabilities, current	30,100	24,427
Deferred revenue	34,266	35,234
Other current liabilities	5,096	7,499
Total current liabilities	142,523	193,998
Long-term debt, net	323,958	323,282
Operating lease liabilities, non-current	44,234	43,921
Other long-term liabilities	2,111	8,698
Total liabilities	512,826	569,899
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.00002 par value; 1,000,000,000 shares authorized as of both June 30, 2026 and December 31, 2025; 159,073,910 and 151,537,271 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.00002 par value; 4,191,275 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of both June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	2,141,909	2,044,103
Accumulated other comprehensive loss	(493)	(41)
Accumulated deficit	(1,150,602)	(1,114,487)
Total stockholders’ equity	990,817	929,578
Total liabilities and stockholders’ equity	$1,503,643	$1,499,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$183,317	$148,709	$356,338	$293,183
Cost of revenue	67,366	67,593	132,206	135,269
Gross profit	115,951	81,116	224,132	157,914
Operating expenses:
Research and development	42,071	42,221	84,043	79,650
Sales and marketing	56,735	51,100	111,849	100,413
General and administrative	31,578	24,323	66,568	52,558
Impairment expense	—	415	—	415
Total operating expenses	130,384	118,059	262,460	233,036
Loss from operations	(14,433)	(36,943)	(38,328)	(75,122)
Interest income	2,842	3,084	5,769	6,059
Interest expense	(3,348)	(3,164)	(6,654)	(6,337)
Other (expense) income, net	(400)	39	(780)	(41)
Loss before income taxes	(15,339)	(36,984)	(39,993)	(75,441)
Income tax expense (benefit)	252	557	(3,878)	1,248
Net loss	$(15,591)	$(37,541)	$(36,115)	$(76,689)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.26)	$(0.23)	$(0.53)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	157,596	145,780	155,598	144,539

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(15,591)	$(37,541)	$(36,115)	$(76,689)
Other comprehensive loss:
Unrealized loss on investments in available-for-sale securities	(70)	(39)	(452)	(69)
Total other comprehensive loss	(70)	(39)	(452)	(69)
Comprehensive loss	$(15,661)	$(37,580)	$(36,567)	$(76,758)
There were no material reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2026 and 2025. Additionally, there was no material tax impact on the amounts presented.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2026	156,368	$3	$2,112,577	$(423)	$(1,135,011)	$977,146
Exercise of vested stock options	31	—	92	—	—	92
Vesting of restricted stock units	2,178	—	—	—	—	—
Shares issued under employee stock purchase program	497	—	4,609	—	—	4,609
Stock-based compensation	—	—	24,631	—	—	24,631
Net loss	—	—	—	—	(15,591)	(15,591)
Other comprehensive loss	—	—	—	(70)	—	(70)
Balance at June 30, 2026	159,074	$3	$2,141,909	$(493)	$(1,150,602)	$990,817

	Three months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	144,686	$3	$1,989,108	$(130)	$(1,031,958)	$957,023
Exercise of vested stock options	149	—	279	—	—	279
Vesting of restricted stock units	1,823	—	—	—	—	—
Shares issued under employee stock purchase program	514	—	3,325	—	—	3,325
Stock-based compensation	—	—	19,600	—	—	19,600
Net loss	—	—	—	—	(37,541)	(37,541)
Other comprehensive loss	—	—	—	(39)	—	(39)
Balance at June 30, 2025	147,172	$3	$2,012,312	$(169)	$(1,069,499)	$942,647

	Six months ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	151,537	$3	$2,044,103	$(41)	$(1,114,487)	$929,578
Exercise of vested stock options	255	—	1,135	—	—	1,135
Vesting of restricted stock units	4,605	—	—	—	—	—
Shares issued under bonus program	2,180	—	39,455	—	—	39,455
Shares issued under employee stock purchase program	497	—	4,609	—	—	4,609
Stock-based compensation	—	—	52,607	—	—	52,607
Net loss	—	—	—	—	(36,115)	(36,115)
Other comprehensive loss	—	—	—	(452)	—	(452)
Balance at June 30, 2026	159,074	$3	$2,141,909	$(493)	$(1,150,602)	$990,817

	Six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	142,086	$3	$1,958,157	$(100)	$(992,810)	$965,250
Exercise of vested stock options	317	—	687	—	—	687
Vesting of restricted stock units	3,304	—	—	—	—	—
Shares issued under bonus program	951	—	6,898	—	—	6,898
Shares issued under employee stock purchase program	514	—	3,325	—	—	3,325
Stock-based compensation	—	—	43,245	—	—	43,245
Net loss	—	—	—	—	(76,689)	(76,689)
Other comprehensive loss	—	—	—	(69)	—	(69)
Balance at June 30, 2025	147,172	$3	$2,012,312	$(169)	$(1,069,499)	$942,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(36,115)	$(76,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	24,612	30,129
Amortization of intangible assets	4,539	9,778
Non-cash lease expense	13,085	11,349
Amortization of debt discount and issuance costs	767	434
Amortization of deferred contract costs	9,491	9,697
Stock-based compensation	70,153	51,917
Deferred income taxes	(4,353)	749
Provision for credit losses	2,532	1,994
Loss (gain) on disposals of property and equipment	267	(43)
Accretion of discounts and amortization of premiums, net	(1,817)	(1,982)
Impairment expense	—	415
Non-cash interest expense	969	969
Other adjustments	(275)	292
Changes in operating assets and liabilities:
Accounts receivable, net	1,281	(3,324)
Prepaid expenses and other current assets	(412)	2,337
Other assets	(1,845)	(8,171)
Accounts payable	8,309	6,021
Accrued expenses	872	(1,806)
Operating lease liabilities	(12,923)	(7,888)
Other liabilities	(10,937)	16,908
Net cash provided by operating activities	68,200	43,086
Cash flows from investing activities:
Purchases of marketable securities	(266,602)	(272,926)
Maturities of marketable securities	201,472	45,805
Purchases of property and equipment	(52,644)	(12,457)
Proceeds from sale of property and equipment	10	44
Capitalized internal-use software	(7,884)	(9,305)
Net cash used in investing activities	(125,648)	(248,839)
Cash flows from financing activities:
Repayment of convertible senior notes	(38,593)	—
Payments of other debt issuance costs	(502)	—
Repayments of finance lease liabilities	—	(2,248)
Proceeds from exercise of vested stock options	1,135	687
Proceeds from employee stock purchase plan	4,676	3,371
Net cash (used in) provided by financing activities	(33,284)	1,810
Effects of exchange rate changes on cash and cash equivalents	(33)	255
Net decrease in cash and cash equivalents	(90,765)	(203,688)
Cash and cash equivalents at beginning of period	180,563	286,175
Cash and cash equivalents at end of period	$89,798	$82,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Six months ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,925	$5,733
Cash paid for income taxes, net of refunds received	$597	$745
Cash paid for finance lease interest	$—	$15
Noncash investing and financing activities:
Property and equipment additions not yet paid in cash or financed	$2,416	$2,193
Capitalized stock-based compensation	$3,238	$3,487
Assets obtained in exchange for operating lease obligations	$14,858	$2,946
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$4,374	$11,223
Deployments of prepaid capital equipment	$—	$6,498

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
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of June 30, 2026, and related disclosures, have been derived from the audited consolidated financial statements, but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 25, 2026.

Principles of Consolidation

The Company’s condensed consolidated financial statements include its accounts and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue and revenue reserves, the allowance for credit losses, the incremental borrowing rate related to the Company’s lease liabilities, the useful lives of long-lived assets, fair value of financial instruments, the period of benefit for deferred contract acquisition costs, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
The Company has implemented software and hardware initiatives to manage its global network more efficiently and has determined, effective January 1, 2026, that the effective useful life of its servers has increased from five years to six years. As a result, depreciation expense as well as net loss decreased by $2.9 million and $6.2 million for the three and six months ended June 30, 2026, respectively.
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
In November 2024, the FASB issued ASU 2024-04 “Induced Conversions of Convertible Debt Instruments,” which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The guidance is effective for the Company's annual periods beginning in 2026 and interim periods within those annual reporting periods. The Company adopted the standard effective January 1, 2026 on a prospective basis. Adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
The Company’s cash, cash equivalents, and marketable securities primarily consisted of U.S. government money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal bonds, and certificates of deposit. The primary focus of its investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. For purposes of assessing concentration of credit risk, a group of entities known to the Company to be under common control is considered as a single customer. This definition was previously described as affiliated customers that are business units of a single company. The update to the definition does not impact the nature of the assessment or its conclusions, which are consistent with prior periods presented.
As of June 30, 2026, one customer accounted for 10% of the Company's receivables. As of December 31, 2025, no customers accounted for 10% or more of the Company's receivables.
For the three months ended June 30, 2026, there was one customer who accounted for 11% of the Company's revenue. For the six months ended June 30, 2026, there was one customer who accounted for 10% of the Company's revenue. For the three months ended June 30, 2025, there was one customer who accounted for 10% of the Company's revenue. For the six months ended June 30, 2025, there were no customers who accounted for 10% or more of the Company's revenue.

3.     Revenue
Disaggregation of Revenue

Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for 10% or more of revenue for the three and six months ended June 30, 2026 and 2025. The following table presents the Company’s net revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
United States	$128,745	$112,770	$251,611	$221,541
All other countries	54,572	35,939	104,727	71,642
Total revenue	$183,317	$148,709	$356,338	$293,183
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Network Services	$133,897	$114,877	$260,134	$228,106
Security	41,723	29,267	80,485	55,702
Other	7,697	4,565	15,719	9,375
Total revenue	$183,317	$148,709	$356,338	$293,183
Contract Balances

The Company records a contract asset, or unbilled receivable, when a contractual right to consideration exists for both completed and partially completed performance obligations that have not been invoiced. Contract assets are typically related to the Company's subscription services and platform usage. Contract assets are included in accounts receivable, net on the Company's condensed consolidated balance sheets.
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
The following table presents the Company’s contract assets and contract liabilities as of June 30, 2026 and as of December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Contract assets	$1,319	$1,668
Contract liabilities	$36,244	$40,819

The following table presents revenue recognized during the three and six months ended June 30, 2026 and 2025 from amounts included in contract liability at the beginning of the period:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$15,211	$13,473	$24,227	$20,696
Remaining Performance Obligations (“RPO”)
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods for non-cancelable subscription arrangements and usage commitments. The Company’s RPO excludes performance obligations from on-demand arrangements when there are no minimum purchase commitments associated with these arrangements.
As of June 30, 2026, the aggregate amount of the transaction price in our contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $340.9 million. As of June 30, 2026, the Company expects to recognize approximately 79% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.
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
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to cash equivalents and available-for-sale securities on the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. For certain of the Company’s financial instruments, including cash held in banks, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below.

	As of June 30, 2026
					Reported as:
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash equivalents*	Marketable securities:
	(in thousands)
Level 1:
Money market funds	$21,652	$—	$—	$21,652	$21,652	$—
Level 2:
U.S. Treasury securities	70,776	—	(87)	70,689	4,783	65,906
Corporate notes and bonds	92,276	—	(158)	92,118	—	92,119
Commercial paper	91,100	—	(134)	90,966	3,691	87,275
Municipal Securities	500	—	—	500	500	—
Certificates of deposit	2,400	—	(1)	2,399	—	2,400
Total	$278,704	$—	$(380)	$278,324	$30,626	$247,700

* Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $59.2 million of cash, as of June 30, 2026.

	As of December 31, 2025
					Reported as:
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash equivalents*	Marketable securities:
	(in thousands)
Level 1:
Money market funds	$44,032	$—	$—	$44,032	$44,032	$—
Level 2:
U.S. Treasury securities	64,273	27	—	64,300	8,290	56,010
Corporate notes and bonds	50,942	19	—	50,961	4,570	46,391
Commercial paper	111,706	20	(2)	111,724	33,928	77,796
Municipal Securities	1,600	—	—	1,600	1,600	—
Certificates of deposit	1,399	—	—	1,399	400	999
Total	$273,952	$66	$(2)	$274,016	$92,820	$181,196
* Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $87.7 million of cash, as of December 31, 2025.
The contractual maturities of the Company's marketable securities are all due in one year or less as of June 30, 2026. There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2026 and 2025, the Company did not record any impairment charges for its marketable debt securities in its condensed consolidated statements of operations.
5.     Balance Sheet Information
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Computer and networking equipment	$325,069	$278,181
Leasehold improvements	8,174	8,181
Furniture and fixtures	2,663	2,430
Office equipment	1,225	1,232
Internal-use software	159,344	148,419
Property and equipment, gross	$496,475	$438,443
Accumulated depreciation and amortization	(276,121)	(251,658)
Property and equipment, net	$220,354	$186,785
Depreciation on property and equipment for the three months ended June 30, 2026 and 2025 was approximately $12.7 million and $15.0 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $5.9 million and $5.4 million for the three months ended June 30, 2026 and 2025, respectively.
Depreciation on property and equipment for the six months ended June 30, 2026 and 2025 was approximately $24.6 million and $30.1 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $11.8 million and $11.0 million for the six months ended June 30, 2026 and 2025, respectively.

Other Assets
Other assets consisted of the following:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Deferred contract costs, net	$42,890	$47,586
Other assets	11,551	10,203
Total other assets	$54,441	$57,789
During the three months ended June 30, 2026 and 2025, the Company recognized $4.7 million and $4.8 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.
During the six months ended June 30, 2026 and 2025, the Company recognized $9.5 million and $9.7 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.
Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Accrued compensation and related benefits	$28,332	$46,611
Accrued colocation and bandwidth costs	16,619	13,944
Other tax liabilities	4,568	4,800
Other accrued expenses	3,418	5,314
Total accrued expenses	$52,937	$70,669
6.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases). The Company’s operating leases have remaining lease terms ranging from less than 1 year to 8 years, some of which include options to extend the leases. The Company also subleases a portion of its corporate office space. The Company’s sublease has a remaining lease term of 4 years.
The components of operating lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$8,139	$6,719	$15,532	$13,301
Variable lease cost	6,021	5,154	11,397	10,127
Total operating lease costs	$14,160	$11,873	$26,929	$23,428
The short-term lease costs were not material for either of the three and six months ended June 30, 2026 and 2025. The Company did not recognize any material impairment charges on its operating lease right-of-use assets for either of the three and six months ended June 30, 2026 or 2025.

	As of June 30, 2026	As of December 31, 2025
Weighted Average Remaining Lease Term (in years)	4.08	4.39
Weighted Average Discount Rate	7.13%	7.16%

Future minimum lease payments under non-cancellable operating leases as of June 30, 2026 were as follows:

(in thousands)
Remaining 2026	$22,150
2027	35,776
2028	19,494
2029	8,744
2030	5,152
Thereafter	15,288
Total future minimum lease payments	$106,604
Less: imputed interest	(12,738)
Present value of operating lease liabilities	$93,866
As of June 30, 2026, the Company has undiscounted commitments of $19.5 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in subsequent quarters of 2026 with lease terms of up to 5 years.
7.     Goodwill and Intangible Assets
Goodwill
As of June 30, 2026 and December 31, 2025, the Company’s goodwill was $670.4 million. The Company did not record an impairment charge on goodwill during either of the three and six months ended June 30, 2026 and 2025.
Intangible Assets, net
As of June 30, 2026 and December 31, 2025, the Company’s intangible assets consisted of the following:

	As of June 30, 2026			As of December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,100	$(49,666)	$19,434	$69,100	$(45,347)	$23,753
Developed technology	49,500	(49,500)	—	49,500	(49,500)	—
Trade names	3,300	(3,300)	—	3,300	(3,300)	—
Internet protocol addresses	4,984	(3,186)	1,798	4,984	(2,966)	2,018
Total intangible assets	$126,884	$(105,652)	$21,232	$126,884	$(101,113)	$25,771
Amortization expense was $2.3 million and $4.9 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $4.5 million and $9.8 million for the six months ended June 30, 2026 and 2025, respectively.

The expected amortization expense of intangible assets subject to amortization as of June 30, 2026 is as follows:

As of June 30, 2026
(in thousands)
Remainder of 2026	$4,525
2027	9,051
2028	6,891
2029	378
2030	281
Thereafter	106
Total	$21,232
8.     Debt Instruments
Senior Secured Credit Facilities Credit Agreement
On February 16, 2021, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, restated, amended and restated, supplemented, restructured, or otherwise modified from time to time, the “Credit Agreement”) with the lenders from time to time party thereto (the “Lenders”) and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders. The Credit Agreement provides for a $60.0 million senior secured revolving facility, with a maturity date of the earlier of (i) April 30, 2027 and (ii) so long as any of our permitted convertible debt is outstanding after January 30, 2027 and if Net Liquidity (as defined in the Credit Agreement) is less than $200.0 million (or, if the amount of outstanding permitted convertible debt is less than $35.0 million, $120.0 million), such date. The Company recorded $0.6 million of debt issuance costs associated with the Credit Agreement in other assets on the Company’s condensed consolidated balance sheets.
The revolving loans bear interest, at the Company’s election, at an annual rate based on the ABR (as defined in the Credit Agreement) plus 1.00% (such loans, the “ABR Loans”) or the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.00% (such loans, the “SOFR Loans”).
Interest payments on outstanding borrowings are due, with respect to SOFR Loans, on the last day of each interest period and with respect to ABR Loans, on the last calendar day of each month. The Credit Agreement has a commitment fee on the unused portion of the borrowing commitment, which is payable on the last day of each calendar quarter at a rate per annum of 0.20% to 0.25% depending on the average daily outstanding balance of all loans and letters of credit under the Credit Agreement. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated adjusted quick ratio of at least 1.25 to 1.00 tested on a quarterly basis as well as a springing revenue growth covenant not to be less than 5% on a quarterly basis for certain periods if the Company’s consolidated adjusted quick ratio falls below 1.75 to 1.00 on the last day of any fiscal quarter. The Credit Agreement requires the Company to comply with various affirmative and negative covenants, and contains customary events of default.
As of June 30, 2026, the Company was in compliance with all of the Credit Agreement’s covenants. During the three and six months ended June 30, 2026 and 2025, no amounts were drawn down on the Credit Agreement. As of June 30, 2026 and December 31, 2025, no amounts were outstanding under the Credit Agreement.
Convertible Senior Notes
On March 5, 2021, the Company issued approximately $948.8 million aggregate principal amount of 0% convertible senior unsecured notes due 2026 (the “2026 Notes”), including the exercise in full by the initial purchasers of their option to purchase up to an additional approximately $123.8 million principal amount of the 2026 Notes. The 2026 Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2026 Notes were approximately $930.0 million after deducting the initial purchasers’ discounts and transaction costs.

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

During the year ended December 31, 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to exchange $157.9 million aggregate principal amount of the 2026 Notes for $150.0 million aggregate principal amount of 7.75% convertible senior unsecured notes due 2028 (the “2028 Notes”), which were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
During the six months ended June 30, 2026, the 2026 Notes matured and were repaid in full.
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
As of June 30, 2026, the Company's outstanding convertible senior notes (collectively, the "Notes") had a par value totaling $330.0 million. The following table summarizes further details of the Notes:

Notes	Issuance Date	Maturity Date	Principal amount (in thousands)	Coupon Interest Rate	Effective Interest Rate
2028 Notes	December 5, 2024	June 1, 2028	$150,000	7.75%	7.77%
2030 Notes	December 9, 2025	December 15, 2030	$180,000	0%	0.76%
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
(1)During any calendar quarter commencing after the calendar quarter ended March 31, 2025 for the 2028 Notes and March 31, 2026 for the 2030 Notes (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(2)During the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the respective Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
(3)Upon the occurrence of specified corporate events.
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
The circumstances described in paragraph (1) above were met for the 2030 Notes during the second quarter of 2026 and as a result, the 2030 Notes are convertible at the option of the holder from July 1, 2026 until September 30, 2026.
Carrying Value of the Notes as follows:

	2030 Notes	2028 Notes	2026 Notes
As of June 30, 2026
Principal amount	$180,000	$150,000	$—
Less: unamortized debt discount and issuance costs	(5,963)	(79)	—
Net carrying amount	$174,037	$149,921	$—

As of December 31, 2025
Principal amount	$180,000	$150,000	$38,594
Less: unamortized debt discount and issuance costs	(6,620)	(98)	(37)
Net carrying amount	$173,380	$149,902	$38,557
For the three months ended June 30, 2026 and 2025, interest expense related to the Company’s debt obligations was $3.3 million and $3.2 million, respectively. For the six months ended June 30, 2026 and 2025, interest expense related to the Company's debt obligations was $6.7 million and $6.3 million, respectively.

The fair values were determined based on the quoted prices of the Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 within the fair value hierarchy. As of June 30, 2026 and December 31, 2025, the total estimated fair value of the Notes was $484.7 million and $379.5 million, respectively.
9.     Commitments and Contingencies
Purchase Commitments
As of June 30, 2026, the Company had long-term commitments for cost of revenue related agreements (i.e., bandwidth usage, peering and other managed services with various network service providers, fixed asset vendors, and other third-party vendors). The Company also has non-cost of revenue long-term commitments for various non-cancelable agreements.
Aside from the Company’s operating lease commitments, including its colocation operating commitments, which have been disclosed in Note 6 — Leases, the minimum future commitments related to the Company's purchase commitments as of June 30, 2026 were as follows:

Total Purchase Commitments

Remainder of 2026	$33,092
2027	46,395
2028	14,177
2029	371
2030	108
Thereafter	8
Total	$94,151
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
On June 12, 2024, certain of the Company’s officers and directors were named as defendants in a stockholder derivative action filed in the United States District Court for the Northern District of California, captioned Roy v. Nightingale, et al. (Case No. 3:24-cv-03549-JCS). On July 1, 2024, a stockholder derivative complaint was also filed against certain of the Company's officers and directors in the same court, captioned Steffens v. Nightingale et al. (Case No. 4:24-cv-03984-DMR). The derivative complaints are based on substantially similar allegations as those in the securities class action. The derivative complaints assert that defendants breached their fiduciary duties as directors and/or officers of the Company, as well as claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, aiding and abetting, violations of

Section 14(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act. The court consolidated and stayed the derivative actions until after resolution of the Company’s motion(s) to dismiss in the above-referenced securities class action. On August 23, 2024, a substantially similar stockholder derivative complaint was filed against certain of the Company’s officers and directors in the United States District Court for the District of Delaware, captioned Sweitzer v. Nightingale, et al. (Case No. 1:24-cv-00969-GBW) (the “Sweitzer Action”). On September 26, 2024, the court stayed the Sweitzer Action until after resolution of the Company's motion(s) to dismiss in the above-referenced securities class action. On December 20, 2024, a substantially similar stockholder derivative complaint was filed against certain of the Company’s officers and directors in the Court of Chancery for the State of Delaware, captioned Bushansky v. Nightingale, et al. (Case No. 2024-1322) (the “Bushansky Action”). On January 8, 2025, the court stayed the Bushansky Action until after resolution of the Company’s motion(s) to dismiss in the above-referenced securities class action. On June 29, 2026, a substantially similar stockholder derivative complaint was filed against certain of the Company’s officers and directors in the United States District Court for the Northern District of California, captioned Suver v. Nightingale, et al. (Case No. 3:26-cv-06483-TSH) (the “Suver Action”). It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.

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
As of June 30, 2026, the Company has not recorded any significant accruals for loss contingencies associated with the above mentioned lawsuits as it does not believe an outcome resulting in a loss is probable. It will accrue for loss contingencies if it becomes both probable that it will incur a loss and if the Company can reasonably estimate the amount or range of the loss.
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
As of June 30, 2026 and December 31, 2025, there were 7.2 million and 5.8 million shares of common stock available for issuance under the 2019 Plan, respectively. As of June 30, 2026 and December 31, 2025, a total of 0.3 million and 0.5 million shares were available for grant under the 2025 Inducement Plan, respectively. As of June 30, 2026 and December 31, 2025, 159.1 million and 151.5 million shares of common stock were issued and outstanding, respectively.
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
The following table summarizes RSU activity during the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2025	14,001	$8.25
Granted	6,377	19.89
Vested	(6,088)	12.92
Cancelled/forfeited	(940)	8.55
Unvested RSUs as of June 30, 2026	13,350	$11.65
During the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense related to RSUs of $18.5 million and $21.7 million, respectively.
During the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense related to RSUs of $41.1 million and $43.5 million, respectively.

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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2025	1,445	$7.08
Granted	1,039	20.04
Vested	(586)	7.16
Cancelled/forfeited	(242)	6.98
Nonvested PSUs as of June 30, 2026	1,656	$15.20
During the three months ended June 30, 2026 and 2025, the Company recognized $3.4 million of stock-based compensation expense and $0.4 million of stock-based compensation benefit associated with these awards, respectively.
During the six months ended June 30, 2026 and 2025, the Company recognized $5.4 million and $0.4 million of stock-based compensation expense associated with these awards, respectively.
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
During the three months ended June 30, 2026 and 2025, the Company recognized $12.3 million and $8.6 million of stock-based compensation expense associated with the Bonus Programs, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized $20.8 million and $12.3 million of stock-based compensation expense associated with the Bonus Programs, respectively.
Employee Stock Purchase Plan (“ESPP”)
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

During the three months ended June 30, 2026 and 2025, the Company recognized $1.1 million and $0.4 million in stock-based compensation expense related to the ESPP, respectively. During the six months ended June 30, 2026 and 2025 the Company recognized $2.1 million and $0.5 million in stock-based compensation expense related to the ESPP, respectively.
During each of the three and six months ended June 30, 2026 and 2025, 0.5 million shares of the Company’s common stock was purchased under the ESPP offering period that commenced in November of the previous year.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$2,757	$2,573	$5,293	$4,512
Research and development	11,902	11,755	21,932	20,648
Sales and marketing	10,344	8,176	19,697	14,869
General and administrative	10,169	3,831	23,231	11,888
Total stock-based compensation expense	$35,172	$26,335	$70,153	$51,917
For the three months ended June 30, 2026 and 2025, the Company capitalized $1.7 million and $1.9 million of stock-based compensation expense, respectively. For the six months ended June 30, 2026 and 2025, the Company capitalized $3.2 million and $3.6 million of stock-based compensation expense, respectively.
11.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(15,591)	$(37,541)	$(36,115)	$(76,689)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	157,596	145,780	155,598	144,539
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.26)	$(0.23)	$(0.53)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	As of June 30,
	2026	2025
	(in thousands)
Stock options	1,456	1,823
RSUs	13,350	15,589
PSUs	2,378	1,337
Shares issuable pursuant to the ESPP	326	649
Convertible senior notes (if-converted)	19,391	9,433
Total	36,901	28,831
The dilution table above excludes RSUs to be awarded under the Company’s 2026 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2027. Refer to Note 10 — Stockholders' Equity for further details on the Company’s 2026 Bonus Program.
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
In the three months ended June 30, 2026 and 2025, the Company recorded income tax expense of $0.3 million and $0.6 million, respectively, primarily due to foreign tax expense. In the six months ended June 30, 2026 and 2025, the Company recorded income tax benefit of $3.9 million and income tax expense of $1.2 million, respectively. The tax benefit for the six months ended June 30, 2026 was primarily due to the recognition of a previously unrecognized tax benefit of $4.3 million which resulted from the lapse of the applicable statute of limitations in the UK. The tax expense for the six months ended June 30, 2025 was primarily due to foreign tax expense.
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

Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
United States	$182,440	$168,887
All other countries	96,127	69,965
Total long-lived assets	$278,567	$238,852

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Quarterly Report on Form 10-Q. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31.
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
Many jurisdictions have enacted laws on data localization, data sovereignty, and cross-border data transfers, and the evolving enforcement and interpretation of such laws has created uncertainty regarding data stored abroad and transferred across borders, which could impact customer growth and acquisition for customers and potential customers conducting business in Europe and elsewhere outside of the United States. In addition, we cannot be certain what actions the United States or another country’s government may take with respect to certain of our customers that may adversely affect our ability to do business with our customers that operate in China, target China as a market or that have strong business ties to China, and any such governmental action could have a negative impact on our business. For additional details, refer to the section titled “Risk Factors.”
We are closely monitoring various global conflicts and developments, including, but not limited to, the conflict between Russia and Ukraine, conflicts in the Middle East, including the recent military conflict involving Iran, the United States, and Israel, and their global impacts. While the conflicts are still evolving and the outcomes remain highly uncertain, we do not believe these or other conflicts will have a material impact on our business and results of operations. We do not have Points of Presence (“POPs”) in Russia, Ukraine, Iran, or Israel. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. If such conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.
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

	As of June 30,
	2026	2025
Large Customer Count	624	622
Last-Twelve Months Net Retention Rate (“LTM NRR”)	117.2%	104.4%
Our definition of a customer consists of identifiable operating entities with which we have a billing relationship in good standing and which we have recognized revenue from during the reporting period, which differs from the definition used for purposes of assessing concentration of credit risk. An identifiable operating entity is defined as a company, a government entity, or a distinct business unit of a larger company that has a relationship with us through direct sales or through one of our reseller partners where charges are identified on an end-customer basis. We may treat separate subsidiaries, segments, divisions, or business units of a single organization that use our platform as unique customers where they have distinct account identifiers. In cases where charges are identified through a reseller partner rather than on an end-customer basis, we would count the reseller as a single customer in our customer count. Our customer groupings may be impacted by changes to our customers’ business, including any impact from acquisition activities, internal business reorganizations leading to operational and decision-making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future.
Large Customer Count
Historically our revenue has been driven primarily by a subset of our customers, our large customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of large customers is critical to our long-term success. Our large customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of June 30, 2026, we had 624 of such large customers which generated 94% of the total annualized current quarter revenue for our total customers for the three months ended June 30, 2026. As of June 30, 2025, we had 622 of such large customers which generated 94% of the total annualized current quarter revenue for our total customers for the three months ended June 30, 2025.
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
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended June 30, 2026 and 2025, our LTM NRR was 117.2% and 104.4%, respectively.
Remaining Performance Obligations (“RPO”)
RPO represent future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. As of June 30, 2026, the aggregate amount of the transaction price in our contracts allocated to RPO that were unsatisfied or partially unsatisfied was $340.9 million.
Key Components of Statement of Operations
Revenue
We derive our revenue primarily from usage-based fees earned from customers using our platform. The majority of our customers choose to utilize our platform for Network Services, for which we charge fees based on their committed or actual use of our platform, as measured in gigabytes and requests. Many of our customers generate billings in excess of their minimum commitment. We also earn fixed-rate recurring revenue from Security and Other products and services, including Compute and Observability, as well as professional and other services, such as implementation, account management and enhanced customer support. We charge a flat one-time or recurring monthly fee depending on the additional products and services selected. Typically, the term of our contracts with customers is 12 months and includes a minimum monthly billing commitment in exchange for more favorable pricing terms. In addition, customers can sign up online by providing their credit card information and agreeing to a minimum monthly fee.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees, salaries, benefits, bonuses, and stock-based compensation. Sales and marketing expenses also include third-party commission costs, expenditures related to advertising, marketing, our brand awareness activities, bandwidth costs for free trial users, costs related to our customer events, including our customer conferences, professional services fees, amortization of our intangible assets, and an allocation of our general overhead expenses.
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
Other Income and Expenses
Our interest income consists primarily of interest earned on our cash, cash equivalents, and investments. Our interest expense consists primarily of the amortization of discount, coupon interest expense, and debt issuance costs associated with our debt obligations. Our other expense, net, consists primarily of foreign currency transaction gains and losses.
Income Taxes
Our income tax expense (benefit) consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We currently maintain a full valuation allowance on our U.S. Federal and state net deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future.
Results of Operations
The following tables set forth our results of operations for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$183,317	$148,709	$356,338	$293,183
Cost of revenue	67,366	67,593	132,206	135,269
Gross profit	115,951	81,116	224,132	157,914
Operating expenses:
Research and development	42,071	42,221	84,043	79,650
Sales and marketing	56,735	51,100	111,849	100,413
General and administrative	31,578	24,323	66,568	52,558
Impairment expense	—	415	—	415
Total operating expenses	130,384	118,059	262,460	233,036
Loss from operations	(14,433)	(36,943)	(38,328)	(75,122)
Interest income	2,842	3,084	5,769	6,059
Interest expense	(3,348)	(3,164)	(6,654)	(6,337)
Other (expense) income, net	(400)	39	(780)	(41)
Loss before income taxes	(15,339)	(36,984)	(39,993)	(75,441)
Income tax expense (benefit)	252	557	(3,878)	1,248
Net loss attributable to common stockholders	$(15,591)	$(37,541)	$(36,115)	$(76,689)

The following tables set forth our results of operations for the period presented as a percentage of our revenue:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	37	45	37	46
Gross profit	63	55	63	54
Operating expenses:
Research and development	23	28	24	27
Sales and marketing	31	34	31	34
General and administrative	17	16	19	18
Impairment expense	—	—	—	—
Total operating expenses	71	78	74	79
Loss from operations	(8)	(23)	(11)	(25)
Interest income	1	2	2	2
Interest expense	(2)	(2)	(2)	(2)
Other (expense) income, net	—	—	—	—
Loss before income taxes	(9)	(23)	(11)	(25)
Income tax expense (benefit)	—	—	(1)	—
Net loss attributable to common stockholders	(9)%	(23)%	(10)%	(25)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Network Services	$133,897	$114,877	17%	$260,134	$228,106	14%
Security	41,723	29,267	43%	80,485	55,702	44%
Other	7,697	4,565	69%	15,719	9,375	68%
Total revenue	$183,317	$148,709	23%	$356,338	$293,183	22%
Percentage of revenue:
Network Services	73%	77%	(4)%	73%	78%	(5)%
Security	23%	20%	3%	23%	19%	4%
Other	4%	3%	1%	4%	3%	1%
Revenue was $183.3 million for the three months ended June 30, 2026, compared to $148.7 million for the three months ended June 30, 2025, an increase of $34.6 million, or 23%. Revenue was $356.3 million for the six months ended June 30, 2026, compared to $293.2 million for the six months ended June 30, 2025, an increase of $63.1 million, or 22%.
During the three and six months ended June 30, 2026 and 2025, our revenue was primarily generated from transactions with existing customers, as revenue from new customers contributed less than 10% of our revenue. The proportion of the revenue contribution between new and existing customers is consistent with prior periods and typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases. The remainder of our revenue was generated by our other products and services, including support and professional services.
Network Services revenue was $133.9 million for the three months ended June 30, 2026, compared to $114.9 million for the three months ended June 30, 2025, an increase of $19.0 million, or 17%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $41.7 million for the three months ended June 30, 2026, compared to $29.3 million for the three months ended June 30, 2025, an increase of $12.4 million, or 43%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue. Other revenue was $7.7 million for the three months ended June 30, 2026, compared to $4.5 million for the three months ended June 30, 2025, an increase of $3.2 million, or 69%. The increase in Other revenue was primarily driven by further adoption of our Compute solutions.
Network Services revenue was $260.1 million for the six months ended June 30, 2026, compared to $228.1 million for the six months ended June 30, 2025, an increase of $32.0 million, or 14%. The increase in Network Services revenue was primarily driven by growth in usage from existing customers. Security revenue was $80.5 million for the six months ended June 30, 2026, compared to $55.7 million for the six months ended June 30, 2025, an increase of $24.8 million, or 44%. The increase in Security revenue was primarily driven by an increase in Next-Gen WAF revenue. Other revenue was $15.7 million for the six months ended June 30, 2026, compared to $9.4 million for the six months ended June 30, 2025, an increase of $6.3 million, or 68%. The increase in Other revenue was primarily driven by further adoption of our Compute solutions.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Cost of revenue	$67,366	$67,593	—%	$132,206	$135,269	(2)%
Cost of revenue was $67.4 million for the three months ended June 30, 2026 compared to $67.6 million for the three months ended June 30, 2025, a decrease of $0.2 million, or 0.3%. The decrease was primarily due to a $2.6 million decrease in depreciation expense primarily due to a change in the useful life of our servers as well as a $2.5 million decrease in intangible asset amortization expense due to fully amortized assets. The decrease was partially offset by a $2.6 million increase in colocation costs, a $1.4 million increase in software costs, and a $0.9 million increase in personnel-related costs.
Cost of revenue was $132.2 million for the six months ended June 30, 2026 compared to $135.3 million for the six months ended June 30, 2025, a decrease of $3.1 million, or 2%. The decrease was primarily due to a $6.2 million decrease in depreciation expense primarily due to a change in the useful life of our servers as well as a $5.0 million decrease in intangible asset amortization expense due to fully amortized assets. The decrease was also due to a $1.6 million decrease in bandwidth costs, and a $0.4 million decrease in equipment purchases. The decrease was partially offset by a $4.4 million increase in colocation costs, a $2.6 million increase in software costs, a $1.9 million increase in personnel-related costs, a $0.8 million increase in amortization of capitalized software costs, and a $0.8 million increase in stock-based compensation expenses.
Gross Profit and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Gross profit	$115,951	$81,116	43%	$224,132	$157,914	42%
Gross margin	63%	55%	8%	63%	54%	9%
Gross profit was $116.0 million for the three months ended June 30, 2026 compared to $81.1 million for the three months ended June 30, 2025, an increase of $34.9 million, or 43%. Gross margin was 63% for the three months ended June 30, 2026 and 55% for the three months ended June 30, 2025, an increase of 8 percentage points. The increase in gross margin was driven by revenue growth during the three months ended June 30, 2026 combined with relatively flat cost of revenue.
Gross profit was $224.1 million for the six months ended June 30, 2026 compared to $157.9 million for the six months ended June 30, 2025, an increase of $66.2 million, or 42%. Gross margin was 63% for the six months ended June 30, 2026 compared to 54% for the six months ended June 30, 2025, an increase of 9 percentage points. The increase in gross margin was driven by revenue growth during the six months ended June 30, 2026 combined with the decreases in cost of revenue.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Research and development	$42,071	$42,221	—%	$84,043	$79,650	6%
Sales and marketing	56,735	51,100	11%	111,849	100,413	11%
General and administrative	31,578	24,323	30%	66,568	52,558	27%
Impairment Expense	—	415	(100)%	—	415	(100)%
Total operating expenses	$130,384	$118,059	10%	$262,460	$233,036	13%
Percentage of revenue:
Research and development	23%	28%	(5)%	24%	27%	(3)%
Sales and marketing	31%	34%	(3)%	31%	34%	(3)%
General and administrative	17%	16%	1%	19%	18%	1%
Research and Development
Research and development expenses were $42.1 million for the three months ended June 30, 2026 compared to $42.2 million for the three months ended June 30, 2025, a decrease of $0.1 million, or 0.4%. The decrease was primarily due to a $0.7 million decrease in software costs. The decrease was partially offset by a $0.3 million decrease in capitalized software and a $0.3 million increase in personnel-related costs.
Research and development expenses were $84.0 million for the six months ended June 30, 2026 compared to $79.7 million for the six months ended June 30, 2025, an increase of $4.3 million, or 6%. The increase was primarily due to a $3.4 million increase in personnel-related costs, a $1.4 million decrease in capitalized software, and a $1.3 million increase in stock-based compensation expense. The increase was partially offset by a $1.4 million decrease in software costs as well as a $0.6 million decrease in corporate costs.
Sales and Marketing
Sales and marketing expenses were $56.7 million for the three months ended June 30, 2026 compared to $51.1 million for the three months ended June 30, 2025, an increase of $5.6 million, or 11%. The increase was primarily due to a $2.2 million increase in stock-based compensation expense, a $1.7 million increase in third-party commission costs, a $1.6 million increase in personnel-related costs including commission expense, and a $0.6 million increase in marketing-related expenses. The increase was partially offset by a $0.3 million decrease of corporate costs as well as a $0.3 million decrease in software costs.
Sales and marketing expenses were $111.8 million for the six months ended June 30, 2026 compared to $100.4 million for the six months ended June 30, 2025, an increase of $11.4 million, or 11%. The increase was primarily due to a $4.8 million increase in stock-based compensation expense, a $4.7 million increase in personnel-related costs including commission expense, a $2.4 million increase in third-party commissions, and a $0.7 million increase in marketing expenses. The increase was partially offset by a $0.9 million decrease in software costs, as well as $0.3 million decrease in travel and entertainment costs.
General and Administrative
General and administrative expenses were $31.6 million for the three months ended June 30, 2026 compared to $24.3 million for the three months ended June 30, 2025, an increase of $7.3 million, or 30%. The increase was primarily due to a $6.3 million increase in stock-based compensation expense, a $1.2 million increase in personnel-related costs, and a $1.0 million increase in corporate costs. The increase is partially offset by $0.6 million of tax-related benefits during the three months ended June 30, 2026 and a $0.2 million decrease in tax-related expenses, as well as a $0.4 million decrease in professional fees.
General and administrative expenses were $66.6 million for the six months ended June 30, 2026 compared to $52.6 million for the six months ended June 30, 2025, an increase of $14.0 million, or 27%. The increase was primarily due to a $11.3 million increase in stock-based compensation expense, a $2.1 million increase in personnel-related costs, a $1.0 million increase in corporate costs, and a $0.7 million increase in executive transition costs. The increase was partially offset by a $0.8 million decrease in professional fees, and $0.6 million of tax-related benefits during the six months ended June 30, 2026.

Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Income tax expense (benefit)	$252	$557	(55)%	$(3,878)	$1,248	(411)%
Income tax expense was $0.3 million for the three months ended June 30, 2026 compared to $0.6 million for the three months ended June 30, 2025, a decrease of $0.3 million. The Company continues to maintain a full valuation allowance in the U.S., and the tax expense for the periods were primarily due to foreign tax expense.
Income tax benefit was $3.9 million for the six months ended June 30, 2026 compared to income tax expense of $1.2 million for the six months ended June 30, 2025, a decrease of $5.1 million. The decrease was primarily due to the recognition of a previously unrecognized tax benefit of $4.3 million resulting from the lapse of the applicable statute of limitations in the UK. The Company continues to maintain a full valuation allowance in the U.S. and the tax expense for the periods were primarily due to foreign tax expense.
Liquidity and Capital Resources
As of June 30, 2026, we had cash, cash equivalents, and marketable securities totaling $337.5 million. Our cash, cash equivalents, and marketable securities primarily consisted of U.S. government money market funds, investment-grade commercial paper, corporate notes and bonds, U.S. treasury securities, municipal bonds, and certificates of deposit. As of June 30, 2026, we did not have any marketable securities classified as non-current.
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
As of June 30, 2026, our material cash requirements include non-cancelable contractual obligations from the 2028 Notes, 2030 Notes, purchase commitments, and lease obligations. Refer to Notes 6, 8, and 9 to the condensed consolidated financial statements in Part I, Item 1 within this Form 10-Q for more information regarding these material cash requirements.
Senior Secured Credit Facilities Credit Agreement
In 2021, we entered into the Credit Agreement (as defined in Note 8 in our condensed consolidated financial statements). As of June 30, 2026, we were in compliance with the covenants described in Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and we expect to continue to be in compliance for at least the next 12 months. During the six months ended June 30, 2026 and 2025, no amounts were drawn down on the Credit Agreement.
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
During the year ended December 31, 2024, we entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to exchange $157.9 million aggregate principal amount of the 2026 Notes for $150.0 million aggregate principal amount of 7.75% convertible senior unsecured notes due 2028 (the “2028 Notes”) and aggregate transaction costs of $5.8 million.
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
During the six months ended June 30, 2026, the 2026 Notes matured and were repaid in full.
Capped Calls
In connection with the pricing of the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls resulted in an $18.2 million outflow of cash in the three months ended December 31, 2025. Refer to Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Six months ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$68,200	$43,086
Net cash used in investing activities	$(125,648)	$(248,839)
Net cash (used in) provided by financing activities	$(33,284)	$1,810
Cash Flows from Operating Activities
For the six months ended June 30, 2026, cash provided by operating activities was $68.2 million, consisting primarily of our net loss of $36.1 million, adjusted for non-cash items of $120.0 million, and net cash flows used in operating assets and liabilities of $15.7 million. The main drivers of the changes in operating assets and liabilities were $12.9 million in operating lease payments, a decrease in other liabilities of $10.9 million, an increase in other assets of $1.8 million and a $0.4 million increase in prepaid expenses and other current assets. This was partially offset by a decrease in accounts receivable of $1.3 million, primarily due to the timing of cash receipts from our customers, an increase in accounts payable of $8.3 million due to timing of payments, and an increase in accrued expenses of $0.9 million.
For the six months ended June 30, 2025, cash provided by operating activities was $43.1 million, consisting primarily of our net loss of $76.7 million, adjusted for non-cash items of $115.7 million, and net cash flows provided by operating assets and liabilities of $4.1 million. The main drivers of the changes in operating assets and liabilities were a $16.9 million increase in other liabilities, a $6.0 million increase in accounts payable due to timing of payments, and a $2.3 million decrease in prepaid expenses and other current assets. This was offset by a $8.2 million increase in other assets, $7.9 million of net operating lease payments, a net increase of accounts receivable of $3.3 million, primarily due to the timing of cash receipts from our customers and a $1.8 million decrease in accrued expenses due to timing of payments.

Cash Flows from Investing Activities
For the six months ended June 30, 2026, cash used in investing activities was $125.6 million, primarily consisting of $266.6 million purchases of marketable securities, $52.6 million of payments related to purchases of property and equipment to expand our network, and $7.9 million of additions to capitalized internal-use software. The cash outflow was partially offset by $201.5 million of maturities of marketable securities.
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
Cash Flows from Financing Activities
For the six months ended June 30, 2026, cash used in financing activities was $33.3 million, primarily consisting of a $38.6 million repayment of the remaining balance of 2026 Notes and $0.5 million from payment of 2030 Notes issuance cost that was unpaid as of December 31, 2025. This was partially offset by $4.7 million in proceeds from the employee stock purchase plan and $1.1 million in proceeds from stock option exercises by our employees.
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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk exposures for the six months ended June 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
We receive a substantial portion of our revenues from a limited number of customers within a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.*
Our future success depends on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and within a limited number of industries, such as media and entertainment. Our 10 largest customers accounted for 37% and 31% of revenue for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, there was one customer who accounted for 11% of our revenue. For the six months ended June 30, 2026, there was one customer who accounted for 10% of our revenue. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers may increase in the future. In addition, changes to our customers’ businesses may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
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
We generated a net loss of $36.1 million for the six months ended June 30, 2026 and we had an accumulated deficit of $1,150.6 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past faced, and will continue to face, increased compliance costs associated with growth and expansion of our customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
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
Moreover, our platform is highly technical and complex. For example, our delivery products may rely on knowledge of Varnish Configuration Language (“VCL”) to utilize certain features. Potential customers may be unfamiliar or opposed to working with VCL and therefore decide to not adopt our platform, which may harm our business.

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
We are, and may in the future be, subject to litigation such as putative class action and stockholder derivative lawsuits brought by stockholders. For example, on May 24, 2024, we and certain of our officers were named as defendants in putative securities class action filed in the United States District Court for the Northern District of California purportedly brought on behalf of holders of our common stock. On November 1, 2024, the lead plaintiff filed an amended complaint. On June 12, 2024, July 1, 2024, and June 29, 2026, stockholder derivative complaints were filed in the United States District Court for the

Northern District of California against certain of our officers and directors based on substantially similar allegations as those in the putative securities class action. The Court ordered that the June 12 and July 1, 2024 shareholder derivative actions, including any subsequently filed shareholder derivative actions based on substantially similar allegations, be consolidated and stayed pending resolution of our motion(s) to dismiss in the securities class action. On August 23, 2024 and December 20, 2024, substantially similar stockholder derivative complaints were filed against certain of our officers and directors in the United States District Court for the District of Delaware and the Court of Chancery for the State of Delaware. These two shareholder derivative actions have also been stayed pending resolution of our motion(s) to dismiss in the above-referenced putative securities class action.
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
We have experienced growth in various aspects of our business in prior periods. For example, our revenue was $183.3 million, and $148.7 million, for the three months ended June 30, 2026 and 2025, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
•address new and developing markets, such as large customers outside the United States;
•recruit, hire, train, retain, and manage additional qualified engineers and product managers;
•recruit, hire, train, retain, and manage additional sales and marketing personnel;
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
Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.*
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For both the three and six months ended June 30, 2026, the percentage of revenue generated from customers outside the United States was approximately 30% of our total revenue. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of June 30, 2026, approximately 24.6% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
Our Credit Agreement contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to incur additional indebtedness, grant liens, pay dividends and make distributions, transfer property, make investments, and take other actions that may otherwise be in our best interests. In addition, our Credit Agreement contains a financial covenant that requires us to maintain a consolidated adjusted quick ratio of at least 1.25 to 1.00 tested on a quarterly basis as well as a springing revenue growth covenant not to be less than 5% on a quarterly basis for certain periods if our consolidated adjusted quick ratio falls below 1.75 to 1.00 on the last day of any fiscal quarter. Our ability to meet these financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. In addition, a breach of a covenant under our Credit Agreement or any other current or future indebtedness above certain thresholds may result in a cross-default under any such indebtedness. If we seek to incur additional indebtedness in the future, we may not be able to obtain debt or equity financing on terms that are favorable to us, if at all. Holders of our existing debt have, and holders of any future debt we may incur would have, rights senior to holders of common stock to make claims on our assets. In addition, the terms of our existing debt do, and the terms of any future debt could, restrict our operations, including our ability to pay dividends on our common stock. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
We receive, store, process, collect, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”). Our handling of Personal Information is subject to a variety of obligations related to privacy and data security, including laws and regulations, contractual obligations, internal and external privacy policies, guidance, industry standards, and other obligations that govern the processing of Personal Information. Additionally, we are or may become subject to other laws and regulations around the world with respect to the Internet related to, among other things, content moderation, security requirements, critical infrastructure designations, Internet resiliency, law enforcement access to information, net neutrality, data localization or data sovereignty requirements, and restrictions on social media or other content.
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
Regulatory and legislative developments on the development and deployment of AI technologies could adversely affect our use of such technologies in our business operations or our products and services.*
Our employees and personnel may increasingly use AI to perform their work, and our customers may deploy AI models or technologies using our platform, including because we develop products that enable AI workloads for our customers. However, the regulatory framework for AI is rapidly evolving as many federal, state, and foreign governments have passed and are likely to pass additional laws regulating the development and deployment of AI. For example, in the United States, the current executive administration’s approach to investment in, and regulation of, AI technologies has and is expected to continue to deviate from that of the previous administration, and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. The current administration issued an AI-focused Executive Order on December 11, 2025 entitled “Ensuring a National Policy Framework for Artificial Intelligence”. This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework and calls for developing federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court if implemented. The current administration may continue to rescind other existing federal orders or administrative policies relating to AI, may implement new executive orders or other rule making relating to AI in the future, or challenge state laws regulating AI.

Additionally, several jurisdictions around the world, including in Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and deployment of AI. For example, California enacted several new laws in 2024 and 2025 that regulate the use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI and provide further transparency about how such AI was developed. Other states have also passed AI-focused legislation, such as Colorado’s Automated Decision-Making Technology Act, which repealed and replaced its Artificial Intelligence Act with a narrower framework focused on imposing disclosure and transparency requirements on the developers and deployers of AI technologies; Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions; and the Texas Responsible Artificial Intelligence Governance Act, which prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Such additional regulations, the manner in which such new laws are interpreted, and uncertainty around whether they will survive legal challenges or how they will be enforced, may impact our ability to develop, use, procure and commercialize AI and machine learning technologies in the future.

Further, jurisdictions around the world, including the European Union, are considering or have enacted their own AI-focused regulations. The EU Artificial Intelligence Act (“EU AI Act”), which establishes a risk-based governance framework for AI in the EU market, entered into force on August 1, 2024. This framework categorizes AI applications into risk categories such as “unacceptable”, “high”, “limited”, and “minimal”. In June 2026, amendments to the EU AI Act were formally adopted as part of the EU’s digital “omnibus” simplification package, which, among other things, extend the compliance deadlines for “high” risk AI systems to December 2, 2027 (for stand-alone “high” risk AI systems). AI applications in the “high” risk category will be subject to new ex ante conformity assessments and other new requirements related to risk management, testing, technical documentation and robustness, data training and data governance and log recording, transparency, human oversight, and cybersecurity, while AI applications in the “limited” risk category became subject to the new transparency obligations on August 2, 2026, with output labelling obligations for certain generative AI systems placed on the market before that date applying from December 2, 2026. Fines for breaches of the EU AI Act can be up to the greater of €35 million or 7% of worldwide annual turnover. The EU AI Act, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. If our current or future AI applications fall within the “high” or “limited” risk categories, the increased cost and complexity to comply could adversely affect our business, financial condition and results of operations. We expect other jurisdictions will adopt similar laws.
It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that, existing laws and regulations, including competition, antitrust, data privacy and consumer protection laws, have been and may continue to be interpreted in ways that could affect the use of AI in our operations or require us to change the way we use AI technologies in a manner that negatively affects the performance of our products, services, and business. As a result, implementation standards and enforcement practices are likely to remain uncertain, or may be inconsistent across jurisdictions, for the foreseeable future. We cannot yet completely determine the impact that existing or future laws, regulations, standards, decisions, or market perception of their requirements may have on our business. We may not always be able to anticipate how to respond to these laws or regulations, and this uncertainty may make it harder for us to conduct our business using AI, or could lead to increased costs, legal claims or proceedings, regulatory fines or penalties, require us to change our business practices or comply with additional reporting obligations, retrain AI, or prevent or limit our use of AI. In addition, due to inaccuracies or flaws in the inputs, outputs, or logic of AI, AI models could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits, which could expose us to reputational and competitive harm, customer loss, or legal liability. Furthermore, because AI models are highly complex and their internal logic often lacks transparency, our use of these technologies could result in unintended consequences or outcomes that differ significantly from our expectations or those of our customers. If we cannot use or are restricted in using AI technologies, or deployment of AI by our customers using our platform is affected, our business and results of operations may be harmed, and we may be at a competitive disadvantage.

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
In January 2018, the Federal Communications Commission (the “FCC”) repealed the “network neutrality” rules adopted during the Obama Administration, which barred Internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the United States Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. On October 19, 2023, the FCC adopted a notice of proposed rulemaking that would reinstate the network neutrality rules, and, on April 25, 2024, the FCC voted to adopt an order restoring those rules. On August 1, 2024, the United States Court of Appeals for the Sixth Circuit granted a stay of those network neutrality rules and on January 2, 2025, the same court struck down those rules, ruling that the FCC lacks statutory authority under Title II of the Communications Act to impose its proposed net neutrality policies and therefore exceeded its authority in imposing the net neutrality regulations. The FCC did not seek further review of that decision, and no federal network neutrality rules are currently in effect. Following the Sixth Circuit’s decision, state laws remain the primary source of network neutrality regulation, and additional states may adopt similar requirements. A number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. For example, California, Vermont, and Maine have state-specific network neutrality laws in effect. We cannot predict whether federal network neutrality requirements will be reinstated through legislation or future FCC action, or whether state initiatives will be enforced, modified, overturned, or vacated by legal action by courts, federal legislation, or the FCC.
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
Historically, our stock price has been volatile. During the year ended December 31, 2025, our stock traded as high as $12.59 per share and as low as $4.65 per share, and from January 1, 2026 to July 31, 2026, our stock price has ranged from $34.82 per share to $7.87 per share. The market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
We may not have the ability to raise the funds necessary to repay or settle conversions of the Notes in whole or in part in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.*
In March 2021, we entered into a purchase agreement for the sale of an aggregate of $948.8 million principal amount of our 0% convertible senior notes due 2026 (the “2026 Notes”). During the year ended December 31, 2022, we entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to repurchase approximately $235.0 million aggregate outstanding principal amount of the 2026 Notes for an aggregate cash repurchase price of approximately $176.4 million. During the year ended December 31, 2024, we entered into several separate, privately negotiated transactions with certain holders of the 2026 Notes to exchange $157.9 million of aggregate principal amount of the 2026 Notes for $150.0 million aggregate principal amount of 7.75% convertible senior unsecured notes due in 2028 (the “2028 Notes”). In December 2025, we entered into a purchase agreement for the sale (the “Offering”) of $160.0 million principal amount of our 0% convertible senior unsecured notes due 2030 (the “2030 Notes”, together with the 2028 Notes, the “Notes”). In connection with the Offering, the initial purchasers exercised in full their option to purchase an additional $20.0 million principal amount of the 2030 Notes, resulting in the issuance of an aggregate principal amount of $180.0 million of the 2030 Notes. We used a portion of the net proceeds from the offering of the 2030 Notes to repurchase approximately $150.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of approximately $148.9 million. During the quarter ended March 31, 2026, the 2026 Notes matured and were repaid in full. The 2030 Notes incurred transaction costs of $6.7 million which were recorded as contra-liability and represent the difference between the principal and carrying amount of the 2030 Notes. The 2028 Notes and the 2030 Notes will mature on June 1, 2028 and December 15, 2030, respectively, unless earlier converted or repurchased. Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, as described in the indenture governing the Notes. If our stock price is lower than the conversion price of the Notes on maturity, the holders of our Notes will likely not convert and we will have to repay those Notes in cash. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted as described in the indenture governing the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to repay or make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Such acceleration could result in our bankruptcy. In a bankruptcy, the holders of the Notes would have a claim to our assets that is senior to the claims of our equity holders.
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
Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. For example, we may issue approximately 19.4 million shares of our common stock if the Notes convert, subject to customary anti-dilution adjustments. In addition, we may need to secure additional funds for our existing debt obligations, including repayment of the Notes. We may sell common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.

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
As of June 30, 2026, we have outstanding a total of 159.1 million shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The 2030 Notes are convertible at the option of the holders from July 1, 2026 until September 30, 2026, and the 2028 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to June 1, 2028.
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
•provide that our directors may be removed for cause only upon the vote of the holders of 66 2/3% or more of the voting power of all our outstanding shares of common stock; and
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements

During the Company’s last fiscal quarter, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified certain contracts, instructions or written plans intended to satisfy the affirmative defense of Rule 10b5-1(c) for the purchase or sale of the Company’s securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Artur Bergman (1)	Adoption	6/04/2026	X	—	1,917,993	—	8/30/2027
Charles Compton (2)	Adoption	5/11/2026	X	—	924,625, plus any shares awarded under the 2026 Bonus Program	—	9/15/2027
Jeffrey Ford (3)	Adoption	5/26/2026	X	—	215,595, plus any shares awarded under the 2026 Bonus Program	—	10/01/2028
Paula Loop (4)	Adoption	5/11/2026	X	—	14,664	—	5/15/2027
Richard Wong (5)	Adoption	5/22/2026	X	—	539,216, plus any shares awarded under the 2026 Bonus Program and ESPP shares to be purchased	—	8/31/2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) On June 4, 2026, Artur Bergman, the Company's Chief Technology Officer and member of the Company's Board of Directors, entered into a 10b5-1 Plan, providing for the potential sale of up to 1,917,993 shares of the Company's Common Stock. However, because certain of Mr. Bergman’s planned sale amounts are equal to a designated percentage of the net number of shares resulting (i) from RSUs vesting or (ii) from the Executive PSUs as detailed in Note 10 — Stockholders' Equity — Performance Stock Awards for Executive Officers (“Executive PSUs”), of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, and the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2026 (as it relates to the Executive PSUs), the maximum number of shares to be sold may be less. The plan expires on August 30, 2027, or upon the earlier completion of all authorized transactions under the plan.

(2) On May 11, 2026, Charles Compton, the Company's Chief Executive Officer and member of the Company's Board of Directors, entered into a 10b5-1 Plan, providing for the potential sale of up to 924,625 shares of the Company's Common Stock, plus any shares awarded under the Company’s 2026 Bonus Program as detailed in Note 10 — Stockholders' Equity — Company-wide Bonus Programs (“Bonus Programs”). However, the maximum number of shares to be sold may be less because certain of Mr. Compton’s planned sale amounts are equal to (i) a number of shares, or a designated percentage of shares, not otherwise sold under his previously disclosed Rule 10b5-1 plan, adopted on August 27, 2025, (ii) a designated percentage of the net number of shares resulting from RSUs vesting, or (iii) a designated percentage of the net number of shares resulting from the Executive PSUs as detailed in Note 10 — Stockholders' Equity — Performance Stock Awards for Executive Officers (“Executive PSUs”). Further, in the case of clauses (ii) and (iii), a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, and in the case of clause (iii), the number of shares actually issued will depend on the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2026. The plan expires on September 15, 2027, or upon the earlier completion of all authorized transactions under the plan.

(3) Jeffrey Ford was appointed as the Company's Principal Accounting Officer on June 3, 2026, but was not a Section 16 officer at the time of execution of the listed 10b5-1 Plan, which was adopted on May 26, 2026. Mr. Ford's plan provides for the potential sale of up to 215,595 shares of the Company's Common Stock, plus any shares awarded under the Company’s 2026 Bonus Program as detailed in Note 10 — Stockholders' Equity — Company-wide Bonus Programs (“Bonus Programs”). However, because certain of Mr. Ford’s planned sale amounts are equal to a designated percentage of the net number of shares resulting from RSUs vesting, of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, the maximum number of shares to be sold may be less. The plan expires on October 1, 2028, or upon the earlier completion of all authorized transactions under the plan.

(4) On May 11, 2026, Paula Loop, a member of the Company's Board of Directors, entered into a 10b5-1 Plan, providing for the potential sale of up to 14,664 shares of the Company's Common Stock. The plan expires on May 15, 2027, or upon the earlier completion of all authorized transactions under the plan.

(5) On May 22, 2026, Richard Wong, the Company's Chief Financial Officer, entered into a 10b5-1 Plan, providing for the potential sale of up to 539,216 shares of the Company's Common Stock, plus any shares awarded under the Company’s 2026 Bonus Program as detailed in Note 10 — Stockholders' Equity — Company-wide Bonus Programs (“Bonus Programs”) and a number of shares to be determined that will be purchased under the ESPP. However, because certain of Mr. Wong’s planned sale amounts are equal to a designated percentage of the net number of shares resulting (i) from RSUs vesting or (ii) from the Executive PSUs as detailed in Note 10 — Stockholders' Equity — Performance Stock Awards for Executive Officers (“Executive PSUs”), of which a portion will be surrendered to the Company or sold to cover withholding taxes, depending on how many shares are withheld in these instances, and the level of achievement of certain Company-wide targets related to the Company’s operating plan for the fiscal year 2026 (as it relates to the Executive PSUs), the maximum number of shares to be sold may be less. The plan expires on August 31, 2027, or upon the earlier completion of all authorized transactions under the plan.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	May 21, 2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-38897	3.1	June 10, 2020
3.3	Amended and Restated Bylaws.	8-K	001-38897	3.1	August 15, 2024
3.4	Certificate of Retirement.	8-K	001-38897	3.1	July 13, 2021
4.1	Form of common stock certificate of Fastly, Inc.	S-1/A	333-230953	4.1	May 6, 2019
4.2	Reference is made to Exhibits 3.1 through 3.4.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FASTLY, INC.

August 5, 2026	By:	/s/ Charles Compton
Charles Compton Chief Executive Officer (Principal Executive Officer)

August 5, 2026	By:	/s/ Richard Wong
Richard Wong Chief Financial Officer (Principal Financial Officer)