Form 10-Q
period 2026-09-30
Fastly, Inc.
filed 2026-11-04
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 23, 2026, 161.2 million shares of the registrant’s Class A common stock were outstanding.

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
•our history of operating losses;
•the potential that security measures, or those of third parties upon which we rely or with which we have strategic partnerships, are compromised, or the security, confidentiality, integrity, or availability of our information technology, software, services, networks, communications, or data is compromised, limited or fails;
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
•our ability to maintain effective internal control over financial reporting; and
•stock price volatility, and the potential decline in the value of our Class A common stock ("common stock").

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
FASTLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As of September 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$113,506	$180,563
Marketable securities	251,712	181,196
Accounts receivable, net of allowance for credit losses of $6,020 and $6,262 as of September 30, 2026 and December 31, 2025, respectively	115,352	118,029
Prepaid expenses and other current assets	27,211	26,921
Total current assets	507,781	506,709
Property and equipment, net	223,358	186,785
Operating lease right-of-use assets, net	70,219	52,067
Goodwill	670,356	670,356
Intangible assets, net	19,893	25,771
Other assets	52,381	57,789
Total assets	$1,543,988	$1,499,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,314	$17,612
Accrued expenses	62,880	70,669
Long-term debt, current	—	38,557
Operating lease liabilities, current	37,862	24,427
Deferred revenue	33,313	35,234
Other current liabilities	14,290	7,499
Total current liabilities	165,659	193,998
Long-term debt, net	324,297	323,282
Operating lease liabilities, non-current	48,380	43,921
Other long-term liabilities	2,079	8,698
Total liabilities	540,415	569,899
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.00002 par value; 1,000,000,000 shares authorized as of both September 30, 2026 and December 31, 2025; 161,047,199 and 151,537,271 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.00002 par value; 4,191,275 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of both September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	2,166,056	2,044,103
Accumulated other comprehensive loss	(629)	(41)
Accumulated deficit	(1,161,857)	(1,114,487)
Total stockholders’ equity	1,003,573	929,578
Total liabilities and stockholders’ equity	$1,543,988	$1,499,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$190,193	$158,223	$546,531	$451,406
Cost of revenue	69,783	65,894	201,989	201,163
Gross profit	120,410	92,329	344,542	250,243
Operating expenses:
Research and development	42,766	41,421	126,809	121,071
Sales and marketing	56,631	49,998	168,480	150,411
General and administrative	31,272	29,698	97,840	82,256
Impairment expense	1,013	—	1,013	415
Total operating expenses	131,682	121,117	394,142	354,153
Loss from operations	(11,272)	(28,788)	(49,600)	(103,910)
Interest income	2,822	3,080	8,591	9,139
Interest expense	(3,315)	(3,161)	(9,969)	(9,498)
Other income (expense), net	43	(55)	(737)	(96)
Loss before income taxes	(11,722)	(28,924)	(51,715)	(104,365)
Income tax (benefit) expense	(467)	559	(4,345)	1,807
Net loss	$(11,255)	$(29,483)	$(47,370)	$(106,172)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.20)	$(0.30)	$(0.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	159,989	148,129	157,078	145,749

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss	$(11,255)	$(29,483)	$(47,370)	$(106,172)
Other comprehensive loss:
Unrealized (loss) gain on investments in available-for-sale securities	(136)	157	(588)	88
Total other comprehensive (loss) gain	(136)	157	(588)	88
Comprehensive loss	$(11,391)	$(29,326)	$(47,958)	$(106,084)
There were no material reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2026 and 2025. Additionally, there was no material tax impact on the amounts presented.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Three months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2026	159,074	$3	$2,141,909	$(493)	$(1,150,602)	$990,817
Exercise of vested stock options	17	—	179	—	—	179
Vesting of restricted stock units	1,956	—	—	—	—	—
Stock-based compensation	—	—	23,968	—	—	23,968
Net loss	—	—	—	—	(11,255)	(11,255)
Other comprehensive loss	—	—	—	(136)	—	(136)
Balance at September 30, 2026	161,047	$3	$2,166,056	$(629)	$(1,161,857)	$1,003,573

	Three months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	147,172	$3	$2,012,312	$(169)	$(1,069,499)	$942,647
Exercise of vested stock options	28	—	71	—	—	71
Vesting of restricted stock units	2,011	—	—	—	—	—
Stock-based compensation	—	—	23,573	—	—	23,573
Net loss	—	—	—	—	(29,483)	(29,483)
Other comprehensive income	—	—	—	157	—	157
Balance at September 30, 2025	149,211	$3	$2,035,956	$(12)	$(1,098,982)	$936,965

	Nine months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	151,537	$3	$2,044,103	$(41)	$(1,114,487)	$929,578
Exercise of vested stock options	272	—	1,314	—	—	1,314
Vesting of restricted stock units	6,561	—	—	—	—	—
Shares issued under bonus program	2,180	—	39,455	—	—	39,455
Shares issued under employee stock purchase plan	497	—	4,609	—	—	4,609
Stock-based compensation	—	—	76,575	—	—	76,575
Net loss	—	—	—	—	(47,370)	(47,370)
Other comprehensive loss	—	—	—	(588)	—	(588)
Balance at September 30, 2026	161,047	$3	$2,166,056	$(629)	$(1,161,857)	$1,003,573

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	142,086	$3	$1,958,157	$(100)	$(992,810)	$965,250
Exercise of vested stock options	345	—	758	—	—	758
Vesting of restricted stock units	5,315	—	—	—	—	—
Shares issued under bonus program	951	—	6,898	—	—	6,898
Shares issued under employee stock purchase plan	514	—	3,325	—	—	3,325
Stock-based compensation	—	—	66,818	—	—	66,818
Net loss	—	—	—	—	(106,172)	(106,172)
Other comprehensive income	—	—	—	88	—	88
Balance at September 30, 2025	149,211	$3	$2,035,956	$(12)	$(1,098,982)	$936,965

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(47,370)	$(106,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	38,631	45,768
Amortization of intangible assets	6,825	14,537
Non-cash lease expense	21,539	16,825
Amortization of debt discount and issuance costs	1,139	650
Amortization of deferred contract costs	14,252	14,566
Stock-based compensation	105,067	85,046
Deferred income taxes	(4,748)	1,038
Provision for credit losses	3,239	3,230
Loss (gain) on disposals of property and equipment	401	(43)
Accretion of discounts and amortization of premiums, net	(2,923)	(3,287)
Impairment expense	1,013	415
Non-cash interest expense	3,875	3,875
Other adjustments	(292)	103
Changes in operating assets and liabilities:
Accounts receivable, net	(562)	3,574
Prepaid expenses and other current assets	(290)	811
Other assets	(4,032)	(12,991)
Accounts payable	4,806	3,280
Accrued expenses	(4,335)	(467)
Operating lease liabilities	(21,323)	(13,662)
Other liabilities	(6,731)	14,914
Net cash provided by operating activities	108,181	72,010
Cash flows from investing activities:
Purchases of marketable securities	(319,603)	(352,062)
Sales of marketable securities	—	18,128
Maturities of marketable securities	251,423	117,222
Purchases of property and equipment	(63,608)	(18,503)
Purchase of intangible assets	(947)	—
Proceeds from sale of property and equipment	10	44
Capitalized internal-use software	(11,729)	(14,012)
Net cash used in investing activities	(144,454)	(249,183)
Cash flows from financing activities:
Repayment of convertible senior notes	(38,593)	—
Payments of other debt issuance costs	(654)	—
Repayments of finance lease liabilities	—	(2,328)
Proceeds from exercise of vested stock options	1,314	758
Proceeds from employee stock purchase plan	7,164	5,477
Net cash (used in) provided by financing activities	(30,769)	3,907
Effects of exchange rate changes on cash and cash equivalents	(15)	222
Net decrease in cash and cash equivalents	(67,057)	(173,044)
Cash and cash equivalents at beginning of period	180,563	286,175
Cash and cash equivalents at end of period	$113,506	$113,131

The accompanying notes are an integral part of the condensed consolidated financial statements.

FASTLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
(in thousands)
(unaudited)

	Nine months ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,963	$5,771
Cash paid for income taxes, net of refunds received	$528	$1,103
Cash paid for finance lease interest	$—	$15
Noncash investing and financing activities:
Property and equipment additions not yet paid in cash or financed	$4,206	$3,347
Capitalized stock-based compensation	$4,954	$5,599
Assets obtained in exchange for operating lease obligations	$32,745	$6,180
Net non-cash change in operating lease assets and liabilities associated with modifications and terminations	$6,857	$12,505
Deployments of prepaid capital equipment	$—	$9,247

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
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of September 30, 2026, and related disclosures, have been derived from the audited consolidated financial statements, but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue and revenue reserves, the allowance for credit losses, the useful lives of long-lived assets, fair value of financial instruments, the period of benefit for deferred contract acquisition costs, income tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements in the period of change and prospectively from the date of the change in estimate.
The Company has implemented software and hardware initiatives to manage its global network more efficiently and has determined, effective January 1, 2026, that the effective useful life of its servers has increased from five years to six years. As a result, depreciation expense as well as net loss decreased by $2.4 million and $8.6 million for the three and nine months ended September 30, 2026, respectively.
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
The Company’s cash, cash equivalents, and marketable securities primarily consisted of U.S. government money market funds, investment-grade commercial paper, corporate notes and bonds, agency bonds, U.S. treasury securities, municipal bonds, and certificates of deposit. The primary focus of its investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets.
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
As of September 30, 2026, one customer accounted for 12% of the Company's receivables. As of December 31, 2025, no customers accounted for 10% or more of the Company's receivables.
For the three and nine months ended September 30, 2026, there was one customer who accounted for 12% and 11% of the Company's revenue, respectively. For the three months ended September 30, 2025, there was one customer who accounted for 10% of the Company's revenue.

3.     Revenue
Revenue by geography is based on the billing address of the customer. Aside from the United States, no other single country accounted for 10% or more of revenue for the three and nine months ended September 30, 2026 and 2025. The following table presents the Company’s net revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
United States	$132,260	$114,168	$383,871	$337,469
All other countries	57,933	44,055	162,660	113,937
Total revenue	$190,193	$158,223	$546,531	$451,406
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
The Company records a contract liability, or deferred revenue, when a contract is billed to customers in advance of revenue being recognized. Deferred revenue primarily consists of the unearned portions of billings for the Company’s services. Contract liabilities are included in deferred revenue for the current portion and other long-term liabilities for the long-term portion on the condensed consolidated balance sheets.
The following table presents the Company’s contract assets and contract liabilities as of September 30, 2026 and as of December 31, 2025:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Contract assets	$963	$1,668
Contract liabilities	$35,287	$40,819
The following table presents revenue recognized during the three and nine months ended September 30, 2026 and 2025 from amounts included in contract liability at the beginning of the period:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue recognized in the period from amounts included in contract liability at the beginning of the period	$14,309	$16,249	$30,865	$25,741
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
As of September 30, 2026, the aggregate amount of the transaction price in the Company's contracts allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $333.5 million. As of September 30, 2026, the Company expects to recognize approximately 81% of its remaining performance obligations over the next 12 months. The Company’s typical contractual term with its customers is one year, although terms may vary by contract.

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
The Company classifies its investments, which are comprised of corporate notes and bonds, commercial paper, U.S. treasury securities, agency securities, certificates of deposit, and municipal securities within Level 2 of the fair value hierarchy because the fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments. Financial assets and liabilities are measured and recorded at fair value on a recurring basis.
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value related to cash equivalents and available-for-sale securities on the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. For certain of the Company’s financial instruments, including cash held in banks, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below.

	As of September 30, 2026
					Reported as:
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash equivalents*	Marketable securities:
	(in thousands)
Level 1:
Money market funds	$26,741	$—	$—	$26,741	$26,741	$—
Level 2:
U.S. Treasury securities	65,165	—	(97)	65,068	1,499	63,569
Corporate notes and bonds	97,893	—	(233)	97,660	—	97,660
Commercial paper	89,558	—	(179)	89,379	3,633	85,746
Agency	2,000	—	(10)	1,990	—	1,990
Municipal Securities	900	—	(1)	899	899	—
Certificates of deposit	2,751	—	(4)	2,747	—	2,747
Total	$285,008	$—	$(524)	$284,484	$32,772	$251,712
* Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets in addition to $80.7 million of cash, as of September 30, 2026.

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
The contractual maturities of the Company's marketable securities are all due in one year or less as of September 30, 2026. There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026 and 2025, the Company did not record any impairment charges for its marketable debt securities in its condensed consolidated statements of operations.
5.     Balance Sheet Information
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Computer and networking equipment	$331,799	$278,181
Leasehold improvements	8,174	8,181
Furniture and fixtures	2,763	2,430
Office equipment	1,225	1,232
Internal-use software	157,602	148,419
Property and equipment, gross	$501,563	$438,443
Accumulated depreciation and amortization	(278,205)	(251,658)
Property and equipment, net	$223,358	$186,785
During the three and nine months ended September 30, 2026, the Company recognized an impairment charge of $1.0 million related to equipment that the Company does not plan to use and therefore abandoned. The Company did not recognize any material impairment for either of the three and nine months ended September 30, 2025.
Depreciation on property and equipment for the three months ended September 30, 2026 and 2025 was approximately $14.0 million and $15.6 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $6.3 million and $5.8 million for the three months ended September 30, 2026 and 2025, respectively.
Depreciation on property and equipment for the nine months ended September 30, 2026 and 2025 was approximately $38.6 million and $45.8 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $18.1 million and $16.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Other Assets
Other assets consisted of the following:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Deferred contract costs, net	$40,862	$47,586
Other assets	11,519	10,203
Total other assets	$52,381	$57,789
During the three months ended September 30, 2026 and 2025, the Company recognized $4.8 million and $4.9 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.
During the nine months ended September 30, 2026 and 2025, the Company recognized $14.3 million and $14.6 million of amortization related to deferred contract costs, respectively. These costs are recorded within sales and marketing expenses on the accompanying condensed consolidated statements of operations.
Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Accrued compensation and related benefits	$42,513	$46,611
Accrued colocation and bandwidth costs	13,702	13,944
Other tax liabilities	3,212	4,800
Other accrued expenses	3,453	5,314
Total accrued expenses	$62,880	$70,669
6.     Leases
The Company has operating leases for corporate offices and data centers (“colocation” leases). The Company’s operating leases have remaining lease terms ranging from less than 1 year to 8 years, some of which include options to extend the leases.
The components of operating lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$9,821	$6,687	$25,354	$19,988
Variable lease cost	6,088	5,269	17,484	15,397
Total operating lease costs	$15,909	$11,956	$42,838	$35,385
The short-term lease costs were not material for either of the three and nine months ended September 30, 2026 and 2025.

	As of September 30, 2026	As of December 31, 2025
Weighted Average Remaining Lease Term (in years)	3.57	4.39
Weighted Average Discount Rate	7.18%	7.16%
Future minimum lease payments under non-cancelable operating leases as of September 30, 2026 were as follows:

(in thousands)
Remaining 2026	$13,095
2027	36,765
2028	19,826
2029	9,012
2030	5,167
Thereafter	15,302
Total future minimum lease payments	$99,167
Less: imputed interest	(12,925)
Present value of operating lease liabilities	$86,242
7.     Goodwill and Intangible Assets
Goodwill
As of September 30, 2026 and December 31, 2025, the Company’s goodwill was $670.4 million. The Company did not record an impairment charge on goodwill during either of the three and nine months ended September 30, 2026 and 2025.
Intangible Assets, net
As of September 30, 2026 and December 31, 2025, the Company’s intangible assets consisted of the following:

	As of September 30, 2026			As of December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Intangible assets:
Customer relationships	$69,100	$(51,825)	$17,275	$69,100	$(45,347)	$23,753
Developed technology	49,500	(49,500)	—	49,500	(49,500)	—
Trade names	3,300	(3,300)	—	3,300	(3,300)	—
Internet protocol addresses and other	5,931	(3,313)	2,618	4,984	(2,966)	2,018
Total intangible assets	$127,831	$(107,938)	$19,893	$126,884	$(101,113)	$25,771
During the three months ended September 30, 2026, the Company capitalized $0.9 million of intangible assets, consisting primarily of internet protocol addresses to be amortized on a straight-line basis over an estimated useful life of 10 years.
Amortization expense was $2.3 million and $4.8 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense was $6.8 million and $14.5 million for the nine months ended September 30, 2026 and 2025, respectively.

The expected amortization expense of intangible assets subject to amortization as of September 30, 2026 is as follows:

As of September 30, 2026
(in thousands)
Remainder of 2026	$2,286
2027	9,145
2028	6,986
2029	473
2030	376
Thereafter	627
Total	$19,893
8.     Debt Instruments
Senior Secured Credit Facilities Credit Agreement
On February 16, 2021, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, restated, amended and restated, supplemented, restructured, or otherwise modified from time to time, the “Credit Agreement”) with the lenders party thereto (the “Lenders”) and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender and as administrative agent and collateral agent for the Lenders (the "Agent").
On August 17, 2026, the Company entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which, among other things, (i) increased the commitment amount from $60.0 million to $100.0 million, (ii) decreased the interest rates for borrowings under the Company's senior secured revolving credit facility by 0.25% (such that, at the Company’s election, borrowings bear interest at a per annum rate based on Term SOFR (as defined in the Credit Agreement) plus 1.75% (such loans, the “SOFR Loans”) or alternate base rate plus 0.75% (such loans, the “ABR Loans”)), (iii) adjusted the commitment fee on the unused portion of the revolving commitments from a flat 0.25% per annum to a tiered rate of 0.25% per annum if the average daily outstanding balance of all loans and letters of credit is $50.0 million or less or 0.20% per annum if the average daily outstanding balance of all loans and letters of credit is greater than $50.0 million, and (iv) extended the maturity date of the loans under the Credit Agreement to the earliest of (a) August 17, 2029 (the “Scheduled Revolving Termination Date”); provided that the Scheduled Revolving Termination Date may be extended for one year at the Company’s election, so long as Net Liquidity (defined as the sum of available amounts to be drawn under the credit facility plus the aggregate amount of cash and cash equivalents held by the Company in deposit accounts or securities accounts subject to a first priority perfected lien of the Agent) as of the date that is 90 days prior to the Scheduled Revolving Termination Date is greater than or equal to $200.0 million, (b) so long as any of the Company’s 7.75% convertible senior notes due 2028 (the “2028 Notes”) are outstanding, the date that is 91 days prior to the stated maturity date of the 2028 Notes (the “Initial Springing Maturity Test Date”), unless Net Liquidity as of such Initial Springing Maturity Test Date is greater than or equal to $200.0 million (or, if less than $50.0 million of the 2028 Notes remain outstanding on the Initial Springing Maturity Test Date, $120.0 million), and (c) so long as any of the 2028 Notes are outstanding, any date after the Initial Springing Maturity Test Date if Net Liquidity is less than $200.0 million (or, if less than $50.0 million of the 2028 Notes remain outstanding on such date, $120.0 million). In accordance with the Credit Agreement, interest payments on outstanding borrowings are due, with respect to SOFR Loans, on the last day of each interest period (or, if the interest period is longer than three months, each business day that is three months after the first day of such interest period) and with respect to ABR Loans, on the last calendar day of each month, and the commitment fee on the unused portion of the borrowing commitment is payable on the last day of each calendar quarter.
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
As of September 30, 2026, the Company was in compliance with all of the Credit Agreement’s covenants. During the three and nine months ended September 30, 2026 and 2025, no amounts were drawn down on the Credit Agreement. As of September 30, 2026 and December 31, 2025, no amounts were outstanding under the Credit Agreement.

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

During the year ended December 31, 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2026 Notes to exchange $157.9 million aggregate principal amount of the 2026 Notes for $150.0 million aggregate principal amount of the 2028 Notes, which were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
During the nine months ended September 30, 2026, the 2026 Notes matured and were repaid in full.
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
As of September 30, 2026, the Company's outstanding convertible senior notes (collectively, the "Notes") had a par value totaling $330.0 million. The following table summarizes further details of the Notes:

Notes	Issuance Date	Maturity Date	Principal amount (in thousands)	Coupon Interest Rate	Effective Interest Rate
2028 Notes	December 5, 2024	June 1, 2028	$150,000	7.75%	7.77%
2030 Notes	December 9, 2025	December 15, 2030	$180,000	0%	0.76%
Capped Calls
In connection with the pricing of the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls") in the year ended December 31, 2025. The Capped Calls associated with the 2030 Notes each had an initial strike price of approximately $15.26 per share. These Capped Calls had initial cap prices of $23.04 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2030 Notes, with such offset subject to a cap based on the cap price. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, increased cost of hedging and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions and not part of the terms of the 2030 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity resulting in an $18.2 million decrease in additional paid-in capital as of December 31, 2025.
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
If the Company undergoes a fundamental change (as defined in the applicable indenture) at any time prior to the maturity date of the 2028 Notes or the 2030 Notes, holders of such Notes will have the right, at their option, to require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.
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
The circumstances described in paragraph (1) above were met for the 2030 Notes during the third quarter of 2026 and as a result, the 2030 Notes are convertible at the option of the holder from October 1, 2026 until December 31, 2026.

Carrying Value of the Notes as follows:

	2030 Notes	2028 Notes	2026 Notes
As of September 30, 2026
Principal amount	$180,000	$150,000	$—
Less: unamortized debt discount and issuance costs	(5,634)	(69)	—
Net carrying amount	$174,366	$149,931	$—

As of December 31, 2025
Principal amount	$180,000	$150,000	$38,594
Less: unamortized debt discount and issuance costs	(6,620)	(98)	(37)
Net carrying amount	$173,380	$149,902	$38,557
For the three months ended September 30, 2026 and 2025, interest expense related to the Company’s debt obligations was $3.2 million and $3.2 million, respectively. For the nine months ended September 30, 2026 and 2025, interest expense related to the Company's debt obligations was $9.8 million and $9.4 million, respectively.
The fair values were determined based on the quoted prices of the Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 within the fair value hierarchy. As of September 30, 2026 and December 31, 2025, the total estimated fair value of the Notes was $597.0 million and $379.5 million, respectively.
9.     Commitments and Contingencies
Purchase Commitments
The Company enters into long-term non-cancelable agreements for the purchase of goods and services, including to purchase capacity, such as bandwidth and colocation space, for the Company’s global network. For the lease components of colocation agreements, refer to Note 6 — Leases. The minimum future commitments related to the Company's purchase commitments as of September 30, 2026 were as follows:

Total Purchase Commitments

Remainder of 2026	$11,116
2027	51,031
2028	15,850
2029	633
2030	370
Thereafter	186
Total	$79,186
Legal Matters
From time to time, the Company has been and may be subject to legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable. The Company accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss.

On May 24, 2024, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Ken Kula v. Fastly, Inc., et al. (Case No. 4:24-cv-03170), naming the Company and certain of its officers as defendants. On August 22, 2024, the court appointed lead plaintiff (“Lead Plaintiff”) and lead counsel. On November 1, 2024, Lead Plaintiff filed an amended complaint. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act purportedly on behalf of all those who purchased or acquired Fastly securities between November 15, 2023 and August 7, 2024. The complaint seeks unspecified compensatory damages, and other relief. Defendants filed a motion to dismiss on January 15, 2025. On September 24, 2025, the court issued an order granting in part and denying in part the motion to dismiss. On October 24, 2025, Lead Plaintiff filed a second amended complaint. On December 9, 2025, defendants filed a motion to dismiss the second amended complaint. On August 10, 2026, the court issued an order granting in part, and denying in part, defendants’ motion to dismiss the second amended complaint. Defendants filed an answer on October 27, 2026. It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.
On June 12, 2024, certain of the Company’s officers and directors were named as defendants in a stockholder derivative action filed in the United States District Court for the Northern District of California, captioned Roy v. Nightingale, et al. (Case No. 4:24-cv-03549) (the "Roy Action"). On July 1, 2024, a stockholder derivative complaint was also filed against certain of the Company’s officers and directors in the same court, captioned Steffens v. Bergman, et al. (Case No. 4:24-cv-03984) (the “Steffens Action”). The derivative complaints are based on substantially similar allegations as those in the securities class action. The derivative complaints assert that defendants breached their fiduciary duties as directors and/or officers of the Company, as well as claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, aiding and abetting, violations of Section 14(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act. The court consolidated the derivative actions as In re Fastly, Inc. Derivative Litigation and stayed the consolidated action until after resolution of the Company’s motion(s) to dismiss in the above-referenced securities class action. The parties are meeting and conferring on whether to continue the stay. On August 23, 2024, a substantially similar stockholder derivative complaint was filed against certain of the Company’s officers and directors in the United States District Court for the District of Delaware, captioned Sweitzer v. Nightingale, et al. (Case No. 1:24-cv-00969) (the “Sweitzer Action”). On September 26, 2024, the court stayed the Sweitzer Action until after resolution of the Company’s motion(s) to dismiss in the above-referenced securities class action. On October 27, 2026, the court entered an order continuing the stay of the Sweitzer Action until final resolution of the securities class action. On December 20, 2024, a substantially similar stockholder derivative complaint was filed against certain of the Company’s officers and directors in the Court of Chancery for the State of Delaware, captioned Bushansky v. Nightingale, et al. (Case No. 2024-1322) (the “Bushansky Action”). On January 8, 2025, the court stayed the Bushansky Action until after resolution of the Company’s motion(s) to dismiss in the above-referenced securities class action. On October 30, 2026, the court entered an order continuing the stay of the Bushansky Action until final resolution of the securities class action. On June 29, 2026, a substantially similar stockholder derivative complaint was filed against certain of the Company’s officers and directors in the United States District Court for the Northern District of California, captioned Suver v. Nightingale, et al. (Case No. 4:26-cv-06483) (the “Suver Action”), which the court related to In re Fastly, Inc. Derivative Litigation on October 20, 2026. The court’s prior order governing consolidation and the stay of the Roy and Steffens Actions orders that subsequently filed related derivative actions are likewise subject to consolidation and the stay. For that reason, the Company anticipates the Suver Action will be consolidated with In re Fastly, Inc. Derivative Litigation and included in any stay. On October 28, 2026, a substantially similar stockholder derivative complaint was filed against certain of the Company's officers and directors in the Court of Chancery for the State of Delaware, captioned Cain v. Nightingale, et al. (Case No. 2026-1427) (the "Cain Action"). It is possible that additional lawsuits will be filed, or allegations made by stockholders, regarding these same or other matters and also naming as defendants the Company and its officers and directors.

The Company is also party to various disputes that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition, or cash flows.

The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. The Company could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and it may not prevail. In addition, the Company may incur substantial legal fees and costs in connection with such lawsuits. The Company is unable to estimate the reasonably possible loss or range of loss to it from these matters, as the pending lawsuits are currently at an early stage, and it cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that it may be required to pay. Such amounts could be material to the Company’s financial statements if the Company does not prevail in the defense against the pending lawsuits and any other related lawsuits, or even if it does prevail.

As of September 30, 2026, the Company has not recorded a loss contingency associated with the above-mentioned lawsuits as it does not believe an outcome resulting in a loss is both probable and estimable. It will accrue for loss contingencies if it becomes both probable that it will incur a loss and if the Company can reasonably estimate the amount or range of the loss.
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
10.     Stockholders' Equity
Equity Incentive Plans
The Company maintains five equity incentive plans: the 2019 Equity Incentive Plan (the “2019 Plan”), 2011 Equity Incentive Plan (“2011 Plan”), 2019 Employee Stock Purchase Plan (“ESPP”), the Signal Sciences Corp. 2014 Stock Option and Grant Plan, as amended (the “Signal Plan”), and the 2025 Employment Inducement Incentive Plan (the "2025 Inducement Plan"). The 2019 Plan became effective in May 2019 and replaced the 2011 Plan. The Company’s 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock units, performance-based stock awards, and other forms of equity compensation, which are collectively referred to as stock awards to its employees, directors, and consultants. The Signal Plan includes 251,754 registered shares which can be exercised to purchase shares of the Company's common stock. The 2025 Inducement Plan provides for the grant of non-statutory stock options, restricted stock units, performance based stock awards, and other forms of equity compensation.
As of September 30, 2026 and December 31, 2025, there were 7.2 million and 5.8 million shares of common stock available for issuance under the 2019 Plan, respectively. As of September 30, 2026 and December 31, 2025, a total of 0.3 million and 0.5 million shares were available for grant under the 2025 Inducement Plan, respectively. As of September 30, 2026 and December 31, 2025, 161.0 million and 151.5 million shares of common stock were issued and outstanding, respectively.
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

The following table summarizes RSU activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested RSUs as of December 31, 2025	14,001	$8.25
Granted	6,925	20.16
Vested	(7,954)	12.31
Cancelled/forfeited	(1,359)	9.21
Unvested RSUs as of September 30, 2026	11,613	$12.45
During the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense related to RSUs of $17.3 million and $21.1 million, respectively.
During the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense related to RSUs of $58.4 million and $64.7 million, respectively.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested PSUs as of December 31, 2025	1,445	$7.08
Granted	1,039	20.04
Vested	(675)	7.15
Cancelled/forfeited	(242)	6.98
Nonvested PSUs as of September 30, 2026	1,567	$15.66
During the three months ended September 30, 2026 and 2025, the Company recognized $3.6 million of stock-based compensation expense and $1.5 million of stock-based compensation benefit associated with these awards, respectively.
During the nine months ended September 30, 2026 and 2025, the Company recognized $9.0 million and $1.9 million of stock-based compensation expense associated with these awards, respectively.
Company-wide Bonus Programs (“Bonus Programs”)
In February 2025, the Talent and Compensation Committee approved a Bonus Program, including performance targets, to most of the Company’s employees on active payroll in fiscal year 2025 (“2025 Bonus Program”). Shares awarded under the program were paid out in February 2026 in fully vested RSUs and based on the final attainment of Company-wide performance targets which were tied to its operating plan for fiscal year 2025. The Company recognized stock-based compensation expense over the employees' requisite service period, based on the final attainment of the Company-wide targets. In February 2026, the Company paid out 2.2 million restricted stock units associated with the 2025 Bonus Program, and correspondingly recorded a charge to additional paid-in capital of $39.5 million.
In February 2026, the Talent and Compensation Committee approved a Bonus Program, including performance targets, for the current fiscal year for most of the Company’s employees on active payroll in fiscal year 2026 (“2026 Bonus Program”). Shares awarded under the program will be in fully vested RSUs and will be based on the final attainment of Company-wide performance targets which are tied to its operating plan for fiscal year 2026. The payout of the 2026 Bonus Program will vary linearly between 50%, 100%, and 150% based on the achievement of these targets. Employees are required to be employed through the payout date to earn the awards. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company is recognizing the stock-based compensation expense over the employees' requisite service period, based on the expected attainment of the Company-wide targets as of the end of each reporting period.
During the three months ended September 30, 2026 and 2025, the Company recognized $12.7 million and $11.7 million of stock-based compensation expense associated with the Bonus Programs, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized $33.4 million and $24.0 million of stock-based compensation expense associated with the Bonus Programs, respectively.
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
During the three months ended September 30, 2026 and 2025, the Company recognized $1.3 million and $0.8 million in stock-based compensation expense related to the ESPP, respectively. During the nine months ended September 30, 2026 and 2025 the Company recognized $3.4 million and $1.3 million in stock-based compensation expense related to the ESPP, respectively.
During each of the nine months ended September 30, 2026 and 2025, 0.5 million shares of the Company’s common stock were purchased under the ESPP offering period that commenced in November of the previous year.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the accompanying condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$2,788	$2,861	$8,081	$7,373
Research and development	11,143	11,915	33,075	32,563
Sales and marketing	10,422	8,754	30,119	23,623
General and administrative	10,561	9,599	33,792	21,487
Total stock-based compensation expense	$34,914	$33,129	$105,067	$85,046
For the three months ended September 30, 2026 and 2025, the Company capitalized $1.7 million and $2.1 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2026 and 2025, the Company capitalized $5.0 million and $5.8 million of stock-based compensation expense, respectively.
11.     Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Net loss attributable to common stockholders	$(11,255)	$(29,483)	$(47,370)	$(106,172)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	159,989	148,129	157,078	145,749
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.20)	$(0.30)	$(0.73)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive:

	Number of Shares
	As of September 30,
	2026	2025
	(in thousands)
Stock options	1,437	1,785
RSUs	11,613	15,244
PSUs	2,174	2,152
Shares issuable pursuant to the ESPP	326	627
Convertible senior notes (if-converted)	19,391	9,433
Total	34,941	29,241
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
In the three months ended September 30, 2026 and 2025, the Company recorded income tax benefit of $0.5 million and income tax expense of $0.6 million, respectively. The tax benefit for the three months ended September 30, 2026 was primarily due to the recognition of Canada tax credits. The tax expense for the three months ended September 30, 2025 was primarily due to foreign tax expense. In the nine months ended September 30, 2026 and 2025, the Company recorded income tax benefit of $4.3 million and income tax expense of $1.8 million, respectively. The tax benefit for the nine months ended September 30, 2026 was primarily due to the recognition of a previously unrecognized tax benefit of $4.3 million which resulted from the lapse of the applicable statute of limitations in the UK. The tax expense for the nine months ended September 30, 2025 was primarily due to foreign tax expense.

13.     Segment and Geographic Information
Segment
The Company operates as one single operating and reportable segment. The Company's Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), manages the Company’s business activities at the consolidated level. The CODM evaluates financial performance, monitors actual results against the forecast and prior periods, and decides how to allocate resources, including personnel-related or capital resources, based on consolidated net loss, which is a measure of segment profit or loss and is presented on the condensed consolidated statements of operations.
All costs and expenses categories on the Company's consolidated statements of operations, as well as stock-based compensation, depreciation and amortization expenses, are significant. Refer to Note 10 — Stockholders' Equity for additional information about the Company's stock-based compensation expense. Refer to Note 5 — Balance Sheet Information and Note 7 — Goodwill and Intangible Assets for additional information about the Company's depreciation and amortization expenses, respectively. The Company's other segment items include net gain on extinguishment of debt, interest income, interest expense, other expense, net and income tax (benefit) expense on the Company's condensed consolidated statements of operations.
Revenue
Revenue by geography is based on the billing address of the customer. Refer to Note 3 — Revenue for more information on net revenue by geographic area.
Long-Lived Assets
The Company’s property and equipment and operating lease right-of-use assets, each net, by geographic area were as follows:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
United States	$189,348	$168,887
All other countries	104,229	69,965
Total long-lived assets	$293,577	$238,852

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties as described under the heading "Special Note Regarding Forward-Looking Statements" following the Table of Contents of this Quarterly Report on Form 10-Q. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31.
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

Fastly focuses holistically on the edge cloud from developer creation to end-user experience, with our global footprint and integrated security core to our platform. Our platform is poised to capitalize on the rise of agentic AI, where autonomous agent consumption is driving the bulk of Internet traffic. We believe Fastly is uniquely positioned – and has laid the groundwork – to lead the intelligence fabric that helps enterprises adapt to this shift. We are capturing this opportunity by supporting edge workloads and AI traffic management, allowing organizations to optimize AI-driven services alongside human interactions. We play a unique role in helping enterprises optimize and accelerate interactions with authorized AI agents and blocking abuse, powering their differentiation and AI-fueled innovation.

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
We intend to continue expanding our efforts to attract customers outside of the United States by augmenting our sales teams and strategically increasing our presence in a number of markets in select international locations. Our international expansion, including our global sales efforts, continues to add increased complexity and cost to our business. This requires us to continue to expand our sales and marketing capabilities outside of the United States, increase the number of markets we have a presence in around the world to support our customers, and manage the administrative aspects of a global organization, each of which places a strain on our business and culture. In addition, our bandwidth costs are higher in markets outside of the United States and Europe, which may impact our gross margins.
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
We are closely monitoring various global conflicts and developments, including, but not limited to, the conflict between Russia and Ukraine, conflicts in the Middle East, including the military conflict involving Iran, the United States, and Israel, and their global impacts. While the conflicts are still evolving and the outcomes remain highly uncertain, we do not believe these or other conflicts will have a material impact on our business and results of operations. We do not have Points of Presence (“POPs”) in Russia, Ukraine, Iran, or Israel. However, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. If such conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.
We must continue to invest in our platform and network infrastructure to maintain our position in the market. We expect our revenue growth to be dependent on an expanding customer base and continued adoption of our offerings. In anticipation of winning new customers and staying ahead of our customers’ needs, we plan to continue to invest in order to expand the scale and capacity of our software-defined modern network. This could result in increased network service provider fees, which could adversely affect our gross margins if we are unable to offset these costs with revenue from new customers and increase revenue from existing customers. Our customers require constant innovation within their own organizations and expect the same from us. Therefore, we will continue to invest in resources to enhance our development capabilities and introduce new products and features on our platform. We believe that investment in research and development will contribute to our long-term growth but may also negatively impact our short-term profitability.

Developers use our platform to build custom applications and require a state-of-the-art infrastructure to test and run these applications. We will continue to invest in our network infrastructure by strategically increasing our POP locations. We also anticipate making investments in upgrading our technology and hardware to continue providing our customers a fast and secure platform. Our gross margins and operating results are impacted by these investments. As we continue to experience growth, we may face challenges managing adequate server capacity in our POPs due to potential component delays, shortages, price increases, hardware efficiencies gained through internal development, or any potential changes in server architecture, including due to technological advances or obsolescence. If we have server asset levels in excess of forecasted network capacity needs, we have in the past and may need to continue to write-down or write-off server assets. Conversely, if we underestimate network capacity needs, we may in future periods be unable to meet demand and be required to incur higher costs to secure necessary parts and components of our servers.
In addition, international trade disputes may further disrupt or delay our supply chain for these components or lead to pricing increases. For example, the United States has imposed or indicated an intention to impose tariffs on certain countries which may lead to retaliatory actions such as counter-tariffs and increase production costs and disruptions in our supply chain. The United States and other jurisdictions have also leveraged various trade and value chain requirements, including on environmental and social criteria, which may make sourcing more costly, require us to change suppliers, or otherwise adversely impact our operations. Further, it is possible that government policy changes, including policy changes made with little to no advance notice and related uncertainty about policy changes could increase market volatility. If the supply of certain components upon which we rely is further disrupted or delayed, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all. In the event that there are errors in software, failures of hardware, damages to a facility or misconfigurations of any of our services, whether caused by our own error, security breaches, third-party error, or natural disasters, we could experience lengthy interruptions in our platform availability as well as delays and additional expenses in arranging new facilities and services. In addition, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly when we or our customers experience cyber-attacks. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including service outages, payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits, cyber incidents, or governments adopting regulations that impact network operations.
Key Business Metrics
We use the following key metrics presented in the table below to evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of these key metrics below may differ from other similarly titled metrics used by other companies, analysts, or investors.

	As of September 30,
	2026	2025
Large Customer Count	634	627
Last-Twelve Months Net Retention Rate (“LTM NRR”)	118.9%	105.8%
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
Large Customer Count
Historically our revenue has been driven primarily by a subset of our customers, our large customers, who have leveraged our platform substantially from a usage standpoint. We believe that the recruitment and cultivation of large customers is critical to our long-term success. Our large customer count is defined as customers with annualized current quarter revenue in excess of $100,000. This is calculated by taking the revenue we recognized for each customer in the current quarter and multiplying it by four. As of September 30, 2026, we had 634 of such large customers which generated 95% of the total annualized current quarter revenue for our total customers for the three months ended September 30, 2026. As of September 30, 2025, we had 627 of such large customers which generated 94% of the total annualized current quarter revenue for our total customers for the three months ended September 30, 2025.
Last-Twelve Months Net Retention Rate
Our ability to generate and increase our revenue is also dependent upon our ability to retain our existing customers. LTM NRR allows us to track customer retention which demonstrates the stickiness of our edge cloud platform.
Our LTM NRR removes some of the volatility that is inherent in a usage-based business model from the measurement of the NRR metric. We calculate LTM NRR by dividing the total customer revenue for the prior twelve-month period (“prior 12-month period”) ending at the beginning of the last twelve-month period (“LTM period”) minus revenue contraction due to billing decreases or customer churn, plus revenue expansion due to billing increases during the LTM period from the same customers by the total prior 12-month period revenue. For the trailing twelve months ended September 30, 2026 and 2025, our LTM NRR was 118.9% and 105.8%, respectively.
Remaining Performance Obligations (“RPO”)
RPO represent future committed revenue for periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied. As of September 30, 2026, the aggregate amount of the transaction price in our contracts allocated to RPO that were unsatisfied or partially unsatisfied was $333.5 million.
Key Components of Statement of Operations
Revenue
We derive revenue primarily from customers’ use of our platform. Our revenue arrangements generally consist of usage-based fees, recurring subscription fees and fees for professional and other services. Usage-based fees are determined based on committed or actual platform usage, including measures such as data volume and requests, and are generally billed monthly in arrears. Many customers commit to minimum monthly usage or spending levels in exchange for more favorable pricing, and billings may exceed these minimum commitments based on actual usage. Certain arrangements include tiered pricing under which unit rates decrease as usage increases. For most usage-based arrangements, charges are determined independently each month based on usage during that month.
We also earn recurring revenue under fixed-fee subscription arrangements, which are generally billed in advance, and revenue from implementation, account management, enhanced support and other services, which may be billed on a one-time or recurring basis. Customer contracts typically have a term of 12 months. Customers may also purchase services online through our self-service payment and order process.
The majority of our revenue is usage based and changes in usage by our largest customers can create volatility in our revenue. We receive a substantial portion of our revenue from a limited number of customers and within a limited number of industries, such as media and entertainment. The length of our sales cycles, from initial evaluation to payment, can range from several months to well over a year and can vary substantially from customer to customer. Similarly, the onboarding and adoption process with new as well as existing large customers with new business can take several months and can be subject to delays for unanticipated reasons. The timing of new revenue from our sales efforts and changes in usage by our largest customers can make revenue difficult to predict.
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
Income Taxes
Our income tax (benefit) expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We currently maintain a full valuation allowance on our U.S. Federal and state net deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Condensed Consolidated Statement of Operations:
Revenue	$190,193	$158,223	$546,531	$451,406
Cost of revenue	69,783	65,894	201,989	201,163
Gross profit	120,410	92,329	344,542	250,243
Operating expenses:
Research and development	42,766	41,421	126,809	121,071
Sales and marketing	56,631	49,998	168,480	150,411
General and administrative	31,272	29,698	97,840	82,256
Impairment expense	1,013	—	1,013	415
Total operating expenses	131,682	121,117	394,142	354,153
Loss from operations	(11,272)	(28,788)	(49,600)	(103,910)
Interest income	2,822	3,080	8,591	9,139
Interest expense	(3,315)	(3,161)	(9,969)	(9,498)
Other income (expense), net	43	(55)	(737)	(96)
Loss before income taxes	(11,722)	(28,924)	(51,715)	(104,365)
Income tax (benefit) expense	(467)	559	(4,345)	1,807
Net loss attributable to common stockholders	$(11,255)	$(29,483)	$(47,370)	$(106,172)

The following tables set forth our results of operations for the periods presented as a percentage of our revenue:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Condensed Consolidated Statements of Operations, as a percentage of revenue:*
Revenue	100%	100%	100%	100%
Cost of revenue	37	42	37	45
Gross profit	63	58	63	55
Operating expenses:
Research and development	22	26	23	27
Sales and marketing	30	32	31	33
General and administrative	16	19	18	18
Impairment expense	1	—	—	—
Total operating expenses	69	77	72	78
Loss from operations	(6)	(19)	(9)	(23)
Interest income	1	2	2	2
Interest expense	(1)	(2)	(3)	(3)
Other income (expense), net	—	—	—	—
Loss before income taxes	(6)	(19)	(10)	(24)
Income tax (benefit) expense	—	—	(1)	—
Net loss attributable to common stockholders	(6)%	(19)%	(9)%	(24)%
__________
*    Columns may not add up to 100% due to rounding.
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Revenue	$190,193	$158,223	20%	$546,531	$451,406	21%
Revenue was $190.2 million for the three months ended September 30, 2026, compared to $158.2 million for the three months ended September 30, 2025, an increase of $32.0 million, or 20%. Revenue was $546.5 million for the nine months ended September 30, 2026, compared to $451.4 million for the nine months ended September 30, 2025, an increase of $95.1 million, or 21%. The increase in revenue was primarily attributable to expanded use of our platform and our portfolio of product suites by existing customers.
During the three and nine months ended September 30, 2026 and 2025, our revenue was primarily generated from transactions with existing customers. This trend is consistent with prior periods and it represents a typical customer behavior as customers tend to contribute more revenue over time as their use of the platform increases.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Cost of revenue	$69,783	$65,894	6%	$201,989	$201,163	—%
Cost of revenue was $69.8 million for the three months ended September 30, 2026 compared to $65.9 million for the three months ended September 30, 2025, an increase of $3.9 million, or 6%. The increase was primarily due to a $4.0 million increase in colocation costs, a $1.5 million increase in software costs, a $1.3 million increase in personnel-related costs, a $0.5 million increase in amortization of capitalized software costs, and a $0.5 million increase in transit-related costs. The increase was partially offset by a $2.5 million decrease in intangible asset amortization expense due to fully amortized assets as well as a $2.0 million decrease in depreciation expense primarily due to a change in the useful life of our servers.
Cost of revenue was $202.0 million for the nine months ended September 30, 2026 compared to $201.2 million for the nine months ended September 30, 2025, an increase of $0.8 million, or 0.4%. The increase was primarily driven by an $8.4 million increase in colocation costs, a $4.1 million increase in software costs, a $3.2 million increase in personnel-related costs, a $1.3 million increase in amortization of capitalized software costs, and a $0.7 million increase in stock-based compensation expenses. The increase was partially offset by an $8.2 million decrease in depreciation expense primarily due to a change in the useful life of our servers, a $7.5 million decrease in intangible asset amortization expense due to fully amortized assets as well as a $1.2 million decrease in transit-related costs.
Gross Profit and Gross Margin

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Gross profit	$120,410	$92,329	30%	$344,542	$250,243	38%
Gross margin	63%	58%	5%	63%	55%	8%
Gross profit was $120.4 million for the three months ended September 30, 2026 compared to $92.3 million for the three months ended September 30, 2025, an increase of $28.1 million, or 30%. Gross margin was 63% for the three months ended September 30, 2026 and 58% for the three months ended September 30, 2025, an increase of 5 percentage points. The increase in gross margin was driven by revenue growth during the three months ended September 30, 2026 outpacing the increases in the costs incurred to support the growth of our network.
Gross profit was $344.5 million for the nine months ended September 30, 2026 compared to $250.2 million for the nine months ended September 30, 2025, an increase of $94.3 million, or 38%. Gross margin was 63% for the nine months ended September 30, 2026 compared to 55% for the nine months ended September 30, 2025, an increase of 8 percentage points. The increase in gross margin was driven by revenue growth during the nine months ended September 30, 2026 combined with relatively flat cost of revenue.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Research and development	$42,766	$41,421	3%	$126,809	$121,071	5%
Sales and marketing	56,631	49,998	13%	168,480	150,411	12%
General and administrative	31,272	29,698	5%	97,840	82,256	19%
Impairment expense	1,013	—	100%	1,013	415	144%
Total operating expenses	$131,682	$121,117	9%	$394,142	$354,153	11%
Percentage of revenue:
Research and development	22%	26%	(4)%	23%	27%	(4)%
Sales and marketing	30%	32%	(2)%	31%	33%	(2)%
General and administrative	16%	19%	(3)%	18%	18%	—%
Impairment expense	1%	—%	1%	—%	—%	—%
Research and Development
Research and development expenses were $42.8 million for the three months ended September 30, 2026 compared to $41.4 million for the three months ended September 30, 2025, an increase of $1.4 million, or 3%. The increase was primarily due to a $1.0 million increase in travel expenses and a $0.9 million decrease in capitalized software development costs. The increase was partially offset by a $0.8 million decrease in stock-based compensation expenses.

Research and development expenses were $126.8 million for the nine months ended September 30, 2026 compared to $121.1 million for the nine months ended September 30, 2025, an increase of $5.7 million, or 5%. The increase was primarily due to a $3.8 million increase in personnel-related costs, a $2.3 million decrease in capitalized software development costs, a $0.8 million increase in travel expenses, and a $0.5 million increase in stock-based compensation expenses. The increase was partially offset by a $1.4 million decrease in software costs as well as a $0.4 million decrease in corporate costs.
Sales and Marketing
Sales and marketing expenses were $56.6 million for the three months ended September 30, 2026 compared to $50.0 million for the three months ended September 30, 2025, an increase of $6.6 million, or 13%. The increase was primarily due to a $2.5 million increase in personnel-related costs, a $1.7 million increase in stock-based compensation expenses, a $1.3 million increase in third-party commissions, a $0.4 million increase in travel and entertainment costs, and a $0.4 million increase in marketing-related expenses.
Sales and marketing expenses were $168.5 million for the nine months ended September 30, 2026 compared to $150.4 million for the nine months ended September 30, 2025, an increase of $18.1 million, or 12%. The increase was primarily due to a $7.2 million increase in personnel-related costs, a $6.5 million increase in stock-based compensation expenses, a $3.7 million increase in third-party commissions, and a $1.1 million increase in marketing-related expenses. The increase was partially offset by a $0.9 million decrease in software costs.
General and Administrative
General and administrative expenses were $31.3 million for the three months ended September 30, 2026 compared to $29.7 million for the three months ended September 30, 2025, an increase of $1.6 million, or 5%. The increase was primarily due to a $2.4 million increase in personnel-related costs, a $1.0 million increase in stock-based compensation expenses, and a $0.4 million increase in professional fees. The increase was partially offset with $1.5 million of primarily tax-related benefits, a $0.6 million decrease in executive transition costs, and a $0.5 million decrease in provision for credit losses.
General and administrative expenses were $97.8 million for the nine months ended September 30, 2026 compared to $82.3 million for the nine months ended September 30, 2025, an increase of $15.5 million, or 19%. The increase was primarily due to a $12.3 million increase in stock-based compensation expenses, a $4.5 million increase in personnel-related costs, and a $0.8 million increase in corporate costs. The increase was partially offset by $2.4 million of primarily tax-related benefits.
Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Income tax (benefit) expense	$(467)	$559	(184)%	$(4,345)	$1,807	(340)%
Income tax benefit was $0.5 million for the three months ended September 30, 2026 compared to income tax expense of $0.6 million for the three months ended September 30, 2025, a decrease of $1.0 million. The decrease was primarily due to the recognition of Canada tax credits. The Company continues to maintain a full valuation allowance in the U.S., and the tax (benefit) expense for the periods were primarily due to foreign taxes.
Income tax benefit was $4.3 million for the nine months ended September 30, 2026 compared to income tax expense of $1.8 million for the nine months ended September 30, 2025, a decrease of $6.1 million. The decrease was primarily due to the recognition of a previously unrecognized tax benefit of $4.3 million resulting from the lapse of the applicable statute of limitations in the UK. The Company continues to maintain a full valuation allowance in the U.S. and the tax
(benefit) expense for the periods were primarily due to foreign taxes.
Liquidity and Capital Resources
As of September 30, 2026, we had cash, cash equivalents, and marketable securities totaling $365.2 million. Our cash, cash equivalents, and marketable securities primarily consisted of U.S. government money market funds, investment-grade commercial paper, corporate notes and bonds, agency bonds, U.S. treasury securities, municipal bonds, and certificates of deposit. As of September 30, 2026, we did not have any marketable securities classified as non-current.

To date, we have financed our operations primarily through equity issuances, payments received from customers, the net proceeds we received through sales of our debt securities, proceeds from our convertible notes, and borrowings under our credit facilities. Our principal uses of cash in the near term have primarily been around funding our operations, our capital expenditures, business acquisitions, and investments and fulfilling our debt and contractual commitments. We have also entered into longer term commitments to support our operations, including arrangements to directly lease and operate our infrastructure assets and colocation facilities. We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
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
As of September 30, 2026, our material cash requirements include non-cancelable contractual obligations from the 2028 Notes, 2030 Notes, purchase commitments, and lease obligations. Refer to Notes 6, 8, and 9 to the condensed consolidated financial statements in Part I, Item 1 within this Form 10-Q for more information regarding these material cash requirements.
Senior Secured Credit Facilities Credit Agreement
In 2021, we entered into the Credit Agreement (as defined in Note 8 in our condensed consolidated financial statements). We then entered into a Fourth Amendment to Credit Agreement (as defined in Note 8 in our condensed consolidated financial statements) on August 17, 2026. As of September 30, 2026, we were in compliance with the covenants described in Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and we expect to continue to be in compliance for at least the next 12 months. During the nine months ended September 30, 2026 and 2025, no amounts were drawn down on the Credit Agreement.
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
During the nine months ended September 30, 2026, the 2026 Notes matured and were repaid in full.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$108,181	$72,010
Net cash used in investing activities	$(144,454)	$(249,183)
Net cash (used in) provided by financing activities	$(30,769)	$3,907
Cash Flows from Operating Activities
For the nine months ended September 30, 2026, cash provided by operating activities was $108.2 million, consisting primarily of our net loss of $47.4 million, adjusted for non-cash items of $188.0 million, and net cash flows used in operating assets and liabilities of $32.5 million. The main drivers of the changes in operating assets and liabilities were $21.3 million in operating lease payments, a decrease in other liabilities of $6.7 million, a decrease in accrued expenses of $4.3 million, an increase in other assets of $4.0 million, an increase in accounts receivable of $0.6 million, primarily due to the timing of cash receipts from our customers, and a $0.3 million increase in prepaid expenses and other current assets. This was partially offset by an increase in accounts payable of $4.8 million due to timing of payments.
For the nine months ended September 30, 2025, cash provided by operating activities was $72.0 million, consisting primarily of our net loss of $106.2 million, adjusted for non-cash items of $182.7 million, and net cash flows used in operating assets and liabilities of $4.5 million. The main drivers of the changes in operating assets and liabilities were a $14.9 million increase in other liabilities, a decrease of accounts receivable of $3.6 million, a $3.3 million increase in accounts payable due to timing of payments, and a $0.8 million decrease in prepaid expenses and other current assets. This was offset by $13.7 million of operating lease payments, a $13.0 million increase in other assets, and a $0.5 million decrease in accrued expenses.
Cash Flows from Investing Activities
For the nine months ended September 30, 2026, cash used in investing activities was $144.5 million, primarily consisting of $319.6 million purchases of marketable securities, $63.6 million of payments related to purchases of property and equipment to expand our network, $11.7 million of additions to capitalized internal-use software, and $0.9 million of purchases of intangible assets. The cash outflow was partially offset by $251.4 million of maturities of marketable securities.
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
Cash Flows from Financing Activities
For the nine months ended September 30, 2026, cash used in financing activities was $30.8 million, primarily consisting of a $38.6 million repayment of the remaining balance of 2026 Notes and $0.7 million primarily from payment of 2030 Notes issuance cost that was unpaid as of December 31, 2025. This was partially offset by $7.2 million in proceeds from the ESPP and $1.3 million in proceeds from stock option exercises by our employees.
For the nine months ended September 30, 2025, cash provided by financing activities was $3.9 million, primarily consisting of $5.5 million in proceeds from the ESPP and $0.8 million in proceeds from stock option exercises by our employees. The cash inflow was partially offset by $2.3 million of finance lease payments.
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under operating leases, purchase obligations for capital expenditures, purchase obligations for contracts with our cloud infrastructure providers, network service providers, and other vendors, and outstanding debt. There have not been any material changes in our contractual obligations and commitments from our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except for those described under Note 6, Note 8, and Note 9 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk exposures for the nine months ended September 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
Select Risk Factors Affecting Our Business
Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:
•If our platform fails to perform properly due to defects, interruptions, outages, delays in performance, or similar problems, and if we fail to develop enhancements to resolve any defect, interruption, delay, or other problems, we could lose customers, become subject to service performance or warranty claims, or incur significant costs.*
•If we are unable to attract new customers, in particular, large customers, and to have existing large customers continue and increase their use of our platform, our business will likely be harmed.
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
•If our IT Systems or data, or those of third parties upon which we rely or with which we have strategic partnerships, are compromised, limited, or fail, our business could experience materially adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, loss of revenue or profits, loss of customers or sales, reputational harm, and other adverse consequences.*

•If we fail to efficiently develop and sell new products and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our products may become less competitive.*
•If we fail to forecast our revenue accurately, or if we fail to manage our expenditures, our operating results could be adversely affected.
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

Risks Related to Our Business, Industry and Technology
If our platform fails to perform properly due to defects, interruptions, outages, delays in performance, or similar problems, and if we fail to develop enhancements to resolve any defect, interruption, delay, or other problems, we could lose customers, become subject to service performance or warranty claims, or incur significant costs.*
Our operations are dependent upon our ability to prevent system interruption. The applications underlying our edge cloud computing platform are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects and errors in our platform and may discover additional defects or errors in the future that could result in data unavailability, unauthorized access to, loss, corruption, or other harm to our customers’ data. These defects or errors could also be found in third-party applications or open source software on which we rely. We may not be able to detect and correct defects or errors before implementing our products. Consequently, we or our customers may discover defects or errors after our products have been deployed.
We currently serve our customers from our POPs located around the world. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. However, we have not developed redundancies for all aspects of our platform. We depend, in part, on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, extreme weather events, power or telecommunications failures, criminal acts, armed conflict, public health issues, such as a pandemic or epidemic, and similar events. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. In the event that there are any defects or errors in software, cyber incidents, failures of hardware, damages to a facility, or misconfigurations of any of our services, we may have to divert resources away from other planned work, could experience lengthy interruptions in our platform, and also incur delays and additional expenses in arranging new facilities and services. Our customers may choose to divert their traffic away from our platform as a result of interruptions or delays. Business continuity arrangements, including the existence of redundant data centers that are designed to become active during certain lapses of service, may not function as intended, and any disruptions to our service could harm our business.
We design our system infrastructure and procure and primarily own or lease the computer hardware used for our platform, or in some cases, specify requirements for systems owned by third parties on which our platform relies. Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions on our platform. Moreover, we have experienced and may in the future experience system failures or interruptions in our platform as a result of human error. These outages have resulted and may in the future result in service level agreement claims. Any interruptions or delays in our platform, whether caused by our products, our data centers, third party hardware or services, third-party error, our own error, natural disasters (such as drought, flooding, wildfires, and storms), or security breaches, whether accidental or willful, could harm our relationships with customers, reduce customers’ usage of our platform, cause our revenue to decrease and our expenses to increase, and divert resources away from product development. Climate change and other environmental or social pressures are expected to increase the frequency and severity of certain events, as well as contribute to chronic changes (such as changes in meteorological and hydrological patterns) that may also result in similar or additional risks. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue service credits or cause customers to fail to renew their customer contracts, any of which could harm our business.
The occurrence of any defects, errors, disruptions in service, failures involving redundant data centers, or other performance problems, including on third-party hardware or services on which we rely, interruptions, or delays with our platform, whether in connection with the day-to-day operations or otherwise, could result in:
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
For some of our products, we charge our customers based on their usage of our platform. Most of our customers, including some of our largest large customers, do not have long-term contractual financial commitments to us. Some of our customers, who generally do not include our large customers, enter into “click-through” agreements with us via our self-service model and can easily terminate their subscriptions at will with little advance notice. In addition, most of our current customer contracts are only one year in duration and these customers may not use our platform in a subsequent year. In order for us to maintain or improve our results of operations, it is important that our customers, in particular, our large customers, use our platform in excess of their commitment levels, if any, and continue to use our platform on the same or more favorable terms. Our ability to retain our largest customers and expand their usage could be impaired for a variety of reasons, including customer budget constraints, customer satisfaction, changes in our customers’ underlying businesses, changes in the type and size of our customers, pricing changes, competitive conditions (including customers building their own CDNs), the acquisition of our customers by other companies, governmental actions, or the possibility thereof, and general economic conditions. Because many of our largest customers’ minimum usage commitments for our platform are relatively low compared to their expected usage, it can be easy for certain customers to quickly reallocate usage or switch from our platform to an alternative platform altogether. In addition, certain customers may reduce or cease their use of our products at any time without penalty or termination charges, even after they have expanded usage in prior periods.
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
We receive a substantial portion of our revenues from a limited number of customers within a limited number of industries, and the loss of, or a significant reduction in usage by, one or more of our major customers would result in lower revenues and could harm our business.*
Our future success depends on establishing and maintaining successful relationships with a diverse set of customers. We currently receive a substantial portion of our revenues from a limited number of customers and within a limited number of industries, such as media and entertainment. Our 10 largest customers accounted for 39% and 32% of revenue for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, there was one customer who accounted for 12% of our revenue. For the nine months ended September 30, 2026, there was one customer who accounted for 11% of our revenue. It is likely that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual customers has increased and may continue to increase in the future. In addition, changes to our customers’ businesses may contribute to further customer concentration, including any impact from acquisition activities, internal business reorganizations leading to operational and decision making changes, and corporate structure changes such as subsidiary consolidation and reorganization that may arise in the future. The loss of one or more key customers or a reduction in usage by any major customers would reduce our revenues. If we fail to maintain existing customers or develop relationships with new customers and across different industries, our business would be harmed.
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
We generated a net loss of $47.4 million for the nine months ended September 30, 2026 and we had an accumulated deficit of $1,161.9 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable; even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform, including expanding the functionality of our platform, expanding our technology infrastructure and business systems to meet the needs of our customers, expanding our direct sales force and partner ecosystem, increasing our marketing activities, and growing our international operations. We have in the past faced, and will continue to face, increased compliance costs associated with growth and expansion of our customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, our business may be harmed.
If our IT Systems or data, or those of third parties upon which we rely or with which we have strategic partnerships, are compromised, limited, or fail, our business could experience materially adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, loss of revenue or profits, loss of customers or sales, reputational harm, and other adverse consequences.*
Our business depends on providing our customers with fast, efficient, and reliable distribution of applications and content over the Internet, and we rely on IT Systems to provide our products and services, including for internal and external operations that are critical to our business. “IT Systems” includes computer systems, hardware, software, technology infrastructure and websites and networks. In the ordinary course of business, we and the third parties upon which we rely or with which we have strategic partnerships, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share Sensitive Information. "Sensitive Information" includes our, our customers', and our customers' end users' proprietary, confidential, and sensitive data, including personal information, intellectual property, trade secrets, and encryption keys. Maintaining the security and availability of our platform, IT Systems, and Sensitive Information is a critical issue for us and our customers, and we expend significant resources, and may need to fundamentally change our business activities and modify our practices and operations, in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.
Cyber-attacks, malicious Internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and IT Systems, and those of the third parties upon which we rely or with which we have strategic partnerships. Such threats are prevalent and continue to become more so. They are difficult to detect, and in some cases, remediate, and come from a variety of sources and threat actors, including “hacktivists,” personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. These threats may be facilitated or enhanced by AI technologies, such as autonomous AI agents, which may themselves act in unintended, unpredictable, or malicious ways.
Some threat actors engage in cyber-attacks for geopolitical reasons and in conjunction with military conflicts and defense activities. We have in the past been subject to cyber-attacks from third parties, including parties who we believe are sponsored by government actors. Since our customers share our multi-tenant architecture, cyber-attacks on any one of our customers could have a negative effect on our other customers. In the past, these attacks have significantly increased the bandwidth used on our platform and have strained our network. During times of war and other major conflicts, we, the third parties upon which we rely or with which we have strategic partnerships, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our IT Systems and operations, supply chain, and ability to produce, sell, and distribute our services.
We and the third parties upon which we rely or with which we have strategic partnerships are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code, malware (including as a result of advanced persistent threat intrusions), DDoS attacks, account takeover attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, attacks facilitated or enhanced by AI (including prompt injection or AI model inversion attacks, and attacks conducted by autonomous AI agents capable of independently identifying and exploiting actual or potential software vulnerabilities), loss of data or other information technology assets, adware, telecommunications failures, natural disasters, and other similar threats. For example, we have experienced DDoS attacks of significant size and severity that caused us to invest resources into improving our systems, and we expect to continue to be subject to DDoS and other forms of attacks in the future, particularly as they have become more prevalent in our industry. Similarly, we have been the target of phishing and social engineering schemes that may be designed to, among other things, improperly gain access to our Sensitive Information or fraudulently obtain payments or funds from us. Further, we are not immune from the possibility of a malicious insider compromising our IT Systems or misappropriating our Sensitive Information.
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
We rely on third-party service providers and technologies to operate critical IT Systems and to process Sensitive Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, content delivery to customers, and other functions. Like many other companies, our ability to monitor third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers or partners experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers or partners fail to satisfy their privacy and data security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Any adverse impact to the availability, integrity, or confidentiality of our Sensitive Information or IT Systems, including as a result of the previously identified or similar threats, could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our IT Systems, or those of the third parties upon whom we rely or with which we have strategic partnerships. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely or with which we have strategic partnerships) to provide our platform, products and services.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Additionally, we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. For example, as new technology, particularly AI, makes it easier to detect and understand vulnerabilities, it may also become easier for third parties to exploit such vulnerabilities. These vulnerabilities pose material risks to our business, and they may not be detected until after a security incident has occurred or at all. Further, we may need to dedicate greater time and resources to vulnerability detection and remediation than in the past and may experience delays in developing and deploying more advanced measures designed to detect and remediate any identified vulnerabilities.
Applicable privacy and data security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors of security incidents. For example, SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident. Compliance with such disclosure efforts is costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely or with which we have a strategic partnership) experience any adverse impact to the availability, integrity, or confidentiality of our IT Systems or Sensitive Information, we may

experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight, restrictions on processing Sensitive Information (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions or degradation of performance in our services (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may also impact customers’ systems and data, and cause customers to stop using our platform, products, and services, cause us to offer pricing and other concessions, deter new customers from using our platform, products, and services, result in litigation, and negatively impact our ability to grow and operate our business.
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

We also enter into strategic partnerships where we agree to provide our services using third-party hardware or services. We may be unable to reach agreements with potential strategic partners on terms acceptable to us, if at all, we may not be successful in partnering with the companies that have the technologies we need, and we have accepted and may in the future accept contract terms required by partners that are non-standard or less favorable to us. Such strategic partnerships are subject to a number of risks, including with respect to security controls, business continuity, performance issues, indemnification obligations and other liability, ownership of intellectual property and other proprietary information, and potential reputational harm. For example, we have entered into strategic partnerships with Internet service providers ("ISPs"), in which we provide services on hardware owned and operated by such ISPs. There can be no assurances that these or other ISP partners will continue to provide favorable equipment hosting arrangements in the future, that the hardware provided by ISP partners will be free of errors or defects, or that the data centers, hardware, and services necessary to operate the hardware will remain free from security breaches, natural disasters, or other such incidents. Any of the foregoing could harm our business, financial position, and results of operations.
We are, and may in the future be, involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.*
We are, and may in the future be, subject to litigation such as putative class action and stockholder derivative lawsuits brought by stockholders. For example, on May 24, 2024, we and certain of our officers were named as defendants in a putative securities class action filed in the United States District Court for the Northern District of California purportedly brought on behalf of holders of our common stock. On November 1, 2024, the lead plaintiff filed an amended complaint.
Defendants filed a motion to dismiss the putative securities class action on January 15, 2025. On September 24, 2025, the court issued an order granting in part and denying in part the motion to dismiss. On October 24, 2025, the lead plaintiff filed a second amended complaint. On December 9, 2025, defendants filed a motion to dismiss the second amended complaint. On August 10, 2026, the court issued an order granting in part, and denying in part, defendants’ motion to dismiss the second amended complaint. Defendants filed an answer on October 27, 2026.
From the commencement of the securities class action through the date of this filing, six stockholder derivative complaints have been filed in the United States District Court for the Northern District of California, the United States District Court for the District of Delaware, and the Delaware Chancery Court against certain of our officers and directors based on substantially similar allegations as those in the putative securities class action. To the extent these cases have been served, the parties have negotiated stays that have either been entered by the relevant courts or are pending.
We anticipate that we and our officers and directors may be a target for lawsuits in the future, as we have been in the past. Any litigation to which we or our officers and directors are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
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
We believe that our success has depended, and continues to depend, on the efforts and talents of senior management and key employees, including Artur Bergman, our Chief Technology Officer. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, Charles Compton began serving as our Chief Executive Officer, replacing Todd Nightingale, effective June 16, 2025. Such changes in our executive management team may be disruptive to our business. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. We are also dependent on the continued service of our existing software engineers because of the complexity of our platform. Our senior management, including Mr. Compton and Mr. Bergman, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.
Our past growth may not be indicative of our future growth and we may not be able to manage our growth effectively.
We have experienced growth in various aspects of our business in prior periods. For example, our revenue was $190.2 million and $158.2 million for the three months ended September 30, 2026 and 2025, respectively. In addition, we are expanding, and expect to continue to expand in the future, our international operations. We have also experienced growth in the number of customers, usage, and amount of data delivered across our platform. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure, and management. Although our business has experienced growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all. Overall growth of our business depends on a number of factors, including our ability to:
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
These activities will require significant investments and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure. There are no guarantees we will be able to grow our business in an efficient or timely manner, or at all. If we fail to manage the growth of our business and operations effectively, the quality of our services and the efficiency of our operations could suffer, which could adversely affect our business, financial condition, and results of operations. If we are unable to sustain our recent level of growth, our business will be harmed.
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

If adequate funds are not available on acceptable terms, we may be forced to reduce or delay our business activities and capital expenditures, and may be unable to invest in future growth opportunities, sell assets, or restructure or refinance all or a portion of our debt on or before maturity, all of which could harm our business, operating results, and financial condition.

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
Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.*
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For both the three and nine months ended September 30, 2026, the percentage of revenue generated from customers outside the United States was approximately 30% of our total revenue. We continue to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of September 30, 2026, approximately 25.7% of our full-time employees were located outside of the United States. We expect that our international activities will grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles, difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries, and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could harm our business. Our current and future international business and operations involve a variety of risks, including:
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
While our previous material weakness has been remediated, if we identify future material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. Moreover, any failure to identify new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected and cause us to fail to meet our reporting and financial obligations or incur significant additional costs to remediate new material weaknesses, each of which could harm our ability to raise capital on favorable terms in the future or otherwise have a negative impact on our financial condition. In addition, we could become subject to investigations by The Nasdaq Stock Market LLC ("Nasdaq"), the SEC, and other regulatory authorities, which could require additional financial and management resources.
We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes, and controls.
We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated by our sales force as the number of transactions continues to grow. Moreover, as we continue to improve our pricing structure, we will need to implement and maintain corresponding updates to our systems around billing and payment of sales commissions to account for these new or revised structures. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to manage our business, bill customers, pay sales commissions, or offer our platform to our customers in a timely manner, causing us to lose customers or employees, limit our growth, limit us to smaller deployments of our products, or increase our technical support costs. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud.
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
Market practices with respect to new disclosures are continuously evolving, and securities analysts and investors may not fully understand the implications of our disclosures or how or why they may differ from similar disclosures by other companies. Any additional new accounting standards could have a significant effect on our reported results. If our reported results fall below analyst or investor expectations, our stock price could decline.
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
In the past few years, numerous U.S. states have enacted comprehensive privacy and data security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their Personal Information. As applicable, such rights may include the right to access, correct, or delete certain Personal Information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain Personal Information, including sensitive Personal Information, such as conducting data privacy impact assessments or requiring prior consent. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020, (collectively, the "CCPA") applies to Personal Information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights related to their Personal Information. The CCPA allows for statutory fines for noncompliance (up to $7,988 per violation), as well as a private right of action for individuals affected by certain data breaches to recover significant statutory damages.
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

Additionally, several jurisdictions around the world, including in Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and deployment of AI. For example, California enacted several new laws since 2024 that regulate the use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI and provide further transparency about how such AI was developed. Other states have also passed AI-focused legislation, such as Colorado’s Automated Decision-Making Technology Act, which repealed and replaced its Artificial Intelligence Act with a narrower framework focused on imposing disclosure and transparency requirements on the developers and deployers of AI technologies; Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions; and the Texas Responsible Artificial Intelligence Governance Act, which prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Such additional regulations, the manner in which such new laws are interpreted, and uncertainty around whether they will survive legal challenges or how they will be enforced, may impact our ability to develop, use, procure and commercialize AI and machine learning technologies in the future.

Further, jurisdictions around the world, including the European Union, are considering or have enacted their own AI-focused regulations. The EU Artificial Intelligence Act (“EU AI Act”), which establishes a risk-based governance framework for AI in the EU market, entered into force on August 1, 2024. This framework categorizes AI applications into risk categories such as “unacceptable”, “high”, “limited”, and “minimal”. In June 2026, amendments to the EU AI Act were formally adopted as part of the EU’s digital “omnibus” simplification package, which, among other things, extend the compliance deadlines for “high” risk AI systems to December 2, 2027 (for stand-alone “high” risk AI systems). AI applications in the “high” risk category will be subject to new ex ante conformity assessments and other new requirements related to risk management, testing, technical documentation and robustness, data training and data governance and log recording, transparency, human oversight, and cybersecurity, while AI applications in the “limited” risk category became subject to the new transparency obligations on August 2, 2026, with output labelling obligations for certain generative AI systems placed on the market before that date applying from December 2, 2026. Fines for breaches of the EU AI Act can be up to the greater of €35 million or 7% of worldwide annual turnover. The EU AI Act, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to develop, provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. If our current or future AI applications fall within the “high” or “limited” risk categories, the increased cost and complexity to comply could adversely affect our business, financial condition and results of operations. We expect other jurisdictions will adopt similar laws.
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
Historically, our stock price has been volatile. During the year ended December 31, 2025, our stock traded as high as $12.59 per share and as low as $4.65 per share, and from January 1, 2026 to October 20, 2026, our stock price has ranged from $34.82 per share to $7.87 per share. The market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
As of September 30, 2026, we have outstanding a total of 161.0 million shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. The 2030 Notes are convertible at the option of the holders from October 1, 2026 until December 31, 2026, and the 2028 Notes will also become convertible at the option of the holders, subject to certain limitations and restrictions, prior to June 1, 2028.
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
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Disclosure in lieu of reporting on a Current Report on Form 8-K.

Amended and Restated Offer Letter of Chief Technology Officer

On November 3, 2026, the Company entered into an amended and restated employment offer letter agreement (the “Letter Agreement”) with Artur Bergman, its Chief Technology Officer. Under the Letter Agreement, Mr. Bergman's annual base salary will be $1.00 for calendar years 2027 through 2029. For each of those years, the Letter Agreement also provides for: (i) an annual target incentive opportunity of $272,500, with terms set by the Company's Board of Directors (the "Board") or its Talent and Compensation Committee (the "Committee"); (ii) an annual long-term incentive award with a grant-date value of approximately $6,250,000, subject to Board or Committee approval; and (iii) reimbursement for employment-related air travel, not to exceed $544,999.

The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Letter Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Trading Arrangements

During the Company’s last fiscal quarter, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified certain contracts, instructions or written plans intended to satisfy the affirmative defense of Rule 10b5-1(c) for the purchase or sale of the Company’s securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Richard Daniels (1)	Adoption	9/02/2026	X	—	13,867	—	6/30/2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) On September 2, 2026, Richard Daniels, a member of the Company's Board of Directors, entered into a 10b5-1 Plan, providing for the potential sale of up to 13,867 shares of the Company's common stock. The plan expires on June 30, 2027, or upon the earlier completion of all authorized transactions under the plan.

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
10.1**
Fourth Amendment to the Senior Secured Credit Facilities Credit Agreement dated as of February 16, 2021, among Fastly, Inc., the several lenders from time to time party thereto, and Silicon Valley Bank, dated as of August 17, 2026.
X
10.2+**	Amended and Restated Employment Offer Letter by and between Fastly, Inc. and Artur Bergman, dated November 3, 2026.					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
__________

*    The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
**    Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish a copy of all omitted annexes, schedules and exhibits to the SEC upon its request.
+    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Fastly, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FASTLY, INC.

November 4, 2026	By:	/s/ Charles Compton
Charles Compton Chief Executive Officer (Principal Executive Officer)

November 4, 2026	By:	/s/ Richard Wong
Richard Wong Chief Financial Officer (Principal Financial Officer)