Form 10-K/A
period 2025-12-31
Fastly, Inc.
filed 2026-11-10
CIK 1517413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Fastly, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026 (the “Original Filing”). Capitalized terms not otherwise defined in this Amendment shall have the same meanings assigned to such terms in the Original Filing.
This Amendment is being filed to revise Part II, Item 9A “Controls and Procedures” by adding a sentence disclosing management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which was inadvertently omitted from the Original Filing due to a typographical error. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment amends and restates in its entirety Part II, Item 9A “Controls and Procedures”. In addition, as required by Rule 12b-15, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the Original Filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing.
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
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Item 9A of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
As described above, we implemented changes to our internal control over financial reporting to remediate the material weakness that was previously identified. There were no other changes during the quarter ended December 31, 2025 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Fastly, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fastly, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
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

/s/ Deloitte & Touche LLP
San Francisco, California
February 25, 2026

Item 15.     Exhibits
(a)    The following documents are filed as a part of this Annual Report:
(1)    No financial statements are filed with this Amendment
(2)    No financial statement schedules are filed with this Amendment
(3)     Exhibits:
The following exhibits are filed with this Amendment:

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FASTLY, INC.

Date:	November 10, 2026	By:	/s/ Charles Compton
Charles Compton Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2026	By:	/s/ Richard Wong
Richard Wong Chief Financial Officer (Principal Financial Officer)